Form 10KSB
period 2002-12-31
LIGHTEN UP ENTERPRISES INTERNATIONAL INC
filed 2003-04-14
CIK 1203957

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                           ----------------------------

                                   FORM 10-KSB

                           ---------------------------

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

                               -------------------

( ) TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from  ___________ to ___________

                         Commission File Number:  0-50073


                     LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.
                               -------------------
          (Exact name of small business issuer as specified in its charter)

          NEVADA                                          87-0576481
 (State or other jurisdiction of incorporation)    (I.R.S. EMPLOYER ID NO.)

     4423 South 1800 West
     Roy, Utah                                        84067
(Address of principal executive offices)             (Zip Code)


     (801) 732-1464
(Issuer's telephone number, including area code)

     Securities registered under Section 12(b) of the Exchange Act:

     Title of each class           Name of each exchange on which
                                             registered

          N/A                                   N/A


     Securities registered under Section 12(g) of the Exchange Act:

          Common Capital Voting Stock, $0.001 par value per share
                              (Title of Class)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes [X]  No [ ]            (2) Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] The issuer is not aware of any delinquent filers.

State issuer's revenues for its most recent fiscal year:     $2,053


     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked process of such common equity, as of a specified date within the past 60 days.

     As of the close of business on December 31, 2002, the Company's fiscal year-end, the aggregate market value of the voting stock held by non-affiliates was undeterminable and is considered to be zero ($0.00). This is because there was no trading or other market for the Company's securities during the entire fiscal year; moreover, no common equity stock was sold during the fiscal year from which an alternative computation could be made.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

     As of the date of this document, the Issuer had 25,040,000 common capital shares issued and outstanding.



Transitional Small Business Disclosure Format (Check one:  Yes ___; No _X_.



                         NOTICE AND DISCLAIMER REGARDING
                           FORWARD-LOOKING STATEMENTS

     Certain matters discussed herein may be forward-looking statements that involve risks and uncertainties. In general, the following risks include but are not limited to, the Company's limited operating history, its limited capital and need for additional capital and financing, the relative inexperience of management in operating a publicly held company or a book publishing and marketing company, the Company's ability or inability to promote and commercialize its low fat gourmet cookbook, the Company's dependence upon advertising and marketing, the Company's future dependence upon outside experts, the Company's ability or inability to attract funding and investment capital, competition from other or similar companies and businesses, nearly all of whom are larger and more sophisticated, general economic conditions, and other material risks that are or will be described from time to time in the Issuer's filings with the Securities and Exchange Commission ("Commission"). This disclosure also purports or attempts to list and describe a number of risk factors that the Company believes are material to a person investing or considering investing in the Issuer.

     In light of the myriad risk factors involved with or facing the Company, actual results may differ materially or considerably from those projected, implied or suggested. As a result, any forward-looking statements expressed herein are deemed to represent Lighten Up Enterprises International, Inc.'s ("Lighten Up" or "Company" or "Issuer") judgment as of the date of this filing. Lighten Up does NOT express any intent or obligation to update any forward-looking statement because it is unable to give any assurances regarding the likelihood that, or extent to which, any event discussed in any such forward-looking statement contained herein may or may not occur, or that any effect from or outcome of any such forward-looking event may or may not bear materially upon its future business, developments or plans, or its financial condition and results of operations.


                              TABLE OF CONTENTS
                                                                          PAGE

          Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                               PART I

ITEM 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . 14

ITEM 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . 21

ITEM 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 22

ITEM 4.   Submission of Matters to a Vote of Security Holders. . . . . . . 22

                              PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters. . . .  22

ITEM 6.   Management's Discussion and Analysis or Plan of Operation. . . . 24

ITEM 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . .  27

ITEM 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure. . . . . . . . . . . . . . . . . . . .  28

                                   PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act. . . . . . . . 28

ITEM 10   Executive Compensation. . . . . . . . . . . . . . . . . . . . .  30

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.  31

ITEM 12.  Certain Relationships and Related Transactions. . . . . . . . .  32

ITEM 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 33

ITEM 14.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . 33

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

Sarbanes-Oxley Section 302 Certifications. . . . . . . . . . . . . . . . . 35

Sarbanes-Oxley Section 906 Certification . . . . . . . . . . . . . . . . . 37



                                  RISK FACTORS

The following risk factors are not listed in any particular order of importance.

Any person investing or considering investing in the securities of Lighten Up Enterprises International, Inc. ("Lighten Up" or "Company" or "Issuer") should consider the following risks. These risks are not the only possible risks. Additional risks may also impair the business and operations of Lighten Up. If any one or more of these risks were to occur, Lighten Up's business, results of operations, financial condition, and ability to continue may be significantly impaired or affected. There may also be a concomitant adverse effect on the value of the securities of Lighten Up and anyone investing or seeking to invest in Lighten Up's securities may lose part or all of his or her investment.

When this document states that something could or will have a material adverse effect on the Company, the Company specifically means that it could or will have one or more of these effects.

To promote and commercialize its cookbook property, the Company needs additional capital. At present, it has nominal revenues from book sales. Furthermore, Lighten Up does not anticipate paying any dividends on its common stock.

Investment in Lighten Up's securities should be considered highly speculative. The Company has no recent operating history and is subject to all of the risks inherent in developing a business enterprise.

The reader should carefully consider the following risks and the other information contained in this annual report before making a decision to invest in Lighten Up's common stock, stock which, as of this date, has no trading or other market. If and when the Company's stock does trade, if it does, the trading price of Lighten Up's common stock could decline due to any of the following risks, and an investor could lose all or part of his or her investment. The reader is therefore cautioned to carefully consider and refer to all other information contained in this document, including the financial statements and related notes in Item 7 of Part II of this document. The specific risks described below are risks that management considers to be material at this time.

     1. INVESTORS WHO BUY THE COMPANY'S STOCK IN THE MARKET (IF AND WHEN ONE DEVELOPS) WILL LIKELY SUFFER THE LOSS OF THEIR ENTIRE INVESTMENT IF THE COMPANY IS UNSUCCESSFUL. If Lighten Up's future operations are unsuccessful, persons who purchase its securities in the market, assuming such a market exists or develops in the future, likely will sustain a severe or principal loss of their investment.

     2. GOING CONCERN. There exists substantial doubt concerning the Company's ability to continue as a going concern. This doubt is shared by the Company's independent auditors who have also expressed doubt about the Company's ability to continue as a going concern. See Item 7 of Part II below. Continuation of the Company as a going concern is dependent upon substantially increasing book sales and on obtaining additional working capital as necessary to continue to promote the Company's cookbook property and, if funds become available, to additionally develop, publish and promote a second cookbook edition. Provided that the Company obtains additional equity funding and long term financing in the future, the Company believes that it will be able to continue as a going concern. Having said this, the Company's officers and directors intend to advance the Company sufficient funds to continue to fulfill the Company's reporting obligations with the Commission for at least the next three (3) years. At the expiration of three years and assuming that the Company is not self-sustaining at that time, management will have to make a determination as to how and in what form it intends to continue, if it will. Accordingly, no predictions or other estimates, at this time, can be made beyond the next three years.

     3. RECENT STATUS AS A NON-REPORTING, NON-TRADED COMPANY. No trading market has ever existed for Lighten Up common stock. As a result, the general public is not familiar with the Company or its new business plan. Lighten Up has obligated itself as a fully reporting company with its submission and filing of its initial registration statement on Form 10-SB on November 7, 2002.

The uncertainty that Lighten Up's business will be successful or that a trading market for its securities will develop must be considered in light of the potential difficulties, complications, problems, expenses and/or delays frequently encountered in connection with any new business, not to mention a business involving substantial competition. Probably the principal difficulty in this regard is and will be the ability to attract and obtain investment capital or financing.

     4. DEVELOPMENT STAGE COMPANY/LACK OF RECENT OPERATING HISTORY OR RESULTS/EXPENSE OF BEING A REPORTING COMPANY. Because it has not had substantial revenues to date from book sales, Lighten Up is in the development stage. Although formed in 1998, the Company has not engaged in any substantive activities. The Company's recent activities have involved restructuring and the May 2002 acquisition of a 100% membership interest in Lighten Up Enterprises, LLC, a Utah limited liability company. Businesses that are starting up or in their initial stages of development present substantial business and financial risks and suffer significant losses from which they may not recover or from which they may be unable to emerge. Lighten Up will face all of the challenges of a new business enterprise, including but not limited to, engaging the services of qualified support personnel and consultants, establishing budgets, implementing appropriate financial controls and internal operating policies and procedures, not to mention raising capital or obtaining other financing.
Because Lighten Up has no operating history as a low fat gourmet cookbook publishing, promotion, sales and marketing company, there is no history on which to judge its financial condition, the competence of management, or its ability to implement its business plan.

After the Company's acquisition of Mary Ross's 100% membership interest in Lighten Up Enterprises, LLC, all as explained in further detail below, the Company engaged in its current business for the first time. Since then, Lighten Up has proceeded along the lines of doing whatever is necessary to establish itself, particularly with the limited resources available to it. Accordingly, Lighten Up has only a limited operating history for potential investors to consider. Prior to filing a registration statement with the Commission on Form 10-SB, Lighten Up's properties and products have never been owned by a reporting company. As a result, the Company expects that the obligations of being a reporting company with what assets and properties it has only recently acquired, including substantial public reporting and investor relations obligations, will require significant additional expenditures, place additional demands on management and may require the hiring of additional personnel. As part of this process, the Company plans to implement financial reporting systems and other controls that have not previously been used and as may otherwise be required by the Sarbanes-Oxley Act. Management may need to implement additional systems in order to adequately function as a reporting company with a newly acquired business purpose. Such expenditures could adversely affect the Company's financial condition and results of operations.


     5. LACK OF SUFFICIENT CAPITAL TO CONTINUE INDEFINITELY AS A REPORTING COMPANY AND TO MARKET ITS PRODUCTS. The cost of maintaining reporting company status is substantial and the cost of continuing to file all necessary reports with the Commission and obtain the necessary audits and other accountings will continue to drain the Company's capital reserves. As of December 31, 2002, the Company had approximately $1,191 in cash on hand and long-term debt of $21,000 which bears interest at 7% per annum. More money will have to be loaned or advanced to the Company by its officers and directors during the 2003 calendar year. See Risk Factor No. 2 above.

     6. ACCUMULATED NET LOSS; NOMINAL WORKING CAPITAL. Lighten Up has NOT commenced significant business operations. As a result, the Company remains in the development stage. The Company had a working capital deficit of $25,247 at December 31, 2002. Losses are expected to continue into the foreseeable future because the Company's operations are subject to numerous risks and uncertainties that are associated with a development stage company engaged in the food marketing business or industry, which has not yet reached the operational stage.

     7. LACK OF REVENUE. Lighten Up needs additional capital because its current book sales are, and have been, nominal. Other than what it has obtained from a sporadic and limited number of book sales, the Company lacks revenue flow. Currently, Lighten Up does NOT have royalty interests in any product. Further, its cookbook, though copyrighted, has NOT been licensed to any third party for any purpose. There is no assurance that the Company will obtain any such royalty interests in the future, or that if so, it will actually receive any royalty payments.

     8. NEED FOR ADDITIONAL CAPITAL AND FINANCING TO IMPLEMENT BUSINESS PLAN. Lighten Up has limited capital and needs additional financing to implement its business plan. Lighten Up currently has no operating capital. The Company will require a substantial amount of additional capital to implement its business plan. While Lighten Up intends to seek revenue sources on an on-going basis, there can be no assurance that such sources can be found, or that if available, the terms of such financing will be commercially acceptable.

Other than having the present ability to continue to market its cookbook property through its website "www.lowfatgourmet.com," the Company currently lacks the capital and other resources to more fully implement and carry out its business plan as more fully described in a subsection of Item 1 of Part I below titled "Business Plan and Overall Business Methodology."

     9. DEPENDENCE ON RETENTION AND ATTRACTION OF KEY PERSONNEL. Lighten Up's success will depend, in large part, on its ability to retain and attract highly qualified personnel, and to provide them with competitive compensation arrangements, equity participation and other benefits. Even if the Company is successful in carrying out its business plan, there is no assurance that the Company will be successful in retaining or attracting highly qualified individuals in key management positions. See the last paragraph of Risk Factor No. 4 above.

     10. CURRENT RELIANCE UPON DIRECTORS AND OFFICERS AND LACK OF KEY MAN INSURANCE. At present, Lighten Up is wholly dependent upon the personal efforts and abilities of its officers and directors, persons who exercise control over its day-to-day affairs. The Company is also dependent upon these officers and directors to financially carry it through the next three (3) years in its reporting obligations. Though Lighten Up's officers and directors are NOT legally obligated or otherwise contractually bound to advance funds to Lighten


Up, they intend to do so. Though Lighten Up's officers and directors lack substantial or extensive experience operating publicly held or owned companies, Lighten Up depends solely on current management to pursue its business plan. Accordingly, their loss may potentially have an adverse impact on the Company's future. At the same time, the Company does not believe the loss of any of its officers and directors justifies the purchase of key man insurance, even assuming that it could afford such insurance, which it cannot at this time.

     11. INDEMNIFICATION OF OFFICERS AND DIRECTORS. Articles IX and X of Lighten Up's Restated and Amended Articles of Incorporation and applicable provisions of its existing Bylaws, not to mention the general corporate law of Nevada where the Company is incorporated, authorize the Company to indemnify any director, officer, agent and/or employee against certain liabilities. The Company may also purchase and maintain insurance on behalf of any such persons whether or not it would have the power to indemnify such person against the liability insured against. Indemnifying and/or insuring officers and directors from the increasing liabilities and risks to which such individuals are exposed as a result of their corporate acts and omissions could result in substantial expenditures by Lighten Up, while preventing or barring any recovery from such individuals for the possible losses incurred by the Company as a result of their actions. Even assuming that it could afford it, however, Lighten Up has no plans to obtain any officer or director (D&O) liability insurance.

     12. NO DIVIDENDS. Holders of Lighten Up's common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for that purpose. To date, Lighten Up has not paid any cash dividends. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. Even if the Board desired to declare any dividends, the Company's ability to do so would almost certainly be restricted because the Company is seeking, or will be seeking, outside financing and financing covenants generally prohibit such declarations.

     13.  LACK OF TRADING MARKET FOR COMMON STOCK/RISK THAT A TRADING
MARKET MAY NOT DEVELOP OR THAT IF IT DOES, THAT IT WOULD BE SUBJECT TO WIDE FLUCTUATIONS OR OTHERWISE BE AN ILLIQUID MARKET. No public market has existed, or presently exists, for the Company's common capital stock. At such time as Lighten Up's Form 10-SB/A registration statement is "cleared" or free of additional Commission comments, Lighten Up intends to apply to the Over-the-Counter Bulletin Board (OTCBB) for a stock trading symbol. If and when this occurs and assuming that the Company does indeed obtain such a symbol, management believes that the market price for shares of the Company's common stock may be volatile and otherwise trade at a large spread between the bid and asked prices. This is because the markets for "small capital" or Penny Stock companies such as Lighten Up generally experience extreme price and volume fluctuations. These fluctuations can be unrelated to the operating performance of the company itself. Further, economic and political conditions may adversely affect the market price of a company's common stock. Reference is made to Part II, Item 5 below titled " Market for Common Equity and Related Stockholder Matters."

    14. RISKS OF PENNY STOCKS. Lighten Up's common stock is considered to be a "penny stock" because it meets one or more of the definitions in Exchange Act Rule 3a51-1. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. See also the following risk factor immediately below.

    15. BROKER-DEALER REQUIREMENTS INVOLVING PENNY STOCKS MAY AFFECT TRADING AND LIQUIDITY. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated by the Commission require broker- dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. These rules may have the effect of reducing the level of trading activity in the secondary market, if and when one develops.

Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Commission Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;
(ii)reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Pursuant to the Penny Stock Reform Act of 1990, broker-dealers are further obligated to provide customers with monthly account statements. Compliance with the foregoing requirements may make it more difficult for investors in the Company's stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise. Reference is made to Part II, Item 5 below titled " Market for Common Equity and Related Stockholder Matters."

     16. POTENTIAL FUTURE STOCK ISSUANCES; DILUTION. It is not now known, what other stock or debt instrument issuances, if any, the Company might find advisable or otherwise be required to undertake in the future to raise capital, issuances that would substantially dilute existing shareholders. Other than as necessary to obtain additional funding or capital, the Company has no plans or intentions, at the present time, to issue any more stock. Nor is the Company aware of any potential investor who would be willing to invest in the Company in exchange for stock or a debt instrument.

The potential impact or significance of any future stock issuance of "restricted" shares is as follows: under Rule 144 of the General Rules and Regulations of the Commission a person (or persons whose shares are aggregated) who has satisfied a one (1) year holding period, may sell within any three month period, an amount of shares that does not exceed the greater of one percent(1%) of the then outstanding shares of common stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who have not been affiliates of the issuer within the preceding three months and who have beneficially owned the shares for a minimum period of at least two (2) years. Hence, the possible sale of the restricted shares issued and outstanding may, in the future, dilute the percentage of free-trading shares held by a shareholder or subsequent purchaser of the Company's securities in the market, and may have a depressive effect on the price of the issuer's securities. Further, such sales, if substantial, might also adversely affect the issuer's ability to raise additional equity capital in the future.

In addition to the foregoing, any additional offer and sale of the Company's securities would also have a dilutive effect on the holdings of existing shareholders and would otherwise, more than likely, have a depressive effect on the market price of the Company's common stock.

At such time as Lighten Up needs capital in order to further implement its business plan, it is almost certain that additional shares or other securities will be issued and that current shareholders will be substantially diluted. It is also possible or conceivable that a reverse split of the Company's shares will be effectuated in the future though there are no plans at the present time to undertake any such action and the Company is not presently aware of any circumstances that would dictate such a course of action.

     17. COMPETITION - LIGHTEN UP COMPETES IN HIGHLY COMPETITIVE MARKETS AND IS VULNERABLE TO LARGER AND MORE EXPERIENCED COMPETITORS. Food marketing and food product publishing companies of various kinds and sorts vigorously compete to educate and target members of the public as to healthier ways to eat and take care of themselves. Lighten Up faces fierce and rigorous competition from other companies that are similarly marketing, selling and commercializing their own cookbooks and related products. One need merely look at websites such as "cookingchannel.com" and "starchefs.com." See also subheading titled "Competition" in Part I, Item 1 of this document titled "Description of Business." Many competitors in these markets have significantly greater resources and broader market presence, not to mention greater experience and sophistication. These advantages allow them to spend considerably more money on marketing and may allow them to use their greater resources more effectively than Lighten Up can.

     18. MANAGEMENT'S LACK OF EXPERIENCE IN THE FOOD MARKETING INDUSTRY. No one currently serving as an officer or director of the Company is or has ever been directly employed in either the food industry or with a large marketing company. Also, no director or officer, other than Mr. Lewis, the Company's current president, has ever held a position with a publicly owned or publicly held company. See Item 9 of Part III below titled "Directors, Executive Officers, Promoters and Control Persons."

    19. ABILITY TO REPAY EXISTING DEBT CURRENTLY ACCRUING INTEREST AT 7% PER ANNUM. Though the Company, through the LLC that it owns and controls, owns a published and copyrighted cookbook and though, as of December 31, 2002, it had approximately $1,191 in cash on hand, Lighten Up currently has long-term debt of $21,000 which accrues interest at 7% per annum. At the same time, the Company has no history of operations on which investment decisions about it can be based.

     20. FUTURE NEED TO RELY ON OTHERS AND OTHER EXPERTS. Assuming it is financially able to implement its business plan, Lighten Up will more than likely need to hire or rely on outside experts, persons whose identities are currently unknown. No assurance can be given that Lighten Up will be able to locate persons with whom it or its current management will work, within acceptable fee arrangements, or that these entities or persons will be competent and knowledgeable about that which they are hired to do. Lighten Up may also be at risk for any violations of law committed by those persons it uses or hires.


     21. OFFICERS AND DIRECTORS WILL BE DEVOTING LIMITED TIME TOWARDS LIGHTEN UP'S BUSINESS AND AFFAIRS. Lighten Up's current officers and directors, namely, Mr. Lewis and Ms. Ross, have other full time employment as more particularly disclosed in Item 9, Part III below titled "Directors, Executive Officers, Promoters and Control Persons." As a consequence, each can only devote a limited amount of time to the Company and its affairs. Ms. Ross's efforts will concentrate on product development, such as preparing for her regular television show and devising new recipes for a second or revised edition of the Company's cookbook property. Mr. Lewis's efforts will concentrate on the business end of the Company such as marketing and sales. Much of the time spent will also depend upon how the Company's business plan unfolds, something that cannot be predicted at this time.

     22. THE LOSS OF MARY ROSS AND HER SERVICES WOULD MATERIALLY ADVERSELY AFFECT THE COMPANY'S ABILITY TO ACHIEVE AND CARRY OUT ITS BUSINESS PLAN.
Lighten Up is highly dependent upon its officer, director and majority shareholder, Mary E. Ross, the author of its low fat gourmet cookbook property. Ms. Ross's talents, efforts, personality and leadership will be critical to Lighten Up's success. The diminution or loss of Mary Ross and her services, and any negative market or industry perception arising from that diminution or loss, would have a material adverse effect on Lighten Up's business and future. It is thus believed that, to a large degree, Ms. Ross is irreplaceable. While Mr. Gary C. Lewis, the Company's president and a director, has substantial business experience and stands to make significant contributions to Lighten Up's business plan and prospects, Mary Ross remains the personification of the Company's future as well as its primary creative force. Reference is made to Item 9, Part III below titled "Directors, Executive Officers, Promoters and Control Persons."

Because Lighten Up's business plan has neither been implemented nor proven successful, no discussions have been had concerning whether or not the Company plans to enter into an employment or executive compensation agreement of some type with Ms. Ross.

      23. THE COMPANY'S POTENTIAL SUCCESS DEPENDS ON MARY ROSS'S IMAGE, THE VALUE OF ITS COOKBOOK PROPERTIES AND ITS OVERALL "LOW FAT GOURMET" MARKETING STRATEGY. Lighten Up's success depends, in large part, upon the marketability of the idea of low fat gourmet cooking. At the same time, if Mary Ross's public image or reputation were tarnished or her regular Utah-based television spot or show were cancelled, Lighten Up believes that this would have a material adverse affect on the Company's ability to carry out its business plan. Mary Ross, as well as her name, her image and what other intellectual property rights the Company acquires or perfects in the future in this regard, are integral to the Company's future marketing efforts. The Company's ultimate success and the value of any future brand name therefore depends, to a large degree, on the reputation of Mary Ross.

As of the date of this annual report, the Company has developed no brands or branded products; therefore, Lighten Up has not entered into any license agreements for the same.

      24. DANGER OF INFRINGEMENT/INABILITY TO PROTECT THE SAME. The Company is susceptible to others imitating its low fat gourmet cookbook products and infringing its copyrights. The Company may not be able to adequately or successfully protect its intellectual property rights, upon which it is materially dependent. In addition, the laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the


United States. Imitation of the Company's products or infringement of its intellectual property rights could diminish the value of any future product brands or signature lines or otherwise adversely affect any future revenues.

      25. THE FUTURE LOSS OF THE RIGHT TO USE MARY ROSS'S NAME, LIKENESS, IMAGE AND VOICE WOULD MATERIALLY ADVERSELY AFFECT THE COMPANY'S BUSINESS PLAN AND ULTIMATE SUCCESS. At some point in the future and at such time as the Company becomes profitable, if it ever does, Mary Ross has orally agreed to give the Company an exclusive, perpetual, royalty-free license with respect to her name, likeness, image and voice. If the Company were to terminate Mary Ross's position with the Company or her future employment with the Company without cause, or if she were to do so on her own for good reason, this future license agreement or commitment would cease to be exclusive, the Company would be limited in its ability to create new markets containing the Mary Ross name, Mary Ross could compete with Lighten Up and the Company might be required to pay Mary Ross a royalty on revenues relating to her name. Since Mary Ross wrote the Company's cookbook and she alone is knowledgeable about low fat gourmet cooking, if Mary Ross were to compete with the Company or if the Company were to lose any future right to use this intellectual property, the Company's business and future potential would be severely adversely affected.

      26. TERMINATION OR IMPAIRMENT OF RELATIONSHIPS WITH BOOK SELLERS AND DISTRIBUTORS COULD ADVERSELY AFFECT LIGHTEN UP'S POTENTIAL REVENUES AND BUSINESS PLAN. Prior to the date of annual report, Mary Ross has been able to offer and market the Company's low fat gourmet cookbook property through wholesale book distributors such as Evans Books who distributes the book to local and national retail book distributors. Distribution of Ms. Ross's cookbook has also been done through non-book specialty retail distribution channels made up of local specialty foods and cooking stores. The book has also recently become offered for sale directly on the Company's web site "www.lowfatgourmet.com." The Company has no formal, written distribution contracts with Evans Books or any other book sellers or distributors as this is, and has been, done on an informal basis with payment made within 60 to 90 days. In the event that Evans Books or any other book distributors were to become unable or unwilling to offer the Company's cookbook for sale in the future, such would almost certainly have an adverse impact on Lighten Up's future prospects and business plan. Having said this, the Company has no reason to believe, at this time, that any entity or person offering the cookbook for sale would become unwilling or unable to do so.

      27. IF MARY ROSS'S EXISTING TELEVISION COOKING SPOTS FAIL TO MAINTAIN A SUFFICIENT AUDIENCE AND CEASE AS A RESULT, SUCH LOST OPPORTUNITIES COULD HAVE AN ADVERSE IMPACT ON LIGHTEN UP. At the present time, Mary Ross receives no revenue for the regular or weekly cooking television spots that feature her cooking low fat gourmet dishes on KSL Television in Salt Lake City, Utah. Nonetheless, such television programs give Ms. Ross high visibility and name and face recognition among those residing along the Wasatch Front, that is, from Ogden to Provo, Utah, including the southern portions of the adjoining states of Wyoming and Idaho. This area comprises well over a million people. KSL has informed Ms. Ross that it estimates that 32,000 to 34,000 persons view Ms. Ross's program each week. This television exposure is significant and important to the marketing of Lighten Up's cookbook and any future related cooking products, the loss of which would have a material adverse impact on the Company.

      28. FAILURE TO DEVELOP AND MAINTAIN AN INTERNET/DIRECT COMMERCE BUSINESS WILL IMPAIR LIGHTEN UP'S ABILITY TO CONTINUE AS A GOING CONCERN AND ADVERSELY AFFECT ITS FUTURE PROSPECTS. Lighten Up's future growth opportunity depends to a significant degree upon the development of an Internet/Direct Commerce business. Though the Company does maintain a website known as


"www.lowfatgourmet.com," the Company has limited experience, at this stage, in the Internet/Direct Commerce business. Lighten Up cannot assure anyone that it will be successful in achieving these and other necessary objectives or that its prospective Internet/Direct Commerce business will ever be successful, let alone profitable.

Lighten Up's Internet/Direct Commerce business will require the Company to keep up with the rapid technological change that is inherent in electronic commerce. The emerging nature of electronic commerce requires quick adaptation as electronic commerce evolves. The markets for Internet/Direct Commerce business are relatively new and rapidly evolving, and are characterized by a number of entrants that have introduced or plan to introduce competing products or services. As a result, demand for and market acceptance of new products or services are subject to a high level of uncertainty, risk and competition, and there are few proven products and services. These pressures will force Lighten Up to incur significant expenditures to remain competitive in these marketplaces, and, if the Company fails to appropriately address these pressures, its business, financial condition and prospects could be materially adversely affected. See Part 1, Item I below which contains a detailed description of the Company's business plan.

      29. SYSTEM FAILURES COULD IMPAIR THE COMPANY'S REPUTATION, DAMAGE ANY FUTURE BRANDS AND ADVERSELY AFFECT LIGHTEN UP'S FUTURE PROSPECTS. If the Company's website system cannot be operated or expanded to satisfy increased demand or it otherwise fails to perform, such events could impair the Company's reputation, including that of Mary Ross, and materially and adversely affect the Company's overall business prospects. Lighten Up's ability to facilitate internet/direct commerce transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of its computer and communications hardware systems. Such systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in internet/direct commerce service or decreases the responsiveness of such service could impair Lighten Up's reputation, damage any future brand names and otherwise materially adversely affect future prospects.

      30. MARY E. ROSS CURRENTLY CONTROLS THE COMPANY AND THIS CONTROL COULD INHIBIT POTENTIAL FUTURE CHANGES OF CONTROL THAT MIGHT BE IN THE BEST INTEREST OF THE STOCKHOLDERS. Mary Ross owns and controls approximately 80% of the Company's issued and outstanding shares of common capital stock. See Item 11,
Part III below titled "Security Ownership of Certain Beneficial Owners and Management." As a result, Mary Ross has, and will have, the ability to control the outcome of all matters requiring stockholder approval, including the election and removal of the Company's entire Board of Directors, any merger, consolidation or sale of all or substantially all of our assets, and the ability to control management and affairs. This concentrated control could conceivably discourage others from investing, or wanting to invest, in the Company or to engage in a change of control transaction that may otherwise be beneficial to the Company and its future business. As a result, the market price of common stock could be adversely affected.


                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

Lighten Up is a low fat gourmet cookbook publishing and marketing company that further intends, if book sales substantially increase and financing otherwise becomes available, to market low fat foods and low fat food cooking products on a private brand label or signature line basis.

History and Background of the Company

Lighten Up Enterprises International, Inc. ("Lighten Up" or "Company") was incorporated nearly 5 years ago on January 29, 1998, under the laws of the State of Nevada as K.H.F. Restaurants for the purpose of developing, owning and operating a megaplex theater restaurant chain featuring Mexican-American cuisine.

Because the Company's efforts to develop, own and operate a megaplex theater restaurant chain featuring Mexican-American cuisine failed, the Company, on May 30, 2002, entered into an Acquisition Agreement with Ms. Mary E. Ross, the author of a copyrighted and published low fat gourmet cookbook, a copy of which is attached to the Company's Form 10-SB.

Pursuant to the Acquisition Agreement, the Company acquired Ms. Ross's 100% membership interest in and to Lighten Up Enterprises, LLC, a Utah limited liability company (the "LLC"), which in turn owned all rights, title and interest in and to Ms. Ross's published and copyrighted cookbook titled Lighten
Up: The Art of Low Fat Gourmet Cooking, including related properties and assets. This acquisition was undertaken in exchange for the issuance to Ms. Ross of 20 million "restricted" common capital shares of the Company's authorized but unissued stock. See Ex. 10.1 to the Company's Form 10-SB/A. On July 11, 2002, the Company changed its name to "Lighten Up Enterprises International, Inc."

Since the date of the Acquisition Agreement, the Company has created and now maintains a web site that offers Ms. Ross's low fat gourmet cookbook for sale. The web address is: "www.lowfatgourmet.com". See the subheading below titled "INTERNET/DIRECT COMMERCE BUSINESS AND NEED TO UPDATE OPERATIONAL NATURE OF COMPANY'S WEBSITE "SHOPPING CART," contained in Part I, Item 1 below titled "Business Plan and Overall Business Methodology."

The Company has never been involved in any bankruptcy or insolvency proceeding of any kind and none of its officers and directors has been involved, directly or indirectly, in any bankruptcy or similar proceeding. Neither the Company or any officer or director is involved in any pending litigation, nor is any litigation involving the Company or any officer or director threatened.

Current Status of the Company

As of the date of this document, the Company has 50 shareholders of record and its stock transfer agent is Interwest Stock Transfer located at 1981
East Murray-Holladay Road, Holladay, Utah. The Company has but one class of stock issued and outstanding, that being common capital voting stock having a par value of $0.0001 per share. As of the date of this document, there are 25,040,000 common shares issued and outstanding of which 50,000,000 common shares are authorized. The Company also has 10,000,000 preferred shares authorized, none of which are either issued or outstanding. Of the 25,040,000 common shares currently issued and outstanding, a total of 22,250,000 shares are owned by current officers and directors of the Company. All such 22,250,000 shares are deemed "restricted." These shares represent approximately 88.7% percent of the total number of issued and outstanding common shares.

Currently, the Company's only two directors are Mr. Gary Lewis and Ms. Mary E. Ross, both Utah residents. Mr. Lewis serves as the Company's president and chairman of the board and Ms. Ross serves as the Company's secretary/treasurer and a director. Mr. Lewis, has been an officer and director of the Company since March 2000. Mr. Lewis's holdings represent 8.9% of the Company's currently issued and outstanding shares. As a result of the May 2002 Acquisition Agreement mentioned above, Ms. Ross is the Company's major and controlling shareholder, directly owning approximately 80% of the Company's now issued and outstanding common shares. See Item 11 of this Part III titled "Security Ownership of Certain Beneficial Owners and Management."

The Company has had nominal revenues to date and expects to incur substantial expenses in implementing its business plan. Management cannot predict if the Company will be profitable. Additionally, the Company had a working capital deficit as of its fiscal year ended December 31, 2002, and has no form of financial commitment for the funding of the Company's business plan other than an express intention communicated from current officers and directors to advance the Company sufficient funds over the next three (3) years to keep it current in its reporting obligations. That is to say, though Lighten Up's officers and directors are not legally obligated or otherwise contractually bound to advance funds to Lighten Up, they intend to do so as necessary to keep it current in its reporting obligations. There exists substantial doubt regarding the Company's ability to continue as a going concern, a view shared by the Company's independent auditors. See Risk Factor No. 2 above; see also Item 7 of Part II below. No assurance can be given that the Company will become successful or that it will be able to locate any funding or enter into any agreements or other arrangements that will provide the amount of capital necessary to implement and carry out its business plan described elsewhere herein.

The Company currently has but one subsidiary, namely, Lighten Up Enterprises, LLC, a Utah limited liability company that owned Ms. Ross's cookbook property and 100% of which the Company acquired in May 2002. Presently, the Company is not involved in any joint venture with any other party. Other than issuing promissory notes in exchange for funds that the Company has borrowed from the Company's president, Mr. Lewis, the Company is not currently involved in any contract with any other person or entity.

Though it owns, through its subsidiary, copyright relative to the low fat gourmet cookbook property it acquired from Mary Ross's LLC in May 2002, the Company holds no patents or trademarks.

As set forth in its balance sheet in Item 7 of Part II below, the Company, as of December 31, 2002, had $1,191 in current assets, its copyright in the cookbook owned by its LLC, and approximately 3,400 copies of the cookbook on hand, each of which has a suggested retail price of $19.95. See the Company's website "www.lowfatgourmet.com" where the book is offered for sale. The Company has assigned no value to its book and copyright assets. See the financial statements contained in Item 7 of Part II below.

The Company is not presently involved in any negotiations to undertake any type of merger, reorganization, joint venture or business combination transaction of any sort. No agreement has been reached with any broker-dealer to make a submission to the National Association of Securities Dealers, Inc. (NASD) for


the purpose of becoming quoted on the OTC Bulletin Board and no assurance can be given that this or any of the Company's other plans or proposals can be accomplished.

The Company maintains executive offices or facilities at the office of its president located at 4423 South 1800 West, Roy, Utah 84067. Its telephone number is 801-731-1464 and its fax number is 801-732-9371. The Company does not pay rent for these office facilities.

Business Plan and Overall Business Methodology

The Company's principal business plan is to develop, promote, and commercialize its low fat gourmet cookbook titled Lighten Up: The Art of Low Fat Gourmet Cooking. To date there have been over 2,000 books sold and otherwise delivered for promotional purposes, mainly in the state of Utah, by local book distributors and book stores. These stores and outlets do not have formal written book distribution agreements with the Company. Instead, the Company has an oral consignment-type of agreement with a Salt Lake City-based wholesale distributor named Evans Books, which, in turn, distributes books to various retail stores and outlets. This agreement provides that Evans Books will offer and sell the book and, after 60 to 90 days, Evans Books will remit a check to the Company. The Company has no reason to believe that Evans Books would choose, in the future, NOT to offer the Company's book for sale. As set forth in further detail below, the initial phase of the Company's business plan will also include but not be limited to developing and commercializing Ms. Ross's cookbook on a video, DVD and CD ROM basis through its website and otherwise.
See the subheading no. 5 below titled "INTERNET/DIRECT COMMERCE BUSINESS AND NEED TO UPDATE OPERATIONAL NATURE OF COMPANY'S WEBSITE "SHOPPING CART." If future funding becomes available, the Company will also consider publishing a second or revised edition low fat gourmet cookbook containing entirely new recipes. However, the Company estimates that publishing would cost at least $25,000, an amount of money the Company currently lacks. As of the date of this annual report, the Company estimates that it has sold at least 1,200 books through the various means described in this paragraph.

     1. MARY ROSS'S TELEVISION SHOW. Ms. Ross has a short cooking segment that airs every Friday on KSL Channel 5's Noon News Show. KSL Channel 5 is Utah's NBC affiliate station. Mary is known to KSL's viewing audience as Channel 5's "Low Fat Gourmet Chef." The Channel 5 Noon Show is aired across the state of Utah and in limited market areas within Wyoming, Idaho, Arizona and Colorado. As stated above, the show, according to KSL, is viewed or seen by between 32,000 and 34,000 viewers each week. During the short program, Mary features and prepares a new low fat gourmet recipe either from her book or that she has developed specifically for the show. Recipe preparation includes comments on the nutritional differences between the traditional high fat version of the recipe and her revised low fat version.

In addition to her book being shown every Friday as part of the kitchen set, the KSL Noon Show anchors ask her questions about the new recipe, whether or not it is contained in the book and if so, where the book is available for purchase. Because the program confers an advertising benefit on the Company, the Company, for accounting purposes, has had to accrue an advertising expense payable to Ms. Ross. Reference is made to Item 7 of Part II below.

Ms. Ross receives the opportunity to promote her book in exchange for her services as Channel 5's "Low Fat Gourmet Chef." Accordingly, there is no contractual agreement between or involving Mary or Lighten Up and KSL. No advertising fees have ever been charged by KSL for her time in promoting her book and the Company has no reason to believe that this arrangement will change.

     2. TARGETING HEALTH CONSCIOUS CONSUMERS. The intended or primary target of Lighten Up's book product shall be, but will not be limited to, persons that are concerned about fitness, maintaining youthfulness and an overall healthy lifestyle. The Company shall focus its marketing efforts on persons that are food conscious and otherwise concerned about their health and their family's health.

     3. MARKETING PLAN. The Company's marketing plan for the first year is to sell the remainder of the Company's book inventory of approximately 3,400 books, execute a third print run of the existing book no later than the third quarter, and begin the publishing process for a second edition low fat gourmet cookbook. A second cookbook is now approximately 80% complete. The completion of this task is dependant on the Company's ability to sell the remainder of its inventory. In such event, the Company will have raised the necessary capital to finish the design, layout and printing costs necessary to publish several thousand copies of a second edition cookbook and possibly proceed with plans to develop its own low fat gourmet signature line of healthy food products.

To accomplish our book sales marketing goals, the Company plans to use already existing distribution channels, which include (1) retail sales of the book through local specialty food stores and restaurants, (2) internet/direct commerce sales through the Company's website, www.lowfatgourmet.com, cooking parties and classes, and trade shows, and (3) increase distribution of the book not only through our current local distributor(s), Evans Books, but establish national distribution with a large national book distributor.

New marketing ideas that have not as yet been implemented or tested include a desire to promote distribution of the book through national retail warehouse discount stores, and to further establish a website link with all major internet book distributors and sellers.

     4. PROMOTION/ADVERTISING PLAN. The Company's existing promotion and advertising currently consists of (1) promoting the book aggressively on Salt Lake City's KSL Television's (an NBC affiliate) noon cooking show on Fridays featuring Mary Ross, and (2) continuing to have Ms. Ross teach low fat gourmet cooking and "low fat for life" classes which we also plan to expand and promote through community education programs for a healthier lifestyle.

Our future plans also include expanding our advertising program to include book signing and recipe sampling at health and fitness trade shows as well as community health fairs. At the same time, we plan to aggressively set out to increase Ms. Ross's lecture schedule on the subjects of low fat cooking, health, nutrition and weight management. This will be achieved through community and continuing education programs, such as through Salt Lake Community College. We also intend to do a number of press releases through established media sources to include but not be limited to fitness, medical, and nutritional publications. Editors of major area and national newspapers will receive copies of the book to promote and feature in book review articles. Whether actual book reviews will be published remains to be seen. Still, the Company also plans to purchase direct response ads in target-specific publications after completion of our third print run and the possible publication of our second cookbook.

     5. INTERNET/DIRECT COMMERCE BUSINESS AND NEED TO UPDATE OPERATIONAL NATURE OF COMPANY'S WEBSITE "SHOPPING CART." Since the filing of the Company's initial registration statement on Form 10-SB during November 2002, the Company has hired an independent website developer to redesign, animate, and thoroughly update Lighten Up's website. This task is now complete and the reader is invited and strongly encouraged to visit the site: www.lowfatgourmet.com. This revised site now includes an interactive "shopping cart" so that customers and consumers visiting the site can directly purchase a copy of Lighten Up: The Art of Low Fat Gourmet Cooking. When the shopping cart is selected, the customer is linked to a separate page giving him or her instructions as to where to send a check, money order or cashier's check made payable to "Lighten Up International, Inc.," in the amount of $19.95, plus $3.95 for shipping and handling. As internet sales increase, a third party merchant's account will be obtained.
This will give customers the convenience of using their credit cards to make book purchases, a convenience not presently available under the Company's current "shopping cart." The Company also intends to make the cookbook available on CD ROM, DVD, and video at some time in the future though nothing definite has been decided in this regard and no funds have been specifically budgeted or earmarked for this purpose.

In order for the Company's Internet/Direct Commerce business to succeed, the Company would like to, among other things:

      -- make significant investments in its Internet/Direct Commerce business, including upgrading its technology and adding significant new employees when it can afford them

     --   significantly increase online traffic and sales volume

     --   attract and retain a loyal base of frequent visitors to its website

     --   expand the products and services offered over its website

     -- respond to competitive developments and maintain a distinct brand identity

     --   form and maintain relationships with strategic partners

     --   provide quality customer service

     --   continue to develop and upgrade our technologies


     6.   2003 BUSINESS GOALS AND OBJECTIVES.

Basis: Sales of book at an average 40% discount off of $19.95 suggested list price ($11.97 per copy)

Inventory:  3,400 books in existing inventory

Intended:      3rd or 4th quarter printing of first edition book of 5,000 copies

Future: 2nd edition currently in final stages of completion, projected release intended during the 1st or 2nd qtr of 2004. Initial printing of 25,000 books at suggested retail price of $24.95; wholesale, $14.97

     Management intends to strive, during 2003, to market and sell the books it currently has in inventory. In such event, the Company will then consider using the proceeds to pay for a concerted advertising campaign. As stated elsewhere herein, in the event that sufficient funds become available, the Company will also undertake a third printing of the cookbook and consider the initial printing of a second edition cookbook containing entirely new recipes. This latter endeavor will cost the Company as much as $25,000, an amount of money the Company does not have. To date, management has focused on getting its registration statement with the Commission "cleared," and has not been able to devote the time and attention to sales that it would like or that would otherwise be necessary to make the Company successful. Once the Company can devote nearly all of its attention to the marketing and sales of its cookbook property, the Company will be in a better position to predict or project future events.


     7. NEED FOR EMPLOYEES UNDER CURRENT BUSINESS PLAN. Employees will not be necessary at this initial stage of the Company's development. The Company's President and its Secretary/Treasurer will perform daily duties as needed. Both the President and the Secretary/Treasurer have agreed to provide the necessary time and money to implement this stage of the business. The Company intends to hire employees if and when the need develops. For example, the Company does not anticipate hiring additional employees unless and until sales increase substantially. If sales start growing over the next six months or one year and if the Company is directly selling as many as 500 to 1,000 books or more per month through its website and otherwise, the Company will no doubt be required to hire one or two employees to take orders and assist in the shipment of product. Since this has not occurred and there is no assurance that it will, the Company is not in a position to make further projections or estimates in this regard.

The Company may hire consultants that have experience in development stage companies and possibly compensate said consultants in some fashion such as by means of stock options or another plan of compensation. As of the date of this filing, no negotiations or decisions have been made in this regard nor have any particular consultants been identified.

     8. SEARCH FOR ADDITIONAL CAPITAL AND FUNDING TO IMPLEMENT BUSINESS PLAN. Throughout 2003, the Company intends to look for others to invest in the Company and its property, through either debt financing or an equity investment, all for the purpose of developing, promoting and commercializing its cookbook property. If doing so requires or results in a stock for stock exchange, reorganization or other acquisition of some type or nature, then that will be pursued. At the same time, if book sales do not increase over the next year and if sales do not increase substantially in conformity with the Company's business plan and projected budget, the Company will then have to more aggressively step up its efforts to look for additional capital.

     9. INTENTION COMMUNICATED BY OFFICERS AND DIRECTORS TO ADVANCE CERTAIN NECESSARY FUNDS OVER THE NEXT THREE (3) YEARS. As stated elsewhere in this document, the Company's officers and directors intend to advance the Company sufficient funds, at an interest rate of 7% or less, over the next three years, to pay the Company's accounting and legal fees and costs, all in order to remain current in its reporting obligations with the Commission. The Company has NOT entered into any formal agreement with its officers and directors that contractually binds or obligates them to advance funds for the next three years for this purpose; however, each has indicated that they will in fact do so and the Company believes that its shareholders can rely on these representations by members of management. Having said this, the Company will nonetheless be required to evaluate its business plan over the next year. At the expiration of one year and assuming the Company's business plan has not been successful, or even partially successful, during that time, management will have to re-evaluate the Company's overall plans, intentions and strategies.

     10. POSSIBLE FROZEN FOOD LINE IN THE EVENT BOOK SALES TAKE OFF AND ARE SUCCESSFUL. If book sales dramatically increase over the next year or two years and capital becomes available for such purpose, the Company would like to develop a low fat gourmet signature food line under the "Lighten Up" brand name, a name on which a national trademark or trade name has NOT yet been applied for, let alone obtained. At this point, however, because of lack of significant sales of the existing cookbook and general lack of capital, it is highly doubtful, at this time, that the Company will be in a position to carry out this desired goal.

In the event book sales dramatically take off and the Company becomes profitable from substantial book sales, the Company will investigate the possibility of developing a low fat gourmet frozen food line. This will be a hugely expensive undertaking and if such occurs, the Company will undoubtedly need substantial additional funds. If such a plan is implemented, the first stage of such a plan will focus on contacting and developing relationships with food preparation and packaging contractors, including packaging commercial artists. Secondly, the plan will focus on creating contacts and relationships with wholesale and retail grocers who are interested in featuring the Company's gourmet food line in their stores. Initially, the Company would expect to focus on local food preparation contractors and local resellers of the food product line. The marketing or implementation aspect of the plan, if undertaken, will also involve or require purchasing shelf space in local food stores. These products will be intended for frozen food and refrigerated sections or spaces. The Company has had some talks regarding space with a few local food retailers and grocery stores, some of whom already offer, or have offered, Lighten Up's cookbook for sale.
However, nothing further has occurred pending the achievement of substantial book sales, if such occurs.

Reference is made to Item 6 of Part II below titled "Management's Discussion and Analysis or Plan of Operation."

Government Regulation

Other than state and federal securities laws, Lighten Up is not aware of any particular state or federal regulations that affect or impact its business. Lighten Up is not in the food supplement or similar business and therefore does not believe that its present or future products will involve the federal Food and Drug Administration (FDA).

Competition

A large segment of the American population is overweight. In fact, current American Heart Association (AHA) and Food and Drug Administration (FDA) statistics and estimates show that 2 out of 3 Americans are overweight. Because there is therefore a substantial market for low fat foods, the low fat food business is highly and fiercely competitive. There are probably hundreds of other companies and businesses in the United States which market diet and low fat foods and which offer a myriad of low fat foods, low fat diets and low fat food cookbooks and recipes. Lighten Up is unable to list all such competitors.

Assuming that the sale and marketing of its cookbook is successful and, to the extent Lighten Up ever obtains the financing and funding necessary to develop and market a low fat signature line of foods, the Company would be competing directly with many different well recognized frozen food grocery store products. In such event, Lighten Up would be at a severe competitive disadvantage to those companies already well-established in the industry.

Lighten Up is subject to competition from hundreds of other food and marketing companies with substantially greater funding and resources than it has and perhaps ever will have. Reference is made to Risk Factor No. 18 above which discusses competition in greater detail.

Employees

Lighten Up presently has no employees. For a description of the employees the Company might need if its business plan is successful over the next year, reference is made to the section above titled "Business Plan and Overall Business Methodology." Depending upon future events, Lighten Up may hire consultants and independent contractors during the early stages of implementing its business plan. How such persons would be compensated has not yet been determined but it is conceivable that employees or consultants might be given stock options and the ability to exercise the same through the adoption of a formal employee and/or consultant compensation plan or program. If the ability to provide such consideration to employees and consultants requires the Company to file some type of registration statement with the Commission under the Securities Act of 1933 Act, the Company will do so.

The Company has no immediate plans to retain employees until such time as its business plans warrant or justify the expense. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Transfer Agent

Interwest Transfer Company, Inc., is the transfer agent for the Company's common stock. Its address is 1981 East Murray-Holladay Road, Holladay, Utah 84117, and its telephone number is (801)272-9294.

ITEM 2.     DESCRIPTION OF PROPERTY

Copyrighted Cookbook and Related Properties or Assets

The Company, through the LLC of which it owns 100%, owns a copyrighted cookbook authored by Mary E. Ross and titled Lighten Up: The Art of Low Fat Gourmet Cooking. Such book is currently available for sale on the Company's website whose web address is "www.lowfatgourmet.com". In addition to indirectly owning this copyright through its LLC, the Company also indirectly owns as many as 3,400 copies of this book, all of which are immediately available for sale and distribution. Though the Company has not reduced the book to either a CD ROM or video format, it intends to do so and similarly market these products on its website.

The Company receives no revenues from Ms. Ross's television show and her publicized image as "The Low Fat Gourmet Chef." However, based on this television show and the prospects of continued audience growth and notoriety, Ms. Ross has orally agreed to give the Company an exclusive, perpetual, royalty-free license with respect to her name, likeness, image and voice at such time as the need to do so arises.

The Company's properties also consist of what low fat gourmet recipes are currently known by Ms. Ross and which may become the subject of a second edition cookbook authored by her in the future.


As of the date of this annual report, the Company has neither developed nor owns any signature line or brand name line of low fat gourmet food products and related accessories.

Executive Offices

As stated elsewhere herein, the Company's executive offices are located at 4423 South 1800 West, Roy, Utah 84067. Its telephone number is 801-732-1464 and its fax number is 801-732-9371. This is also the business office address of its president. The Company pays no rent for the use of this address or facility. The Company does not believe that it will need to maintain any other or additional office at any time in the foreseeable future in order to carry out its plan of operations described in this document. Lighten Up believes that the current facilities provided by its president are adequate to meet its needs until it becomes more fully operational.

ITEM 3.       LEGAL PROCEEDINGS.

Lighten Up is NOT aware of any pending or threatened legal proceeding of any type or nature related to it, its business or either of its officers or directors. As of the date of this filing, Lighten Up is NOT a party to any legal proceeding, either as plaintiff or defendant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND REPORTS TO SHAREHOLDERS.

Lighten Up did NOT submit any report, proxy statement or information statement to security holders during the fiscal year.

Lighten Up is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), and, in accordance therewith, files reports and other information with the Commission. Reports and other information filed by the Issuer with the Commission can be inspected and copied at the Commission's Public Reference Library, Room 1024, Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the Commission at prescribed rates. An interested person may also obtain information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Inasmuch as the Company is an electronic filer, and the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, an interested person may access this material electronically by means of the Commission's home page on the Internet at www.sec.gov.

As of the date of this filing, Lighten Up has established its own web address or web page at www.lowfatgourmet.com and any interested party or person is encouraged and invited to visit such site and learn more about the Company and what it offers.

                            Part II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Lighten Up's common shares have never traded on a public stock market medium. There is currently no public or other market for the Company's shares. The common stock of Lighten Up is not traded,listed, or quoted on any stock


                                        22
exchange, any NASDAQ Stock Market medium or the "Pink Sheets." Consequently, there is no public market for the common stock and no market price data to report. The Company intends to make an application to the National Association of Securities Dealers, Inc. (NASD) for the Company's shares to be quoted on the OTC Bulletin Board but there can be no assurance that its common stock will be included in this trading medium. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service.

The Company's authorized stock consists of fifty million (50,000,000) shares of common capital stock, $0.0001 par value. There are 25,040,000 shares of common capital stock currently issued and outstanding. As of the Company's December 31, 2002 fiscal year end, including the date of this annual report, there are no options, warrants, stock appreciation rights, or other rights similar in nature outstanding which currently obligate Lighten Up to issue any additional common stock to anyone. At the same time, however, no assurance can be given that such commitments to issue securities will not be issued in the future. Reference is made to RISK FACTOR No. 16 above titled "Potential for Future Stock Issuances; Dilution."

Of the 25,040,000 shares issued and outstanding, 22,250,000 or approximately 88.7% of such shares are deemed "restricted." None of such "restricted" shares are eligible for transfer or resale in the absence of an appropriate state and federal exemption from registration or an effective registration statement covering these shares.

Stockholders

According to the Company's transfer agent, as of December 31, 2002 and the date of this report, there were fifty (50) shareholders of record of Lighten Up's common shares.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past and the Company does not anticipate that it will pay cash dividends or make distributions to shareholders in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations. The payment of any future dividends will be at the sole discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition and general business conditions.

"Penny Stock" Classification or Status and Effects Thereof

Even though the Company's stock is not currently quoted on either the OTC Bulletin Board or the "Pink Sheets," the Company's common stock is considered, or, when quoted for trading, will be considered, a "penny stock" because it meets one or more of the definitions in Commission Rule 3a51-1 of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.


Reference is made to Risk Factor Nos. 14 and 15 above which discuss "Penny Stocks" and Broker-dealer requirements in that regard.

Common Capital Stock (No Preferred Stock Either Issued Or Authorized)

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. In addition, such holders are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefore. In the event of dissolution, liquidation or winding-up, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities of Lighten Up and subject to the prior distribution rights of any preferred stock that may be outstanding at that time. The holders of common stock do NOT have cumulative voting rights or preemptive or other rights to acquire or subscribe for additional, unissued or treasury shares, which means that the holders of more than 50% of such outstanding shares voting at an election of directors can elect all the directors on the board of directors if they so choose and, in such event, the holders of the remaining shares will not be able to elect any of the directors.

Stock Transfer Agent

The Company's stock transfer agent is Interwest Transfer Company, Inc. ("Interwest"), located at 1981 East Murray-Holladay Road, Salt Lake City, Utah 84117. Interwest has been the Company's stock transfer agent since it undertook its offering in 1998.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

In May 2002, Lighten Up acquired Mary Ross's membership interest in the LLC. Book sales from the commercialization of the Company's low fat gourmet cookbook property, including sales by the LLC prior to the acquisition, were $2,053 and $4,011 during the twelve months ended December 31, 2002 and 2001, respectively. Book sales have been made primarily through retail distributors and do not include promotional copies of the Company's cookbook given to distributors and others. Further, book sales do NOT include sales on the Company's web site inasmuch as it was not in operation during the 2002 fiscal year. This web site is now in operation. Reference is made to www.lowfatgourmet.com.

Liquidity and Capital Requirements

During 2002, Lighten Up incurred, and is continuing to incur, accounting and legal fees and costs in connection with attaining the status of a "reporting company." The Company had a net loss for the year ended December 31, 2002 of of $65,734. Funding of these and other expenses have been from a total of $21,000 of working capital loaned by the Company's president through December 31, 2002 and which bear interest at 7% per annum. The working capital deficit of Lighten Up as of December 31, 2002, was $25,247. As of the same date, Lighten Up had approximately $1,191 in its checking account.

The amount of money necessary to implement and carry out the Company's business plan over the next twelve months is as follows: Accounting and auditing fees and expenses are estimated to be between $6,500 and $8,500. Legal fees will vary depending upon the nature of what additional comments the Company receives from the Commission regarding its Form 10-SB/A and the NASD once it applies, through a securities broker-dealer, for an OTC Bulletin Board symbol. Legal fees are also involved in the preparation and filing of this Annual Report on Form 10-KSB and the three quarterly reports on Form 10-QSB due during 2003. Counsel has estimated that legal fees and costs will be between $4,000 and $5,000 over the next year depending upon these considerations. The cost of maintaining the Company's web site and its web site "shopping cart" is approximately $1,000 per year. In addition, at the Company's last board meeting, the board concluded that they would like to spend at least $2,500 in advertising expenses during 2003 in addition to the substantial advertising benefit conferred on the Company by Mary Ross's television show. The Company intends to try to promote its cookbook property in this fashion over the next year and will therefore not likely need any outside funding from non-officers and directors over the next twelve months. See the section titled "Business Plan and Overall Business Methodology" contained in Item 1 of Part I above, disclosure that specifically relates to the Company's cash plans and expectations over the next year.

With respect to advertising, the Company accrues a reimbursement expense to Ms. Ross which the Company hopes to be able to pay her someday.

Lighten Up will be able to satisfy its cash requirements for not only the next twelve months but at least for the next three (3) years in that its officers and directors intend to advance whatever funds are necessary to satisfy the Company's cash requirements and keep it current in its 1934 Exchange Act reporting obligations. As disclosed above, the Company has budgeted $4,000 in legal fees and as much as $8,500 in accounting fees and costs over the next year or a total of $12,500, an amount necessary to satisfy the Company's most minimal cash requirements.

Lighten Up currently has no sources of financing, including bank or private lending sources, or equity capital sources. To implement its business plan and fully commercialize its low fat cookbook property, Lighten Up will eventually need substantial additional funding. Because these requirements are in the more distant future, management has not yet begun to develop specific methods or plans of financing nor has it as yet contacted any person or entity that might be interested in providing any such financing. Management expects that it will use equity, debt and other arrangements such as joint ventures to fund these stages of its business plan to the extent such is or may be necessary. Lighten Up also cannot assure anyone that it will be able to develop any sources of financing in the future. Further, the Company is unable to guarantee that after a period of three years from the date of this annual report, that individual members of management will continue to loan or advance the Company sufficient money necessary to satisfy the Company's cash requirements and otherwise keep it current in its 1934 Exchange Act reporting obligations.

Plan of Operation

Reference is made to Item 1 of Part I above titled "Business Plan and Overall Business Methodology." During the next twelve (12) months, the Company will actively pursue enhancing sales of its cookbook property and also, it will seek out the capital necessary to further implement phase one of its business plan, namely, the commercialization of its cookbook property through the marketing of books, videos, CD ROMs, possible DVD's, and a second edition or revised and updated low fat gourmet cookbook. As stated in the "Description of Business" section above, Lighten Up's second phase plan of operation, assuming that the first phase is successful, will be to develop and market a signature line or brand name line of low fat gourmet foods in direct competition with frozen food grocery store products.


Management intends to hold expenses to a minimum and to obtain expert and other services on a contingency basis when it can afford them. The Company's directors and officers intend to defer any compensation that might be due or owed them until such time as capital can be raised. If the Company engages outside advisors or consultants in its search for capital and other business opportunities, the Company will have to make a determination as to how such persons will be compensated. The Company has NOT made any arrangements or definitive agreements as yet to use outside advisors or consultants or to raise any capital. So far, its efforts have been concentrated on getting its Form 10-SB/A registration statement filed and cleared.

The Company does not intend to use or hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.


ITEM 7.       FINANCIAL STATEMENTS.



                   LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.
                          (A Development Stage Company)
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Lighten Up Enterprises International, Inc. and Subsidiary

  Report of Independent Certified Public Accountants                     F-2

  Consolidated Balance Sheets as of December 31, 2002 and 2001           F-3

  Consolidated Statements of Operations for the Years Ended
   December 31, 2002 and 2001 and for the Period from
   June 25, 1996 (Date of Inception) through December 31, 2002           F-4

  Consolidated Statements of Stockholders' Equity (Deficit)
   for the Period from June 25, 1996 (Date of Inception)
   through December 31, 2000 and for the Years Ended
   December 31, 2001 and 2002                                            F-5

  Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2002 and 2001 and for the Period from June 25,
   1996 (Date of Inception) through December 31, 2002                    F-6

  Notes to Consolidated Financial Statements                             F-7



                                       F-1



HANSEN, BARNETT & MAXWELL                         (801) 532-2200
A Professional Corporation                      Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                5 Triad Center, Suite 750
                                            Salt Lake City, Utah 84180
                                                 www.hbmcpas.com




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
Lighten Up Enterprises International, Inc.

We have audited the accompanying consolidated balance sheets of Lighten Up Enterprises International, Inc. and subsidiary (a development stage company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from June 25, 1996 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lighten Up Enterprises International, Inc. and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended and for the period from June 25, 1996 (date of inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses and negative cash flows from operating activities during the years ended December 31, 2002 and 2001 and since inception. As of December 31, 2002, the Company had an accumulated deficit of $270,154, a working capital deficiency of $25,247 and a capital deficiency of $46,247. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 28, 2003


                                        F-2



            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                               December 31,
                                                          ---------------------
                                                             2002       2001
                                                          ---------   ---------
                         ASSETS

Current Assets
 Cash                                                     $  1,191    $       -
 Inventory                                                       -          661
                                                          ---------   ---------

Total Assets                                              $  1,191    $     661
                                                          ========    =========


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accrued liabilities                                       $ 26,438   $       -

  Total Current Liabilities                                  26,438           -
                                                          ---------   ---------

Long-Term Notes Payable to an Officer                        21,000           -
                                                          ---------   ---------

Stockholders' Equity (Deficit)
 Preferred stock - $0.0001 par value; 10,000,000 shares
  authorized; no shares issued                                    -           -
 Common stock - $0.0001 par value; 50,000,000 shares
  authorized; 25,040,000 shares and 18,158,401 shares
  outstanding, respectively                                   2,504       1,816
 Additional paid-in capital                                 221,403     203,265
 Deficit accumulated during the development stage          (270,154)   (204,420)
                                                          ---------   ---------
  Total Stockholders' Equity (Deficit)                      (46,247)        661
                                                          ---------   ---------

Total Liabilities and Stockholders' Equity (Deficit)      $   1,191   $     661
                                                          =========   =========


           See accompanying notes to consolidated financial statements.

                                        F-3



            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the Period
                                                               From June 25,
                                                               1996 (Date of
                                       For the Years Ended       Inception)
                                           December 31,           through
                                     ------------------------   December 31,
                                        2002          2001          2002
                                     ----------    ----------    ----------
Book sales                           $    2,053    $    4,011    $   13,457
Cost of sales                               497           787         5,526
Impairment of inventory                     164             -        24,022
                                     ----------    ----------    ----------
Gross Profit                              1,392         3,224       (16,091)
                                     ----------    ----------    ----------

Operating Expenses
 General and administrative expenses     26,467        27,234       122,600
 Marketing expenses                      39,884        21,666       130,688
 Interest expense                           775             -           775
                                     ----------    ----------    ----------
  Total Operating Expenses               67,126        48,900       254,063
                                     ----------    ----------    ----------

Net Loss                             $  (65,734)   $  (45,676)   $ (270,154)
                                     ==========    ==========    ==========
Basic Loss Per Share                 $        -    $        -
                                     ==========    ==========
Weighted-Average Common
Shares Outstanding                   22,590,357    16,171,108
                                     ==========    ==========


           See accompanying notes to consolidated financial statements.

                                        F-4



            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                          Deficit
                                                                        Accumulated     Total
                                          Common Stock       Additional  During the Stockholders'
                                     ----------------------   Paid-In   Development    Equity
                                       Shares      Amount     Capital      Stage     (Deficit)
                                     ----------  ----------  ----------  ----------  ----------
Balance, June 25, 1996 (Date of
 Inception)                                   -  $        -  $        -  $        -  $        -

Shares issued for net expenses paid
 by stockholder:
  1996, $0.01 per share                 801,310          80       8,970           -       9,050
  1997, $0.01 per share               2,502,302         250      28,011           -      28,261
  1999, $0.01 per share                  62,954           7         704           -         711
Shares issued for services:
  1997, $0.01 per share                 269,170          27       3,013           -       3,040
  1998, $0.01 per share               3,297,325         330      36,910           -      37,240
  1999, $0.01 per share               3,297,325         330      36,910           -      37,240
  2000, $0.01 per share               3,953,427         395      44,255                  44,650
Net loss for the period from
 June 25, 1996 (date of inception)
 through December 31, 2000                    -           -           -    (158,744)   (158,744)
                                     ----------  ----------  ----------  ----------  ----------

Balance, December 31, 2000           14,183,813       1,419     158,773    (158,744)      1,448

Shares issued for services,
 $0.01 per share                      3,974,588         397      44,492           -      44,889
Net loss                                      -           -           -     (45,676)    (45,676)
                                     ----------  ----------  ----------  ----------  ----------

Balance, December 31, 2001           18,158,401       1,816     203,265    (204,420)        661

Shares issued for services,
 $0.01 per share                      1,841,599         185      20,614           -      20,799
Acquisition of KHF Technologies,
 $0.00 per share                      5,040,000         503      (2,476)          -      (1,973)
Net loss                                      -           -           -     (65,734)    (65,734)
                                     ----------  ----------  ----------  ----------  ----------

Balance, December 31, 2002           25,040,000  $    2,504  $  221,403  $ (270,154) $  (46,247)
                                     ==========  ==========  ==========  ==========  ==========


           See accompanying notes to consolidated financial statements.

                                        F-4



            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the Period
                                                                      From June 25,
                                                                      1996 (Date of
                                                 For the Years Ended    Inception)
                                                      December 31,       Through
                                                ---------------------- December 31,
                                                   2002        2001        2002
                                                ----------  ----------  ----------
Cash Flows From Operating Activities:
 Net loss                                       $  (65,734) $  (45,676) $ (270,154)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Issuance of common stock for services            20,799      44,889     187,858
   Issuance of common stock for expenses                 -           -      38,022
    paid by a stockholder
   Changes in assets and liabilities net of
    effects from purchase of KHF Technologies:
     Inventory                                         661         787           -
     Accounts payable                                3,150                   3,150
     Accrued expenses                               23,288           -      23,288
                                                ----------  ----------  ----------
Net Cash Used in Operating Activities              (17,836)          -     (17,836)
                                                ----------  ----------  ----------

Cash Flows From Financing Activities:
 Proceeds from issuance of note payable to
  an officer                                        21,000           -      21,000
 Proceeds from issuance of common stock in
 KHF acquisition                                    (1,973)          -      (1,973)
                                                ----------  ----------  ----------

Net Cash Provided by Financing Activities           19,027           -      19,027
                                                ----------  ----------  ----------

Net Increase in Cash                                 1,191           -       1,191

Cash at Beginning of Period                              -           -           -
                                                ----------  ----------  ----------

Cash at End of Period                           $    1,191  $        -  $    1,191
                                                ==========  ==========  ==========



           See accompanying notes to consolidated financial statements.


Supplemental Schedule of Noncash Investing and Financing Activities

On May 30, 2002, the Company issued 5,040,000 shares of common stock, valued at $(1,973), and assumed a note payable to an officer in the amount of $15,000, in exchange for $13,027 of cash in connection with the acquisition of KHF Technologies.



                                        F-4



            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Nature of Business - Lighten Up Enterprises, LLC (the "Company") began doing business on June 25, 1996 and was formally formed under the laws of the State of Utah on July 2, 1996 with Mary E. Ross being its sole member. The Company owns all copyright interests in and to the published book, "Lighten Up: The Art of Low Fat Gourmet Cooking," written by Ms. Ross. The Company is in the development stage. Development stage activities to date have included publishing, printing, marketing, selling and distributing the Company's book of cooking recipes. Ms. Ross has provided television advertising for this book by referring to it during her weekly one-minute local television cooking demonstration.

K.H.F. Technologies ("KHF") was organized as a Nevada corporation on January 29, 1998. As of May 30, 2002, KHF was still a development-stage enterprise, had no operations and had 5,040,000 shares of common stock issued and outstanding. On May 30, 2002, Ms. Ross entered into an Acquisition Agreement with KHF whereby all of the membership interests of Lighten Up Enterprises, LLC were transferred to KHF in exchange for 20,000,000 shares of common stock.

Ms. Ross received approximately 80 percent of the voting rights in the combined entity; therefore, in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," Lighten Up Enterprises, LLC was determined to be the acquiring entity. As a result, the effect of the Acquisition Agreement, for financial reporting purposes, was the reorganization of the Company at the historical cost of its assets and liabilities in a manner similar to a stock split. The accompanying financial statements reflect the operations of Lighten Up Enterprises, LLC for all periods presented and have been restated to reflect the common shares issued in the reorganization as though they had been issued on the dates capital was contributed to the Company.

The Acquisition Agreement was further accounted for as the assumption of the net liabilities of KHF in exchange for the issuance of 5,040,000 shares of common stock. Since KHF was in the development stage at the date of the Acquisition Agreement and had not commenced planned principal operations, KHF was not considered a business, in accordance with EITF 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business." Accordingly, the 5,040,000 common shares that remained outstanding were accounted for as having been issued on May 30, 2002 in exchange for the assets and liabilities of KHF and were recorded at the fair value of the assets and liabilities on May 30, 2002. The purchase price was the assumption of $1,973 in net liabilities. At the date of acquisition, the estimated fair value of the assets acquired and liabilities assumed was as follows: $13,027 of cash and $15,000 of a note payable to an officer. The results of KHF's operations have been included in the accompanying financial statements from May 30, 2002.

On June 3, 2002, the shareholders of K.H.F. Technologies changed its name to Lighten Up Enterprises International, Inc.

Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Lighten Up Enterprises, LLC for all periods presented and the accounts and transactions of K.H.F. Technologies (now Lighten Up Enterprises International, Inc.) from the date of its acquisition. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported


                                F-7


amounts of assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates used in preparing the accompanying financial statements consisted of the valuation of services for which common stock was issued.

Inventory - Inventory is stated at the lower of cost or market and the cost of inventory is determined using the first-in, first-out (FIFO) method. The cost of inventory obsolescence and impairment is included in cost of sales.

Income Taxes - The Company elected to be taxed as a single-member LLC prior to May 31, 2002, under the provisions of the Internal Revenue Code. All taxable revenue and deductions were passed through to the Company's owner. However, had the Company been a taxable entity prior to May 31, 2002, there would not have been any tax benefit from operating losses incurred. Accordingly, the accompanying financial statements would not have changed had the Company been subject to income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss carryforwards.

Advertising Costs - Advertising costs are expensed when incurred and are classified as marketing expenses. Advertising expense was $39,884 and $21,666 for the years ended December 31, 2002 and 2001, respectively. Advertising costs included barter transactions with the principal shareholder as described in Note
4. The Company records contributed capital for the personal appearances made by the principal shareholder in a weekly, one-minute television spot.

Basic Loss Per Share - Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding each period.

Fair Value of Financial Instruments - Based on management's estimate of the borrowing rates that the Company could obtain bank loans with similar terms and maturities, the fair value of the note payable to an officer was $21,000 at December 31, 2002.

NOTE 2 - BUSINESS CONDITION

As shown in the accompanying financial statements, the Company incurred losses of $65,734 and $45,676 during the years ended December 31, 2002 and 2001, respectively, used $17,836 of cash in operations during the year ended December 31, 2002, has incurred losses of $270,154 from the date of inception on June 25, 1996 through December 31, 2002, and at December 31, 2002, the Company has a working capital deficiency of $25,247 and a capital deficiency of $46,247. The Company has generated only minimal revenues from sales of books. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon management's ability to execute their plans to obtain financing, to locate and utilize effective marketing and distribution methods to increase sales of its product and to ultimately attain profitable operations. There is no assurance these plans will be successful.


                                        F-8


NOTE 3 - NOTES PAYABLE TO AN OFFICER

On May 30, 2002, as a result of the acquisition of KHF, the Company assumed a $15,000 note payable to an officer. The Company also borrowed $5,000 and $1,000 from the same officer on October 2, 2002 and December 23, 2002, respectively. All three notes are unsecured and accrue interest at a rate of 7% per annum. Accrued interest and principal for each note are due three years from their respective origination dates.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company issued common stock to Mary E. Ross as payment for television advertising of the Company's book during her weekly one-minute local television cooking demonstration. The advertising costs were estimated based upon the fair value of similar services by outside advertisers plus the estimated cost to prepare for the demonstrations. For these services during the years ended December 31, 2002 and 2001 and the period from June 25, 1996 (date of inception) through December 31, 2000, the Company issued 1,480,434 shares, 3,297,326 shares and 10,161,146 shares respectively, valued at $16,720, $37,240 and $114,760, respectively.

The Company also issued common stock to Ms. Ross for other services provided to the Company and for marketing and selling expenses incurred in behalf of the Company. The common stock issued was valued based upon the fair value of the services provided and the cost of the marketing and selling expenses incurred. For these services and expenses during the years ended December 31, 2002 and 2001 and the period from June 25, 1996 (date of inception) through December 31, 2000, the Company issued 361,165 shares, 677,262 shares and 4,022,667 shares, respectively, valued at $4,079, $7,649 and $45,432, respectively.

From May 31, 2002 through December 31, 2002, the Company recorded $22,513 for Ms. Ross's services, as described above, as accrued expenses.

NOTE 5 - INCOME TAXES

Deferred income tax assets are provided for temporary and permanent differences between financial statement and income tax reporting which consisted of operating loss carryforwards of $111,410 as of December 31, 2002. The Company's net operating losses will expire between 2022 and 2023.

Net deferred income taxes at December 31 consist of the following:

                                                   December 31,
                                              ---------------------
                                                 2002       2001
                                              ---------   ---------
     Deferred income tax assets:
       Operating loss carry forwards          $  37,880   $  15,530
       Valuation allowance                      (37,880)    (15,530)
                                              ---------   ---------
       Net deferred income tax asset          $       -   $       -
                                              =========   =========


                                        F-9


A reconciliation of the income tax benefit and the amount that would be computed using statutory federal income tax rate is as follows:

                                                   December 31,
                                              ---------------------
                                                 2002       2001
                                              ---------   ---------

     Tax benefit at statutory rate (34%)      $ (22,350)  $ (15,530)
     Change in valuation allowance               22,350      15,530
                                              ---------   ---------

     Income tax benefit                       $       -   $       -
                                              =========   =========

NOTE 6 - STOCKHOLDERS' EQUITY

During the year ended December 31, 2001, the Company issued an officer 3,974,588 shares of common stock for services that were valued at $44,889 or $0.01 per share.

On May 30, 2002, the Company issued 5,040,000 shares of common stock in exchange for the net assets of K.H.F. Technologies. The common stock was recorded at the fair value of the net liabilities, which was $(1,973).

During the year ended December 31, 2002, the Company issued an officer 1,841,599 shares of common stock for services that were valued at $20,799 or $0.01 per share.


                                        F-10







ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                            Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     DIRECTORS. Under the Company's Articles and Bylaws, the directors are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualify. Interim replacements for vacancies on the Board of Directors are appointed by the remaining, incumbent directors. As stated elsewhere herein, the Company's Board of Directors is currently composed of two (2) members. No director that was appointed or elected during any of the past five fiscal years has declined to serve, and none has been found unable or unfit to serve.

     EXECUTIVE OFFICERS. The Company's officers hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors. The Company's Bylaws specify that its officers shall be a president, one or more vice presidents, a secretary and a treasurer. Interim replacements for officers that have resigned or been terminated are appointed by the Board of Directors. The following sets forth pertinent information about each of Lighten Up's directors and executive officers:

Executive Officers and Directors


        The current directors and officers of Lighten Up are as follows:

Name                        Age       Position
------------------        -------     -----------------------------------
Gary C. Lewis               53        President, Chief Executive Officer,
                                      Director (Chairman of the Board)

Mary E. Ross                42        Secretary/Treasurer and Director


The Company does not currently have a vice president or any other officer or director.

GARY C. LEWIS, Director and President. Mr. Lewis has more than 15 years of experience in the organization of public and private corporations. In addition to his duties as president and chairman of the board of Lighten Up, he is and has been over the last five years a director and the managing consultant of HER Consulting Company, Inc., a Utah-based company specializing in assisting start-up companies with their initial organization, funding and direction. During the last three years, Mr. Lewis has also owned and operated his own light commercial and new home building construction business called PC Construction, Inc., a Utah corporation. This company also does remodeling. In early 1999, Mr. Lewis founded and has since that time acted as Managing Trustee of The Children and the Earth, Inc., a 501(c)(3) nonprofit charity dedicated to helping at risk and underprivileged children. Between 1983 and 1987, Mr. Lewis served on the board of directors and as president of a publicly held oil and gas exploration company known as Arabic Oil, a Utah corporation. This company later went into the medical business and became known as Omega Technologies, Inc. Mr. Lewis's past experience also includes many years of management and marketing experience for companies in the minerals exploration, high tech development, residential and commercial construction, and steel fabrication fields. Mr. Lewis received an A.A. or Associates degree in 1970 from Weber State College located in Ogden, Utah.


MARY E. ROSS, Director and Secretary/Treasurer. Ms. Ross is the author of Lighten Up: The Art of Low Fat Gourmet Cooking. Ms. Ross, in addition to being an author, has been a regular television cooking host known as "The Low Fat Gourmet Chef," on KSL Television, Channel 5, an NBC affiliate station, for almost 5 years, a program that airs approximately once a week. Ms. Ross is also a health/nutrition consultant, fitness speaker, and cooking instructor at local community colleges and centers in the Salt Lake area since 1992. She has been a teacher for 15 years. Ms. Ross received a B.A. degree in Marketing and Communications from Westminster College located in Salt Lake City, Utah, in 1990. Since 1976 until the present she has worked full time at Equitable Life & Casualty Insurance Company. Her most recent title is Senior Editor and Director of Community Public Relations. Ms. Ross has never before served on the board of directors of a publicly held company.

Neither Mr. Lewis nor Ms. Ross intend to devote their full time to the management of the Company. Ms. Ross's efforts will concentrate on product development, such as preparing for her regular television show and also devising new recipes for a second or revised edition of the Company's cookbook property. Mr. Lewis's efforts will concentrate on the business end of the Company such as marketing and sales. Each director and executive officer intends to devote such amount of time as that person's responsibilities require, but none of them work full time for the Company.

Neither Mr. Lewis nor Ms. Ross has been involved, directly or indirectly, in any bankruptcy or insolvency proceeding of any kind. None is currently involved in any litigation nor has any been involved in any litigation that would have a bearing on any such person's fitness or other ability to act and serve as a director or officer of the Company.

No officer or director has been involved, directly or indirectly, in any bankruptcy or insolvency proceeding of any kind. None is currently involved in any litigation nor has any been involved in any litigation that would have a bearing on any such person's fitness or other ability to act and serve as a director or officer of the Company.

No arrangement or understanding exists between or among any of the directors or executive officers and any other person pursuant to which any director was elected, or any executive officer was appointed. None of the Company's directors or officers are currently directors or officers of any other company registered under the Securities Exchange Act of 1934.

Board Meetings and Committees

Pursuant to Nevada law, the Board of Directors conducted all of its business and approved all corporate action during fiscal 2002 by the unanimous consent of all its members, in the absence of formal board meetings. Action taken by the Board has generally been implemented by written consent. The Board of Directors has established no committees.

As set forth in the Company's Amended and Restated Articles of Incorporation and its Bylaws, all directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board of directors and any committee of the board of directors. Due to the Company's current lack of capital and capital resources, the current directors and any future director will likely defer his or her expenses and any compensation until such time as the Company can raise the funds sufficient to carry out the initial stages of its business plan. As further set forth in the Company's Articles and Bylaws, officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors.


     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of the issuer's common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. These requirements commenced upon the effective date of the Company's Form 10-SB/A. Therefore, as of the date of this Annual Report on Form 10-KSB, these persons have been subject to the requirements of Section 16(a). Lighten Up has informed these persons of their obligations under Section 16(a).
Further, the Company has set up a procedure whereby periodically it will (i) notify these persons of their Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons furnish to the Company; (iii) request written representations from them that no other transactions were required; and
(iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during the fiscal year 2002. Neither Mr. Lewis nor Ms. Ross have filed any Form 5's in 2003 because neither disposed of or acquired any shares that would have rendered their last Form 3's or 4's either stale or inaccurate.

ITEM 10.   EXECUTIVE COMPENSATION

Because there is no compensation to disclose under this Item, the Company has not prepared a Summary Compensation Table as would otherwise be required.

The Company has not adopted a bonus, stock option, profit sharing, or deferred compensation plan of any sort for the benefit of its employees, officers or directors. This, however, does not mean that it will not do so in the future. Further, the Company has not entered into an employment agreement of any kind with any of its directors or officers or any other persons and no such agreements are anticipated in the immediate future.

Absence of Management Employment Agreements and Compensation

Lighten Up does not pay any of its officers any salary. Lighten Up does not provide any other benefits to its officers. The Company does not have any written agreements with any of its officers and directors. Each of the officers and directors may engage in other businesses, either individually or through partnerships or corporations in which they have an interest, hold an office or serve on boards of directors of other companies or entities. All of the officers and directors have other business interests to which they devote their time. Because Mr. Lewis and Ms. Ross both have full-time jobs, they will probably devote no more than between 1% and 10% of their time to the Company and its affairs.

Other Key Advisors and Consultants

Lighten Up has access to several outside professional firms that can counsel it and provide important advice during its development stage. The terms of engagement of these firms will be determined from time to time as their services may be required.

Remuneration of the Board of Directors

Directors currently do not receive any compensation, but will receive compensation for their services as determined in the future by the board of directors. As stated above, all directors are entitled to be reimbursed for any out-of-pocket expenses incurred by them in behalf of the Company.



Absence of Keyman Life Insurance

Lighten Up does not own life insurance covering the death of any officer, director or key employee, particularly Ms. Ross. Based on the Company's lack of capital and the existence of other, capital-driven priorities, the Company has not spent the money necessary to obtain any key man life insurance at this time.

No Retirement, Pension or Profit Sharing Plans

At present, directors and officers do NOT receive any award of options, warrants, or stock appreciation rights (SAR's) for their services. There are no retirement, pension, or profit sharing plans for the benefit of officers, directors or key employees as of the date of this filing.

Option/Stock Appreciation Rights (SAR) Grants Table

This table has been omitted because there has been no compensation awarded in the form of options or SARs awarded to, earned by, or paid to any Company officer or director during any pertinent fiscal year as required to be covered by such a table.

Aggregated Option/Stock Appreciation Rights (SAR)Exercises and Fiscal Year-End Option/SAR Value Table

This table has been omitted because there has been no compensation in the form of options or SARs awarded or paid to, or earned, exercised, or retained by, any Company officer or director during any pertinent fiscal year as required to be covered by such a table.

Long-Term Incentive Plan (LTIP) Awards Table

This table has been omitted because there has been no compensation in the form of long-term incentive awards that have been granted or paid to, or earned, exercised, or retained by, any Company officer or director during any pertinent fiscal year as required to be covered by such a table.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, to the best of the Company's knowledge, as of the date of this document, with respect each person known to be the owner of more than 5% of common capital stock of the Company, each director and officer, and all executive officers and directors of the Company as a group. As of the date of this document there are 25,040,000 shares issued and outstanding.
                                                                 Percent of
                                    Number of Shares of          Ownership of
                                      Common Stock               Common Stock
Name of Beneficial Owner            Beneficially* Owned          Outstanding
----------------------------       ---------------------         ------------
Mary E. Ross (1)
2029 East Bengal Hills Cove
Salt Lake City, Utah 84121               20,000,000(2)                 79.8%

Gary C. Lewis (3)
4423 South 1800 West
Roy, Utah 84047                           2,250,000                     8.9%


Directors and officers as a
 group (2 persons only)                  22,250,000                   88.7%

-------------------------------
* Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are also deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. Nonetheless, the Company has no outstanding stock options, warrants or compensation plans of any kind.



 (1) Ms. Ross is the secretary/treasurer and a director of the Company. She was only recently elected to the board of the Company pursuant to a written consent of a majority of the shareholders undertaken on June 3, 2002, and which was the result of the May 30, 2002 Acquisition Agreement.

 (2) This figure represents the 20,000,000 "restricted" shares acquired by virtue of the May 30, 2002, Acquisition Agreement whereby the Company acquired 100% of Mary Ross's interest in and to Lighten Up Enterprises, LLC, a Utah limited liability company. As a result of this Agreement, the Company owns and controls 100% of the LLC.

(3) Mr. Lewis is the president of the Company and the chairman of the board of directors. He was re-elected a director pursuant to the written consent to shareholder action taken on June 3, 2002. Though nothing has been decided in this regard, Mr. Lewis may acquire, in the future, additional stock pursuant to an employee compensation plan to possibly be adopted by the Company in the future. Mr. Lewis has loaned the Company several thousand dollars and he and Ms. Ross have together agreed to advance the Company the necessary money to remain in good standing in its reporting obligations for the ensuing 3 years.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than Mr. Lewis's loans to the Company disclosed elsewhere herein, there have been no other transactions between the Company and the directors or officers or any member of any such person's immediate family.

Like any other corporate officer or director, each director and officer is subject to the doctrine of usurpation of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If any directors or officers are presented in the future with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event that the Board rejects an opportunity so presented, and only in that event, can one of the Company's officers and directors avail themselves or himself of such opportunity. In spite of these eventualities, every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful. Being a Nevada corporation, the Company is legally obligated to comply with, among other provisions of Nevada law, NRS 78.140 titled "Restrictions on transactions involving interested directors or officers; compensation of directors."

The officers and directors of the Company are engaged in other businesses, either individually or through business entities in which they may have an interest, hold an office or serve on the boards of directors. The directors and officers of the Company also have other business interests to which they devote a major or significant portion of their time. Certain conflicts of interest, therefore, may arise between the Company and its directors and officers.
Company management believes, however, that these conflicts can be resolved through the exercise by these individuals of reasonable judgment consistent with their respective fiduciary duties to the Company. The officers and directors of the Company intend to resolve such conflicts in the best interests of the Company.


The Company has not been a party to any transaction, or proposed transaction, in which any director, executive officer, or principal shareholder had or will have a direct or indirect material interest, where: (1) the amount involved in the transaction or series of similar transactions exceeds $60,000; or (2) the person's interest arises solely from the ownership of the Company's securities, and the person receives no extra or special benefit not shared equally (pro rata) by all holders of the same class of securities.

The Board of Directors of the Company has not adopted or approved any policy regarding future transactions with related third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     None.

     The Company has chosen not to file any Exhibits as part of this Annual Report on Form 10-KSB.

ITEM 14. CONTROLS AND PROCEDURES.
         ------------------------

          (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer/Treasurer has evaluated the Company's disclosure controls and procedures within 90 days prior to the date of this report, and has concluded that these controls and procedures are effective.

          (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the evaluation date.




                                   SIGNATURES

     In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, LIGHTEN UP ENTERPRISES INTERNATIONAL, INC., Inc., has duly caused this Annual Report on Form 10-KSB for its fiscal year ended December 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LIGHTEN UP ENTERPRISES INTERNATIONAL, INC., Issuer


                                  /s/ Gary C. Lewis

                                  ---------------------------------
                                  By:     Gary C. Lewis
                                  Its:    President and Chairman of the Board
                                  Dated:  April 7, 2003



                    CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Gary C. Lewis, the CEO, President, and Chairman of the Board of Lighten Up Enterprises International, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. As the Registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including any consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this
         Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report, the Registrant's conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. As the Registrant's certifying officer, I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. As the Registrant's certifying officer, I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.



Dated: April 7, 2003                    /s/ Gary C. Lewis
                                      -------------------------------
                                         Gary C. Lewis,
                                   CEO, President and
                                   Chairman of the Board



                   CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Mary E. Ross, Secretary/Treasurer and a director of Lighten Up Enterprises International, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and me are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.



Dated: April 7, 2003                            /s/ Mary E. Ross
                                               ---------------------
                                               Mary E. Ross
                                               Secretary/Treasurer and Director




                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with this Annual Report of LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. (the "Registrant") on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), we, Gary C. Lewis, CEO, President, and Chairman of the Board of the Registrant, and Mary E. Ross, Secretary/Treasurer and a director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

                    LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.


Dated: April 7, 2003                    /s/ Gary C. Lewis
                                       -------------------------------
                                          Gary C. Lewis,
                                   CEO, President, and Chairman of the Board

                    LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.



Dated:  April 7, 2003                    /s/ Mary E. Ross
                                       -------------------------------
                                          Mary E. Ross
                                          Secretary/Treasurer and Director



