Form 10QSB
period 2003-03-31
LIGHTEN UP ENTERPRISES INTERNATIONAL INC
filed 2003-05-13
CIK 1203957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                          ----------------------------

                                   FORM 10-QSB

                           ---------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the first quarter ended March 31, 2003

                               -------------------

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from  ___________ to ___________

                        Commission File Number:  0-50073


                   LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.
                   -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                         NEVADA                     87-0576481
                         ------                     ----------
                (State of incorporation)       (I.R.S. EMPLOYER ID NO.)

                    4423 South 1800 West
                    Roy, Utah                         84067
                    ---------                         -----
         (Address of principal executive offices)   (Zip Code)


                                 (801) 732-1464
                                 --------------
                (Issuer's telephone number, including area code)


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     Class                             Outstanding as of May 12, 2003
------------------                 ----------------------------------------
Common Capital Voting Stock,                 25,040,000 shares
$0.001 par value per share


                           FORWARD-LOOKING STATEMENTS

This first Quarterly Report on Form 10-QSB, Financial Statements and Notes to
Financial Statements contain forward looking-statements.   All statements made
in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. We caution the reader not to place undue reliance on any forward-looking statements, which
speak only as of the date of the respective Reports.   Important factors could
cause actual results to differ from those expressed in the forward-looking statements.

                                        1



                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.
                          (A Development Stage Company)
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                 Page

Lighten Up Enterprises International, Inc. and Subsidiary

  Condensed Consolidated Balance Sheets (Unaudited) as of
   March 31, 2003 and December 31, 2002                          F-2

  Condensed Consolidated Statements of Operations (Unaudited)
   for the Three Months Ended March 31, 2003 and 2002 and for
   the Period from June 25, 1996 (Date of Inception) through
   March 31, 2003                                                F-3

  Condensed Consolidated Statements of Cash Flows (Unaudited)
   for the Three Months Ended March 31, 2003 and 2002 and for
    the Period from June 25, 1996 (Date of Inception) through
    March 31, 2003                                               F-4

  Notes to Condensed Consolidated Financial Statements
    (Unaudited)                                                  F-5

            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                        March 31,      December 31,
                                                            2003              2002
-----------------------------------------------------------------------------------

ASSET

Current Assets
Cash                                                      $  4,434         $  1,191
-----------------------------------------------------------------------------------

Total Assets                                              $  4,434         $  1,191
====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities                  $ 37,172         $ 26,438
-----------------------------------------------------------------------------------

Total Current Liabilities                                   37,172           26,438
-----------------------------------------------------------------------------------


Long-Term Notes Payable to an Officer                       23,500           21,000
===================================================================================

Stockholders' Deficit
Preferred stock - $0.0001 par value; 10,000,000 shares
 authorized; no shares issued                                    -                -
Common stock - $0.0001 par value; 50,000,000 shares
  authorized; 25,040,000 shares outstanding                  2,504            2,504
Additional paid-in capital                                 221,403          221,403
Deficit accumulated during the development stage          (280,145)        (270,154)
-----------------------------------------------------------------------------------

Total Stockholders' Deficit                                (56,238)         (46,247)
-----------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit               $  4,434         $  1,191
===================================================================================


               See notes to condensed consolidated financial statements.

            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     For the Period
                                                                                     From June 25,
                                                                                     1996 (Date of
                                                                                       Inception)
                                               For the Three Months Ended               through
                                                         March 31,                     March 31,
---------------------------------------------------------------------------------------------------
                                                   2003                2002               2003
---------------------------------------------------------------------------------------------------

Book sales                                   $     4,991        $         640         $  18,448
Cost of sales                                        -                   (148)           (5,526)
Impairment of inventory                              -                    -             (24,022)
---------------------------------------------------------------------------------------------------

Gross Profit                                       4,991                  492           (11,100)
---------------------------------------------------------------------------------------------------

Operating Expenses
General and administrative expenses                4,699                3,193           127,299
Marketing expenses                                 9,887               10,032           140,575
Interest expense                                     396                  -               1,171
---------------------------------------------------------------------------------------------------

Total Operating Expenses                          14,982               13,225           269,045
---------------------------------------------------------------------------------------------------


Net Loss                                     $    (9,991)       $     (12,733)        $(280,145)
===================================================================================================

Basic Loss Per Share                         $       -          $         -
=============================================================================

Weighted-Average Common
Shares Outstanding                            25,040,000           18,158,401
=============================================================================


               See notes to condensed consolidated financial statements.

            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              For the Period
                                                                               From June 25,
                                                                               1996 (Date of
                                                                                 Inception)
                                           For the Three Months Ended             Through
                                                   March 31,                     March 31,
-------------------------------------------------------------------------------------------
                                                2003              2002              2003
-------------------------------------------------------------------------------------------


Cash Flows From Operating Activities:
Net loss                                    $ (9,991)      $     (12,733)        $(280,145)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Issuance of common stock for services                                              187,858
Issuance of common stock for expenses
  paid by a stockholder                            -                                38,022
Changes in assets and liabilities net of
  effects from purchase of KHF Technologies:
Inventory                                                            141                 -
Accounts payable and accrued expenses         10,734              12,592            37,172
-------------------------------------------------------------------------------------------


Net Cash Provided by (Used in) Operating
 Activities                                      743                   -           (17,093)
-------------------------------------------------------------------------------------------


Cash Flows From Financing Activities:
Proceeds from issuance of note payable
  to an officer                                2,500                   -            23,500
Proceeds from issuance of common stock  in
  KHF acquisition                                                      -            (1,973)
-------------------------------------------------------------------------------------------


Net Cash Provided by Financing Activities      2,500                   -            21,527
-------------------------------------------------------------------------------------------

Net Increase in Cash                           3,243                   -             4,434

Cash at Beginning of Period                    1,191                   -                 -
-------------------------------------------------------------------------------------------

Cash at End of Period                       $  4,434       $           -         $   4,434
==========================================================================================


               See notes to condensed consolidated financial statements.

        LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                       (A Development Stage Company)
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements-The accompanying unaudited condensed consolidated financial statements include the accounts of Lighten Up International, Inc. and its subsidiary (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2002, Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as
Note 1 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

NOTE 2 - BUSINESS CONDITION

As shown in the accompanying financial statements, the Company incurred losses of $9,991 and $12,733 during the three months ended March 31, 2003 and 2002, respectively, and incurred losses of $280,145 from the date of inception on June 25, 1996 through March 31, 2003, and at March 31, 2003, the Company had a working capital deficiency of $32,738 and a capital deficiency of $56,238. The Company has generated only minimal revenues from sales of books. The Company's continuation as a going concern is dependent upon management's ability to execute their plans to obtain financing, to locate and utilize effective marketing and distribution methods to increase sales of its product and to ultimately attain profitable operations. There is no assurance these plans will be successful. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE TO AN OFFICER

In January 2003, the Company borrowed an additional $2,500 from an officer under the terms of a promissory note. The note is unsecured and accrues interest at 7%. Accrued interest and principal for the note are due January 2006. No interest was paid during the three months ended March 31, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company accrued expenses for Mary E. Ross for television advertising of the Company's book during her weekly one-minute local television cooking demonstration. The advertising costs were estimated based upon the fair value of similar services by outside advertisers plus the estimated cost to prepare for the demonstrations. During the three months ended March 31, 2003, the Company accrued $9,887 for Ms. Ross' services.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

A year ago, in May 2002, Lighten Up acquired Mary Ross's 100% membership interest in Lighten Up Enterprises, LLC, a Utah limited liability company ("LLC"). This resulted in making the LLC a wholly owned subsidiary of the Company. Book sales from the commercialization of the Company's low fat gourmet cookbook property, including sales by the LLC prior to the acquisition, were $2,053 and $4,011 during the twelve months ended December 31, 2002 and 2001, respectively. For the first quarter ended March 31, 2003, books sales were $4,991. Management believes that the Company would have been better-abled or equipped to concentrate their efforts on book sales had their time NOT been almost exclusively devoted, in recent months, to filing the Company's Annual Report Form 10-KSB (filed on EDGAR on April 14, 2003) and the filing of the Company's third amended registration statement on Form 10-SB/A (filed on EDGAR on April 28, 2003), tasks that have been time-consuming.

Book sales, to date, have been made primarily through retail distributors and do not include promotional copies of the Company's cookbook given to distributors and others. Further, book sales do NOT include sales on the Company's web site inasmuch as the shopping cart was not in operation during the first quarter. This web site is now in operation. Reference is made to www.lowfatgourmet.com.

Liquidity and Capital Requirements

During the first quarter ended March 31, 2003, Lighten Up incurred, and is continuing to incur, accounting and legal fees and costs in connection with attaining the status of a "reporting company." The Company had a net loss for the quarter ended March 31, 2003 of $9,991. Funding of these and other expenses have been from working capital loaned by the Company's president through the quarter ended March 31, 2003, and which bear interest at 7% per annum. The working capital deficiency of Lighten Up as of March 31, 2003, was $32,738. As of the same date, Lighten Up had approximately $4,434 in its checking account.

The amount of money necessary to implement and carry out the Company's business plan over the next twelve months is as follows: Accounting and auditing fees and expenses are estimated to be between $6,500 and $8,500. Legal fees will vary depending upon the nature of what additional comments the Company receives from the Commission regarding its Form 10-SB/A and the NASD once it applies, through a securities broker-dealer, for an OTC Bulletin Board symbol. Legal fees are also involved in the preparation and filing of this Quarterly Report on Form 10-QSB and the two ensuing quarterly reports on Form 10-QSB due during 2003. Counsel has estimated that legal fees and costs will be between $4,000 and $5,000 over the next year depending upon these considerations. The cost of maintaining the Company's web site and its web site "shopping cart" is approximately $1,000 per year. In addition, at the Company's last board meeting, the board concluded that they would like to spend at least $2,500 in advertising expenses during 2003 in addition to the substantial advertising benefit conferred on the Company by Mary Ross's television show. The Company intends to try to promote its cookbook property in this fashion over the next year and will therefore not likely need any additional outside funding from non-officers and directors over the next twelve months. See the section titled "Business Plan and Overall Business Methodology" contained in Item 1 of Part I of the Company's Annual Report on Form 10-KSB, disclosure that specifically relates to the Company's cash plans and expectations over the next year.


With respect to advertising, the Company accrues a reimbursement expense to Ms. Ross, which the Company hopes to be able to pay her someday.

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

Plan of Operation

Reference is made to Item 1 of Part I of the Company's Annual Report on Form 10-KSB titled "Business Plan and Overall Business Methodology," a document filed with the Commission on April 14, 2003. During the next twelve (12) months, the Company will actively pursue enhancing sales of its cookbook property and also, it will seek out the capital necessary to further implement phase one of its business plan, namely, the commercialization of its cookbook property through the marketing of books, videos, CD ROMs, possible DVD's, and a second edition or revised and updated low fat gourmet cookbook.

As stated in the "Description of Business" section of the Company's Annual Report on Form 10-KSB, Lighten Up's second phase plan of operation, assuming that the first phase is successful, will be to develop and market a signature line or brand name line of low fat gourmet foods in direct competition with frozen food grocery store products. The Company has no capital or other funding with which to explore the implementation of any such plan at this time and no current source of financing with which to do so.

Management intends to hold expenses to a minimum and to obtain expert and other services on a contingency basis when it can afford them. The Company's directors and officers intend to defer any compensation that might be due or owed them until such time as capital can be raised. If the Company engages outside advisors or consultants in its search for capital and other business opportunities, the Company will have to make a determination as to how such persons will be compensated. The Company has NOT made any arrangements or definitive agreements as yet to use outside advisors or consultants or to raise any capital. So far, its efforts have been concentrated on getting its Form 10-SB/A registration statement cleared by the Commission.


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

Item 3.  Controls and Procedures

The Company maintains controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Company's chief executive officer and the principal financial officer (or persons performing similar functions) concluded that the Company's disclosure controls and procedures were adequate. As a result of its evaluation, the Company has made no significant changes in its internal controls or other factors that could significantly affect the controls and other procedures already in place.

PART II - OTHER INFORMATION

Item 5.  Other information.

           None.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

     None. All Sarbanes-Oxley certifications are after the signature line at the end of this document.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LIGHTEN UP ENTERPRISES INTERNATIONAL, INC., Issuer


                                  /s/ Gary C. Lewis
                                  ---------------------------------
                                  By:     Gary C. Lewis
                                  Its:    President and Chairman of the Board
                                  Dated:  May 5, 2003

                    CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Gary C. Lewis, the CEO, President, and Chairman of the Board of Lighten Up Enterprises International, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. As the Registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including any consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report, the Registrant's conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. As the Registrant's certifying officer, I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. As the Registrant's certifying officer, I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.



Dated: May 5, 2003                    /s/ Gary C. Lewis
                                      -------------------------------
                                      Gary C. Lewis,
                                      CEO, President and
                                      Chairman of the Board


                   CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Mary E. Ross, Secretary/Treasurer and a director of Lighten Up Enterprises International, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and me are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.



Dated: May 5, 2003                             /s/ Mary E. Ross
                                               ---------------------
                                               Mary E. Ross
                                               Secretary/Treasurer and Director



                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with this Quarterly Report of LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. (the "Registrant") on Form 10-QSB for the first quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), we, Gary C. Lewis, CEO, President, and Chairman of the Board of the Registrant, and Mary E. Ross, Secretary/Treasurer and a director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the
Registrant.

                    LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.


Dated: May 5, 2003                     /s/ Gary C. Lewis
                                       -------------------------------
                                       Gary C. Lewis,
                                       CEO, President, and Chairman of the
                                       Board


                    LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.



Dated:  May 5, 2003                    /s/ Mary E. Ross
                                       -------------------------------
                                       Mary E. Ross
                                       Secretary/Treasurer and
                                       Director


