Form 10KSB/A
period 2002-12-31
LIGHTEN UP ENTERPRISES INTERNATIONAL INC
filed 2003-06-02
CIK 1203957

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                           ----------------------------

                                   FORM 10-KSB/A
                                  Amendment No. 1

                           ---------------------------

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

                               -------------------

( ) TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from  ___________ to ___________

                         Commission File Number:  0-50073


                     LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.
                               -------------------
          (Exact name of small business issuer as specified in its charter)

                   NEVADA                                87-0576481
                   ------                                ----------
 (State or other jurisdiction of incorporation)    (I.R.S. EMPLOYER ID NO.)

     4423 South 1800 West
     Roy, Utah                                         84067
     --------------------                              -----
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

          Common Capital Voting Stock, $0.0001 par value per share
                              (Title of Class)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes [X]  No [ ]            (2) Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X] The issuer is not aware of any delinquent filers.

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

                               PART I

ITEM 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . 14

ITEM 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . 21

ITEM 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 22

ITEM 4.   Submission of Matters to a Vote of Security Holders . . . . . .  22

                              PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters. . . .  22

ITEM 6.   Management's Discussion and Analysis or Plan of Operation. . . . 24

ITEM 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . .  27

ITEM 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure. . . . . . . . . . . . . . . . . . . .  28

                                   PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act. . . . . . . . 28

ITEM 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .  30

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.  32

ITEM 12.  Certain Relationships and Related Transactions. . . . . . . . .  33

ITEM 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 33

ITEM 14.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . 34

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

Sarbanes-Oxley Section 302 Certifications. . . . . . . . . . . . . . . . . 36

Sarbanes-Oxley Section 906 Certification. . . . . . . .  . . . . . . . . . 38


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

     13.  LACK OF TRADING MARKET FOR COMMON STOCK/RISK THAT A TRADING
MARKET MAY NOT DEVELOP OR THAT IF IT DOES, THAT IT WOULD BE SUBJECT TO WIDE FLUCTUATIONS OR OTHERWISE BE AN ILLIQUID MARKET. No public market has existed, or presently exists, for the Company's common capital stock. At such time as Lighten Up's Form 10-SB/A registration statement is "cleared" or free of additional Commission comments, Lighten Up intends to apply to the Over-the-Counter Bulletin Board (OTCBB) for a stock trading symbol. If and when this occurs and assuming that the Company does indeed obtain such a symbol, management believes that the market price for shares of the Company's common stock may be volatile and otherwise trade at a large spread between the bid and asked prices. This is because the markets for "small capital" or Penny Stock companies such as Lighten Up generally experience extreme price and volume fluctuations. These fluctuations can be unrelated to the operating performance of the company itself. Further, economic and political conditions may adversely affect the market price of a company's common stock. Reference is made to Part II, Item 5 below titled "Market for Common Equity and Related Stockholder Matters."

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

Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Commission Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;
(ii)reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Pursuant to the Penny Stock Reform Act of 1990, broker-dealers are further obligated to provide customers with monthly account statements. Compliance with the foregoing requirements may make it more difficult for investors in the Company's stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise. Reference is made to Part II, Item 5 below titled "Market for Common Equity and Related Stockholder Matters."

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

     9. INTENTION COMMUNICATED BY OFFICERS AND DIRECTORS TO ADVANCE CERTAIN NECESSARY FUNDS OVER THE NEXT THREE (3) YEARS. As stated elsewhere in this document, the Company's officers and directors intend to advance the Company sufficient funds, at an interest rate of 7% or less, over the next three years, to pay the Company's accounting and legal fees and costs, all in order to remain current in its reporting obligations with the Commission. The Company has NOT entered into any formal agreement with its officers and directors that contractually binds or obligates them to advance funds for the next three years for this purpose. Having said this, the Company will nonetheless be required to evaluate its business plan over the next year. At the expiration of one year and assuming the Company's business plan has not been successful, or even partially successful, during that time, management will have to re-evaluate the Company's overall plans, intentions and strategies.

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

                            Part II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Lighten Up's common shares have never traded on a public stock market medium. There is currently no public or other market for the Company's shares. The common stock of Lighten Up is not traded, listed, or quoted on any stock exchange, any NASDAQ Stock Market medium or the "Pink Sheets." Consequently, there is no public market for the common stock and no market price data to report. The Company intends to make an application to the National Association of Securities Dealers, Inc. (NASD) for the Company's shares to be quoted on the OTC Bulletin Board but there can be no assurance that its common stock will be included in this trading medium. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service.


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

The amount of money necessary to implement and carry out the Company's business plan over the next twelve months is as follows: Accounting and auditing fees and expenses are estimated to be between $6,500 and $8,500. Legal fees will vary depending upon the nature of what additional comments the Company receives from the Commission regarding its Form 10-SB/A and the NASD once it applies, through a securities broker-dealer, for an OTC Bulletin Board symbol. Legal fees are also involved in the preparation and filing of this amended Annual Report on Form 10-KSB/A and the three quarterly reports on Form 10-QSB due during 2003. Counsel has estimated that legal fees and costs will be between $4,000 and $5,000 over the next year depending upon these considerations. The cost of maintaining the Company's web site and its web site "shopping cart" is approximately $1,000 per year. In addition, at the Company's last board meeting, the board concluded that they would like to spend at least $2,500 in advertising expenses during 2003 in addition to the substantial advertising benefit conferred on the Company by Mary Ross's television show. The Company intends to try to promote its cookbook property in this fashion over the next year and will therefore not likely need any outside funding from non-officers and directors over the next twelve months. See the section titled "Business Plan and Overall Business Methodology" contained in Item 1 of Part I above, disclosure that specifically relates to the Company's cash plans and expectations over the next year.

With respect to advertising, the Company accrues a reimbursement expense to Ms. Ross which the Company hopes to be able to pay her someday.

Lighten Up anticipates being able to satisfy its cash requirements for not only the next twelve months but at least for the next three (3) years in that its officers and directors intend to advance whatever funds are necessary to satisfy the Company's cash requirements and keep it current in its 1934 Exchange Act reporting obligations. As disclosed above, the Company has budgeted $4,000 in legal fees and as much as $8,500 in accounting fees and costs over the next year or a total of $12,500, an amount necessary to satisfy the Company's most minimal cash requirements.

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


                              HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 28, 2003


            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                               December 31,
                                                          ----------------------
                                                             2002       2001
--------------------------------------------------------------------------------

                         ASSETS

Current Assets
 Cash                                                     $  1,191    $       -
 Inventory                                                       -          661
--------------------------------------------------------------------------------

Total Assets                                              $  1,191    $     661
================================================================================


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accrued liabilities                                       $  3,150   $       -
 Accrued liabilities due to related parties                  23,288           -
--------------------------------------------------------------------------------

  Total Current Liabilities                                  26,438           -
--------------------------------------------------------------------------------

Long-Term Notes Payable to an Officer                        21,000           -
--------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
 Preferred stock - $0.0001 par value; 10,000,000 shares
  authorized; no shares issued                                    -           -
 Common stock - $0.0001 par value; 50,000,000 shares
  authorized; 25,040,000 shares and 18,158,401 shares
  outstanding, respectively                                   2,504       1,816
 Additional paid-in capital                                 221,403     203,265
 Deficit accumulated during the development stage          (270,154)   (204,420)
--------------------------------------------------------------------------------
  Total Stockholders' Equity (Deficit)                      (46,247)        661
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)      $   1,191   $     661
================================================================================

           See accompanying notes to consolidated financial statements.

            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the Period
                                                               From June 25,
                                                               1996 (Date of
                                       For the Years Ended       Inception)
                                           December 31,           through
                                     ------------------------   December 31,
                                        2002          2001          2002
----------------------------------------------------------------------------
Book sales                           $    2,053    $    4,011    $   13,457
Cost of sales                              (497)         (787)       (5,526)
Impairment of inventory                    (164)            -       (24,022)
----------------------------------------------------------------------------
Gross Profit (Loss)                       1,392         3,224       (16,091)
----------------------------------------------------------------------------

Operating Expenses
 General and administrative expenses     26,467        27,234       122,600
 Marketing expenses                      39,884        21,666       130,688
 Interest expense                           775             -           775
----------------------------------------------------------------------------
   Total Operating Expenses              67,126        48,900       254,063
----------------------------------------------------------------------------

Net Loss                             $  (65,734)   $  (45,676)   $ (270,154)
============================================================================

Basic Loss Per Share                 $        -    $        -
==============================================================

Weighted-Average Common
Shares Outstanding                   22,590,357    16,171,108
==============================================================


           See accompanying notes to consolidated financial statements.

            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                          Deficit
                                                                        Accumulated     Total
                                          Common Stock       Additional  During the Stockholders'
                                     ----------------------   Paid-In   Development    Equity
                                       Shares      Amount     Capital      Stage     (Deficit)
------------------------------------------------------------------------------------------------
Balance, June 25, 1996 (Date of
 Inception)                                   -  $        -  $        -  $        -  $        -

Shares issued for net expenses paid
 by stockholder:
  1996, $0.01 per share                 801,310          80       8,970           -       9,050
  1997, $0.01 per share               2,502,302         250      28,011           -      28,261
  1999, $0.01 per share                  62,954           7         704           -         711
Shares issued for services:
  1997, $0.01 per share                 269,170          27       3,013           -       3,040
  1998, $0.01 per share               3,297,325         330      36,910           -      37,240
  1999, $0.01 per share               3,297,325         330      36,910           -      37,240
  2000, $0.01 per share               3,953,427         395      44,255                  44,650
Net loss for the period from
 June 25, 1996 (date of inception)
 through December 31, 2000                    -           -           -    (158,744)   (158,744)
------------------------------------------------------------------------------------------------

Balance, December 31, 2000           14,183,813       1,419     158,773    (158,744)      1,448

Shares issued for services,
 $0.01 per share                      3,974,588         397      44,492           -      44,889
Net loss                                      -           -           -     (45,676)    (45,676)
------------------------------------------------------------------------------------------------

Balance, December 31, 2001           18,158,401       1,816     203,265    (204,420)        661

Shares issued for services,
 $0.01 per share                      1,841,599         185      20,614           -      20,799
Acquisition of KHF Technologies,
 $0.00 per share                      5,040,000         503      (2,476)          -      (1,973)
Net loss                                      -           -           -     (65,734)    (65,734)
------------------------------------------------------------------------------------------------

Balance, December 31, 2002           25,040,000  $    2,504  $  221,403  $ (270,154) $  (46,247)
================================================================================================



           See accompanying notes to consolidated financial statements.

            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the Period
                                                                      From June 25,
                                                                      1996 (Date of
                                                 For the Years Ended    Inception)
                                                     December 31,        Through
                                                ---------------------- December 31,
                                                   2002        2001        2002
-----------------------------------------------------------------------------------
Cash Flows From Operating Activities:
 Net loss                                       $  (65,734) $  (45,676) $ (270,154)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Issuance of common stock for services            20,799      44,889     187,858
   Issuance of common stock for expenses                 -           -      38,022
    paid by a stockholder
   Changes in assets and liabilities net of
    effects from purchase of KHF Technologies:
     Inventory                                         661         787           -
     Accrued liabilities                            26,438           -      26,438
-----------------------------------------------------------------------------------
Net Cash Used in Operating Activities              (17,836)          -     (17,836)
-----------------------------------------------------------------------------------

Cash Flows From Financing Activities:
 Proceeds from issuance of common stock in
  KHF acquisition                                   13,027           -      13,027
 Proceeds from issuance of note payable to
  an officer                                         6,000           -       6,000
-----------------------------------------------------------------------------------
Net Cash Provided by Financing Activities           19,027           -      19,027
-----------------------------------------------------------------------------------

Net Increase in Cash                                 1,191           -       1,191

Cash at Beginning of Period                              -           -           -
-----------------------------------------------------------------------------------

Cash at End of Period                           $    1,191  $        -  $    1,191
===================================================================================



Supplemental Schedule of Noncash Investing and Financing Activities

On May 30, 2002, the Company issued 5,040,000 shares of common stock, valued at $(1,973), and assumed a note payable to an officer in the amount of $15,000, in exchange for $13,027 of cash in connection with the acquisition of KHF Technologies.


           See accompanying notes to consolidated financial statements.


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

Ms. Ross received approximately 80 percent of the voting rights in the combined entity; therefore, in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," Lighten Up Enterprises, LLC was
determined to be the acquiring entity. As a result, the effect of the Acquisition Agreement, for financial reporting purposes, was the reorganization of the Company into KHF, which was recorded at the historical cost of the Company's assets and liabilities in a manner similar to a stock split. The accompanying financial statements reflect the operations of Lighten Up Enterprises, LLC for all periods presented and have been restated to reflect the common shares issued in the reorganization as though they had been issued on the dates capital was contributed to the Company.

The Acquisition Agreement was further accounted for as the assumption of the net 7liabilities of KHF in exchange for the issuance of 5,040,000 shares of common stock. Since KHF was in the development stage at the date of the Acquisition Agreement and had not commenced planned principal operations, KHF was not considered a business, in accordance with EITF 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business." Accordingly, the 5,040,000 common shares that remained outstanding were accounted for as having been issued on May 30, 2002 in exchange for the assets and liabilities of KHF and were recorded at the fair value of the assets and liabilities on May 30, 2002. The purchase price was the assumption of $1,973 in net liabilities. At the date of acquisition, the estimated fair value of the assets acquired and liabilities assumed was as follows: $13,027 of cash and $15,000 of a note payable to an officer. The results of KHF's operations have been included in the accompanying financial statements from May 30, 2002.

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


            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates used in preparing the accompanying financial statements consisted of the valuation of services for which common stock was issued.

Inventory - Inventory is stated at the lower of cost or market. Before impairment, the cost of inventory was determined using the first-in, first-out method. The cost of inventory obsolescence and impairment is included in cost of sales.

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

Advertising Costs - Advertising costs are expensed when incurred and are classified as marketing expenses in the accompanying financial statements. Advertising costs included barter transactions with the principal shareholder as described in Note 4. The Company records contributed capital for the personal appearances made by the principal shareholder in a weekly, one-minute television spot.

Basic Loss Per Share - Basic loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding each period.

Fair Value of Financial Instruments - Based on management's estimate of the borrowing rates that the Company could obtain bank loans with similar terms and maturities, the fair value of the notes payable to an officer was $23,500 and $21,000 at March 31, 2003 and December 31, 2002, respectively.

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

NOTE 5 - INCOME TAXES

Deferred income tax assets are provided for temporary differences between financial statement and income tax reporting and for operating loss carryforwards. Operating loss carryforwards were $111,410 as of December 31, 2002 and will expire from 2022 through 2023 if not used.

Deferred income taxes at December 31, 2002 and 2001 consist of the following:

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

     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of the issuer's common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. These requirements commenced upon the effective date of the Company's Form 10-SB/A. Therefore, as of the date of this amended Annual Report on Form 10-KSB/A, these persons have been subject to the requirements of Section 16(a). Lighten Up has informed these persons of their obligations under Section 16(a). Further, the Company has set up a procedure whereby periodically it will (i) notify these persons of their Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons furnish to the Company; (iii) request written representations from them that no other transactions were required; and
(iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during the fiscal year 2002. Neither Mr. Lewis nor Ms. Ross have filed any Form 5's in 2003 because neither disposed of or acquired any shares that would have rendered their last Form 3's or 4's either stale or inaccurate.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     Though it has no reports on Form 8-K to include or reference, the Company nonetheless incorporates by reference the following exhibits, each of which is included as a part of its fourth amended registration statement on Form 10-SB/A. Reference is also made to such Form 10-SB/A.



Exhibit
Number           Description*

3.1(i) **Original Articles of Incorporation of the Company filed with the State of Nevada on January 29, 1998

3.1(ii) **Restated and Amended Articles of Incorporation of the Company filed with and accepted by the Nevada Secretary of State on May 5, 2000

3.1(iii) **Certificate of Amendment to Restated and Amended Articles of Incorporation of the Company changing the Company's name to Lighten Up Enterprises International, Inc.

3.2       **By-laws of the Company

4.1       **Specimen stock certificate

10.1      **May 30, 2002, Acquisition Agreement whereby the Company acquired
           Mary E. Ross's 100% membership interest in Lighten Up Enterprises, LLC (with all attendant exhibits)

10.2       ***Promissory notes issued by the Company to its president, Mr. Gary
          C. Lewis


     * Summaries of all these exhibits are modified in their entirety by reference to the exhibits themselves.

    ** Exhibits with these two asterisks were included with the Company's original Form 10-SB filed with the Commission on November 7, 2002

     *** Exhibits with these three asterisks were included with the Company's first amended Form 10-SB/A filed with the Commission on or about January 7, 2003




ITEM 14. CONTROLS AND PROCEDURES.
         ------------------------

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



                                   SIGNATURES

     In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, LIGHTEN UP ENTERPRISES INTERNATIONAL, INC., Inc., has duly caused this amended Annual Report on Form 10-KSB/A for its fiscal year ended December 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.


                          LIGHTEN UP ENTERPRISES INTERNATIONAL, INC., Issuer


Dated: May 27, 2003                 By:   /s/ Gary C. Lewis
                          ________________________________________
                              Gary C. Lewis, Chairman of the Board, President, Chief Executive Officer (CEO), Chief or Principal Financial Officer (CFO), and Principal Accounting Officer


Dated: May 27, 2003

                                    By:   /s/ Mary E. Ross
                          ________________________________________
                              Mary E. Ross, Secretary/Treasurer and Director



                   CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Gary C. Lewis, Chairman of the Board, President, Chief Executive Officer
(CEO), Chief or Principal Financial Officer (CFO), and Principal Accounting Officer of Lighten Up Enterprises International, Inc. (the "Issuer"), certify that:

     1. I have reviewed this amended Annual Report on Form 10-KSB/A of the Issuer;

     2. Based on my knowledge, this amended Annual Report on Form 10-KSB/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this fourth amended registration statement;

     3. Based on my knowledge, the financial statements, and other financial information included in this amended Annual Report on Form 10-KSB/A fairly present in all material respects the financial condition, results of operations and cash flows of the Issuer as of, and for, the periods presented in this Fourth amended registration statement;

     4. As the Issuer's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Issuer and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this fourth amended registration statement is being prepared;

     b) evaluated the effectiveness of the Issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this fourth amended registration statement (the "Evaluation Date"); and

     c) presented in this fourth amended registration statement our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. As the Issuer's certifying officer, I have disclosed, based on our most recent evaluation, to the Issuer's auditors and the audit committee of Issuer's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Issuer's ability to record, process, summarize and report financial data and have identified for the Issuer's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Issuer's internal controls; and



     6. As the Issuer's certifying officer, I have indicated in this amended Annual Report on Form 10-KSB/A whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.



Dated: May 27, 2003             /s/ Gary C. Lewis
                                ---------------------
                                Gary C. Lewis,  Chairman of the Board,
                                President, and Chief Executive Officer (CEO)



Dated: May 27, 2003             /s/ Gary C. Lewis
                               ---------------------
                               Gary C. Lewis, Chief or Principal Financial
                               Officer (CFO) and  Principal Accounting Officer



                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with this amended Annual Report of LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. (the "Company") on Form 10-KSB/A for the Company's fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, Gary C. Lewis, the Company's Chairman of the Board, its President, Chief Executive Officer (CEO), Chief or Principal Financial Officer (CFO), and Principal Accounting Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The amended Annual Report on Form 10-KSB/A fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the amended Annual Report on Form 10-KSB/A fairly presents, in all material respects, the financial condition and result of operations of the Company.


                    LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.


Dated: May 27, 2003                /s/ Gary C. Lewis
                                  -------------------------------
                                   Gary C. Lewis,
                                  Chairman of the Board, President,
                                   and Chief Executive Officer (CEO)



Dated: May 27, 2003                     /s/ Gary C. Lewis
                                        ---------------------
                                        Gary C. Lewis, Chief or Principal
                                        Financial Officer (CFO) and Principal
                                        Accounting Officer



                    CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with this amended Annual Report of LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. (the "Company") on Form 10-KSB/A for the Company's fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, Mary E. Ross, a director of the Company and its Secretary/Treasurer, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The amended Annual Report on Form 10-KSB/A fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the amended Annual Report on Form 10-KSB/A fairly presents, in all material respects, the financial condition and result of operations of the Company.

                    LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.


Dated: May 27, 2003                /s/ Mary E. Ross
                                  -------------------------------
                                  Mary E. Ross,
                                   Secretary/Treasurer and Director




