Form 10QSB
period 2003-06-30
LIGHTEN UP ENTERPRISES INTERNATIONAL INC
filed 2003-08-14
CIK 1203957

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                  ----------------------------

                           FORM 10-QSB

                   ---------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the second quarter ended June 30, 2003
                                  -------------

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from  ___________ to ___________

                Commission File Number:  0-50073


           LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

        NEVADA                                  87-0576481
 (State of incorporation)               (I.R.S. EMPLOYER ID NO.)

                    4423 South 1800 West
                    Roy, Utah                         84067
       (Address of principal executive offices)         (Zip Code)


                         (801) 732-1464
        (Issuer's telephone number, including area code)


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     Class                              Outstanding as of August 13, 2003
------------------                 ----------------------------------------
Common Capital Voting Stock,                 25,040,000 shares
$0.001 par value per share


                   FORWARD-LOOKING STATEMENTS

This second Quarterly Report on Form 10-QSB, Financial Statements and Notes to
Financial Statements contain forward looking-statements.   All statements made
in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. We caution the reader not to place undue reliance on any forward-looking statements, which
speak only as of the date of the respective Reports.   Important factors could
cause actual results to differ from those expressed in the forward-looking statements.

                 PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   (Development Stage Company)
                          BALANCE SHEET
                           (unaudited)
               June 30, 2003, and December 31, 2002


                                           Jun 30,     Dec 31,
                                             2003        2002
ASSETS
CURRENT ASSETS

     Cash                                        $ 7,726    $ 1,191
                                                 -------    -------
     Total Current Assets                        $ 7,726    $ 1,191
                                                 =======    =======



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                            $ 5,937    $ 3,150
      Accrued liabilities - related parties       49,484     22,513
                                                 -------    -------
         Total Current Liabilities                55,421     25,663
                                                 -------    -------
LONG TERM NOTE PAYABLE - officer                  25,082     21,775
                                                 -------    -------
STOCKHOLDERS' EQUITY (deficit)

    Preferred stock
        10,000,000 shares authorized at $.0001
        par value; no shares issued                    -          -
    Common stock
        50,000,000 shares authorized at $.0001
        par value; 25,040,000 shares issued and
        outstanding                                2,504      2,504
    Capital in excess of par value               221,403    221,403
    Deficit accumulated during the development
    stage                                       (296,684)  (270,154)
                                               ---------  ---------
         Total Stockholders' Equity (deficit)    (72,777)   (46,247)
                                               ---------  ---------
                                               $   7,726  $   1,191
                                               =========  =========

The accompanying notes are an integral part of these financial statements.

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   (Development Stage Company)
                     STATEMENT OF OPERATIONS
                           (unaudited)
      For the Three and Six Months Ended June 30, 2003,  and 2002 and the
   Period June 25, 1996 (date of inception of subsidiary) to June 30, 2003

                         Three Months   Six Months
            Jun 30,  Jun 30, Jun 30,    Jun 30, Jun 25, 1996 to
                           2003     2002    2003        2002   Jun  30, 2003

REVENUES - from book sales  $ 7,975  $     - $ 12,966  $   640  $    26,423

COST OF SALES                     -        -        -      148       29,548
                            -------  ------- --------  -------  -----------
    Gross profit (loss)       7,975        -   12,966      492       (3,125)

EXPENSES

    Administrative           14,216        -   18,915    3,193      141,515
    Marketing                 9,887        -   19,774   10,032      150,462
    Interest                    411        -      807        -        1,582
                           --------  -------  -------  -------  -----------
                             24,514        -   39,496   13,225      293,559
                           --------  -------  -------  -------  -----------

NET PROFIT (LOSS)          $(16,539) $     - $(26,530)$(12,733) $  (296,684)
                           ========  ======= ======== ========  ===========

NET PROFIT (LOSS) PER
COMMON SHARE

     Basic                 $      -  $     - $      - $      -
                           --------  ------- -------- --------

AVERAGE  OUTSTANDING
SHARES - (stated in 1,000's)

     Basic                   25,040   21,558   25,040   21,558
                           --------  ------- -------- --------

The accompanying notes are an integral part of these financial statements.

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   (Development Stage Company)
                     STATEMENT OF CASH FLOWS
                           (unaudited)
 For the Six Months Ended June 30, 2003, and 2002 and the Period
June 25, 1996 (date  of inception of subsidiary) to June 30, 2003

                                                            Jun 25, 1996
                                         Jun 30,   Jun 30,   to Jun 30,
                                          2003      2002         2003
CASH FLOWS FROM
     OPERATING ACTIVITIES

     Net profit (loss)                 $(26,530)    $ (12,733)     $(296,684)
     Adjustments to reconcile net
      loss to net cash provided by
      operating activities

        Changes in accounts payable      30,565        12,592         57,003
        Capital stock issued for expenses     -             -        225,880
        Changes in assets and liabilities
        - net of effects from purchase
        of KHF                                -           141         (1,973)
                                    -----------     ---------    -----------
Net Change in Cash from Operations        4,035             -        (15,774)
                                   ------------     ---------    -----------
CASH FLOWS FROM INVESTING
ACTIVITIES                                    -             -              -
                                   ------------     ---------    -----------
CASH FLOWS FROM FINANCING
ACTIVITIES

        Proceeds from note payable        2,500             -         23,500
                                   ------------    ----------    -----------
Net Increase (Decrease) in Cash           6,535             -          7,726

Cash at Beginning of Period               1,191             -              -
                                   ------------    ----------    -----------
Cash at End of Period              $      7,726    $        -    $     7,726
                                   ============    ==========    ===========

The accompanying notes are an integral part of these financial statements

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2003



1.   ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on January 29, 1998 with authorized common stock of 50,000,000 shares at a par value of $.0001 and 10,000,000 preferred shares at a par value of $.0001 with the name "K.H.F. Technologies"(KHF). The terms of the preferred shares have not been determined by the directors of the Company. On June 3, 2002 the name of the Company was changed to "Lighten Up Enterprises International, Inc."

On May 30, 2002 KHF acquired all of the member interests of Lighten Up
Enterprises LLC (LE) in which the members of  LE received   80% of the
outstanding stock of KHF. The acquisition was treated as an acquisition of the Company by LE (reverse acquisition) with a recapitalization of LE. The transaction was recorded as a purchase with no good will. For reporting purposes the statement of operations includes the historical operations of LE from inception and excludes the operations of the Company prior to May 30, 2002. Lighten Up Entgerprises LLC was organized in the state of Utah on June 6, 1996 and is in the business of developing, publishing, marketing, and selling a cook book of recipes.

During 1991 the Company completed a reverse stock split of four shares of outstanding stock for one. This report has been prepared showing the post split shares from inception.

The Company is in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Principles of Consolidation

The consolidated financial statements include the assets and liabilities of the Company and its wholly owned subsidiary, Lighten Up Enterprises LLC(LE). The statement of operations includes the historical operations of the subsidiary from its inception and operations of the Company from May 30, 2002. All intercompany transactions have been eliminated

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)
                          June 30, 2003



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. At June 30, 2003, the Company had a net operating loss available for carry forward of $137,940. The tax benefit of approximately $41,382 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful. The loss carryforward expires beginning in the years 2022 through 2023.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the diluted income (loss) per shares is not shown.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts and
notes payable,   are considered by management to be their estimated fair
values.

Concentration of Credit Risk

There are no financial instruments that potentially subject the Company to significant concentration of credit risks.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)
                          June 30, 2003



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  LONG TERM NOTE PAYABLE - OFFICER

On May 30, 2002 the Company assumed a $15,000, 7% unsecured note payable, due an officer, resulting from the acquisition of Lighten Up Enterprises LLC. The Company also borrowed an additional $8,500 during 2002 and 2003 and with the accrued interest it totals $25,082. The note is due in three years from the date of origination, including interest at 7% per annum.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On May 30, 2002 an officer-director received 20,000,000 common shares of the Company, representing 80% of the outstanding common stock, as part of the acquisition of the subsidiary outlined in note 1.
An officer-director has made 7% interest bearing loans to the Company outlined in note 3.
The Company has accrued accounts payable of $49,484 to an officer for services rendered.

5.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a
strategy, which it believes will    accomplish this objective through
additional funding from long term loans from an officer-director which will enable the Company to continue operations for the coming year.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

A year ago, in May 2002, Lighten Up acquired Mary Ross's 100% membership interest in Lighten Up Enterprises, LLC, a Utah limited liability company ("LLC"). This resulted in making the LLC a wholly owned subsidiary of the Company. Book sales from the commercialization of the Company's low fat gourmet cookbook property, including sales by the LLC prior to the acquisition, were $2,053 and $4,011 during the twelve months ended December 31, 2002 and 2001, respectively. For the Company's first quarter ended March 31, 2003 and its second quarter ended June 30, 2003, books sales were $4,991 and $7,975, respectively.

Book sales, to date, have been made primarily through retail distributors and do NOT include promotional copies of the Company's cookbook given to distributors and others. Book sales increased during the quarter because, among other reasons, the Company's shopping cart on its web site became operational during this quarter. Previously, the shopping cart had NOT been in operation. Reference is made to www.lowfatgourmet.com. The Company believes that sales have also increased during the quarter due to Ms. Ross's continued exposure on her weekly television show in which her cookbook is featured and discussed. These efforts account for the advertising expenses accrued by the Company and due Ms. Ross.

Liquidity and Capital Requirements

During the second quarter ended June 30, 2003, Lighten Up incurred, and is continuing to incur, accounting and legal fees and costs in connection with maintaining its status as a "reporting company." The Company had a net loss for the quarter ended June 30, 2003 of $16,539. Funding of these and other expenses have been from sales and working capital of $23,500, an amount loaned by the Company's president through the quarter ended June 30, 2003, and which bears interest at 7% per annum. The Company's president loaned no money to the Company during the second quarter. The working capital deficiency of Lighten Up as of June 30, 2003, was $72,777. As of the same date, Lighten Up had approximately $7,725 in its checking account.

The amount of money necessary to implement and carry out the Company's business plan over the next twelve months is as follows: Accounting and auditing fees and expenses are estimated to be between $6,500 and $8,500. Legal fees will vary depending upon the nature of what additional comments the Company receives from the NASD as a result of its application, through a securities broker-dealer, for an OTC Bulletin Board symbol. Legal fees are also involved in the preparation and filing of this Quarterly Report on Form 10-QSB and the one ensuing quarterly report on Form 10-QSB due for its forthcoming third quarter ending September 30. Counsel has estimated that legal fees and costs will be between in the neighborhood of $3,000 over the next year depending upon these considerations. This cost does not include the added cost of EDGARizing documents and filing them on EDGAR. The cost of maintaining the Company's web site and its web site "shopping cart" is approximately $1,000 per year. In addition, at the Company's last board meeting, the board concluded that they would like to spend at least $2,500 in advertising expenses during 2003 in addition to the substantial advertising benefit conferred on the Company by Mary Ross's television show. As of the end of the quarter, the Company had accrued a total $49,484 in advertising expenses and services owed Ms. Ross. The Company intends to try to continue to promote its cookbook property through (1) Ms. Ross and her television show,
(2) its website, and (3) retail distributors over the next year and will therefore not likely need any additional outside funding from non-officers and directors over the next twelve months. See the section titled "Business Plan and Overall Business Methodology" contained in Item 1 of Part I of the Company's Annual Report on Form 10-KSB for its year ended December 31,
2002, disclosure that specifically relates to the Company's cash plans and expectations over the next year.

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

Management intends to hold expenses to a minimum and to obtain expert and other services on a contingency basis when it can afford them. The Company's directors and officers intend to defer any compensation that might be due or owed them until such time as capital can be raised. If the Company engages outside advisors or consultants in its search for capital and other business opportunities, the Company will have to make a determination as to how such persons will be compensated. The Company has NOT made any arrangements or definitive agreements as yet to use outside advisors or consultants or to raise any capital. So far, its efforts have been concentrated on increasing sales of its cookbook property.

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

PART II - OTHER INFORMATION

Item 5.  Other information.

           None.

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

     31.1  302 Certification of Gary Lewis

     31.2  302 Certification of Mary Ross

     32    906 Certification

     (b)  Reports on Form 8-K

     On July 23, 2003, the Company filed a Current Report on Form 8-K announcing a change of auditors. Its new independent auditors are Sellers and Anderson, certified public accountants, located in Salt Lake City, Utah.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           LIGHTEN UP ENTERPRISES INTERNATIONAL, INC., Issuer


                           /s/ Gary C. Lewis
                           ---------------------------------
                           By:     Gary C. Lewis
                           Its:    President and Chairman of the Board
                           Dated:  August 13, 2003