Form 10QSB
period 2003-09-30
LIGHTEN UP ENTERPRISES INTERNATIONAL INC
filed 2003-11-13
CIK 1203957

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                       ----------------------------

                                FORM 10-QSB

                       ----------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the third quarter ended SEPTEMBER 30, 2003
                                 ------------------

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


                              (801) 732-1464
             (Issuer's telephone number, including area code)


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     Class                              Outstanding as of November 10, 2003
----------------------------            --------------------------------------
Common Capital Voting Stock,                 25,040,000 shares
$0.001 par value per share


                   FORWARD-LOOKING STATEMENTS

This third Quarterly Report on Form 10-QSB, Financial Statements and Notes to Financial Statements contain forward looking-statements. All statements made in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. We caution the reader not to place undue reliance on any forward-looking statements, which speak only as of the date of the respective Reports. Important factors could cause actual results to differ from those expressed in the forward-looking statements.


                 PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   (Development Stage Company)
                          BALANCE SHEET
                           (unaudited)
             September 30, 2003, and December 31, 2002


                                               Sept 30,     Dec 31,
                                                 2003        2002
ASSETS
CURRENT ASSETS

     Cash                                        $   504    $ 1,191
                                                 -------    -------
     Total Current Assets                        $   504    $ 1,191
                                                 =======    =======



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                            $     -    $ 3,150
      Accrued liabilities - related parties       62,967     22,513
                                                 -------    -------
         Total Current Liabilities                62,967     25,663
                                                 -------    -------
LONG TERM NOTE PAYABLE - officer                  25,493     21,775
                                                 -------    -------
STOCKHOLDERS' EQUITY (deficit)

    Preferred stock
        10,000,000 shares authorized at $.0001
        par value; no shares issued                    -          -
    Common stock
        50,000,000 shares authorized at $.0001
        par value; 25,040,000 shares issued and
        outstanding                                2,504      2,504
    Capital in excess of par value               221,403    221,403
    Deficit accumulated during the development
    stage                                       (311,863)  (270,154)
                                               ---------  ---------
         Total Stockholders' Equity (deficit)    (87,956)   (46,247)
                                               ---------  ---------
                                               $     504  $   1,191
                                               =========  =========

The accompanying notes are an integral part of these financial statements.

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   (Development Stage Company)
                     STATEMENT OF OPERATIONS
                           (unaudited)
   For the Three and Nine Months Ended September 30, 2003, and 2002 and the
 Period June 25, 1996 (date of inception of subsidiary) to September 30, 2003

                            Three Months       Nine Months
                          Sept 30, Sept 30, Sept 30,  Sept 30, Jun 25, 1996 to
                           2003     2002    2003        2002   Sept 30, 2003
REVENUES - from book sales  $   932  $     - $ 13,898  $   640  $    27,355

COST OF SALES                     -        -        -      148       29,548
                            -------  ------- --------  -------  -----------
    Gross profit (loss)         932        -   13,898      492       (2,193)

EXPENSES

    Administrative            5,813    8,780   24,728   11,973      147,328
    Marketing                 9,887        -   29,661   10,032      160,349
    Interest                    411        -    1,218        -        1,993
                           --------  -------  -------  -------  -----------
                             16,111    8,780   55,607   22,005      309,670
                           --------  -------  -------  -------  -----------
NET PROFIT (LOSS)          $(15,179) $(8,780)$(41,709)$(21,513) $  (311,863)
                           ========  ======= ======== ========  ===========

NET PROFIT (LOSS) PER
COMMON SHARE

     Basic                 $      -  $     - $      - $      -
                           --------  ------- -------- --------

AVERAGE  OUTSTANDING
SHARES - (stated in 1,000's)

     Basic                   25,040   21,558   25,040   21,558
                           --------  ------- -------- --------

The accompanying notes are an integral part of these financial statements.

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   (Development Stage Company)
                     STATEMENT OF CASH FLOWS
                           (unaudited)
 For the Nine Months Ended September 30, 2003, and 2002 and the Period
June 25, 1996 (date  of inception of subsidiary) to September 30, 2003

                                                            Jun 25, 1996
                                        Sept 30,  Sept 30,   to Sept 30,
                                          2003      2002         2003
CASH FLOWS FROM
     OPERATING ACTIVITIES

     Net profit (loss)                 $(41,709)    $ (21,513)     $(311,863)
     Adjustments to reconcile net
      loss to net cash provided by
      operating activities

        Changes in accounts payable      38,522        23,070         64,960
        Capital stock issued for expenses     -             -        225,880
        Changes in assets and liabilities
        - net of effects from purchase
        of KHF                                -           141         (1,973)
                                    -----------     ---------    -----------
Net Change in Cash from Operations       (3,187)        1,698        (22,996)
                                   ------------     ---------    -----------
CASH FLOWS FROM INVESTING
ACTIVITIES                                    -             -              -
                                   ------------     ---------    -----------
CASH FLOWS FROM FINANCING
ACTIVITIES

        Proceeds from note payable        2,500             -         23,500
                                   ------------    ----------    -----------
Net Increase (Decrease) in Cash            (687)        1,698            504

Cash at Beginning of Period               1,191             -              -
                                   ------------    ----------    -----------
Cash at End of Period              $        504    $    1,698    $       504
                                   ============    ==========    ===========

The accompanying notes are an integral part of these financial statements

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                      September 30, 2003



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

On May 30, 2002 KHF acquired all of the member interests of Lighten Up
Enterprises LLC (LE) in which the members of  LE received   80% of the
outstanding stock of KHF. The acquisition was treated as an acquisition of the Company by LE (reverse acquisition) with a recapitalization of LE. The transaction was recorded as a purchase with no good will. For reporting purposes the statement of operations includes the historical operations of LE from inception and excludes the operations of the Company prior to May 30, 2002. Lighten Up Entgerprises LLC was organized in the state of Utah on June 6, 1996 and is in the business of developing, publishing, marketing, and selling a cook book of recipes. The Company is in the development stage.

During 2001 the Company completed a reverse stock split of four shares of outstanding stock for one. This report has been prepared showing the post split shares from inception.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On September 30, 2003, the Company had a net operating loss available for carry forward of $153,119. The tax benefit of approximately $45,900 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful. The loss carryforward expires beginning in the years 2022 through 2023.

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)
                        September 30, 2003



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The consolidated financial statements include the assets and liabilities of the Company and its wholly owned subsidiary, Lighten Up Enterprises LLC (LE). The statement of operations includes the historical operations of the subsidiary from its inception and operations of the Company from May 30, 2002. All intercompany transactions have been eliminated

Basic and Diluted Net Income (Loss) Per Share

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

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)
                        September 30, 2003



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  LONG TERM NOTE PAYABLE - OFFICER

On May 30, 2002 the Company assumed a $15,000, 7% unsecured note payable, due an officer, resulting from the acquisition of Lighten Up Enterprises LLC. The Company also borrowed an additional $8,500 during 2002 and with the accrued interest totals $25,493. The note is due in three years from the date of origination, including interest.

During 2003, the same officer and director has loaned the Company a total of $2,000, subsequent to the quarter end, on the same terms and conditions as the previous loans made by such officer and director.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On May 30, 2002 an officer-director received 20,000,000 common shares of the Company, representing 80% of the outstanding common stock, as part of the acquisition of the subsidiary outlined in note 1.
An officer-director has made 7% interest bearing loans to the Company outlined in note 3.
The Company has accrued an account payable of $62,967 to an officer for services rendered.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

A year and a half ago, in May 2002, Lighten Up (hereinafter referred to as "we", "us", or "the Company") acquired Mary Ross's 100% membership interest in Lighten Up Enterprises, LLC, a Utah limited liability company ("LLC"). This resulted in making the LLC a wholly owned subsidiary the Company. The LLC's primary property is Mary Ross's first edition low fat gourmet cookbook available for sale on our website, www.lowfatgourmet.com.

Book sales from the commercialization of our low fat gourmet cookbook property, including sales by the LLC prior to the acquisition, were $2,053 and $4,011 during the twelve months ended December 31, 2002 and 2001, respectively. For our first quarter ended March 31, 2003 and our second quarter ended June 30, 2003, books sales were $4,991 and $7,975, respectively. This was a substantial increase in sales over the previous year. For our third quarter ended September 30, 2003, book sales were sluggish and were only $932.

Book sales, to date, have been made primarily through retail distributors and do NOT include promotional copies of our cookbook given to distributors and others. Historically, book sales have also resulted from conferences, speaking engagements and seminars attended by, or featuring, Mary Ross. Book sales increased during the second quarter of this year because, among other reasons, our shopping cart on our web site became operational. Reference is made to www.lowfatgourmet.com. However, book sales were slower than expected during this third quarter. We have no definitive explanation for this and attribute it primarily to the fact that we believe our retail distributors have not been aggressive enough in promoting and featuring our book. Accordingly, we believe that we need to look for and engage additional and new retail book distributors. In spite of the foregoing, sales have increased over the same quarter of last year due to Ms. Ross's continued exposure on her weekly television show in which her cookbook and low fat gourmet recipes are featured and demonstrated. These efforts also account for the advertising expenses accrued by us and due Ms. Ross.

Liquidity and Capital Requirements

During the third quarter ended September 30, 2003, we incurred, and are continuing to incur, accounting and legal fees and costs in connection with maintaining our status as a "reporting company." We had a net loss for the quarter ended September 30, 2003 of $15,179. Funding of these and other expenses have been from sales and working capital of $23,500, an amount loaned by our president through the quarter ended September 30, 2003, and which bears interest at 7% per annum. Our president loaned no money to us during the third quarter. However, during October, our president loaned us an additional $2,000. This additional amount also bears interest at 7% per annum. Our working capital deficiency as of September 30, 2003, was $24,989. As of the same date, we had $504 in our checking account.

The costs involved carrying out our business plan over the next 12 months are as follows: Accounting and auditing fees and expenses are estimated to be between $6,500 and $8,500. Legal fees are estimated to be in the neighborhood of $3,000 over the next 12 months. This figure is less than expected because as recently as November 7, 2003, we received notice from the National Association of Securities Dealers, Inc. (NASD) that our application for an OTC Bulletin Board symbol had been accepted. Our new stock trading symbol is LTUP.OB. Legal fees are also involved in the preparation and filing of this Quarterly Report on Form 10-QSB and our forthcoming Annual Report on Form 10-KSB. Legal costs and fees do not include the added cost of EDGARizing documents and filing them on EDGAR.

The cost of maintaining our website and its web site "shopping cart" is approximately $1,000 per year. We have considered spending money on direct advertising but so far, we have lacked the cash to do so. As of the end of the quarter, we had accrued a total of $13,483 in advertising expenses and services owed Ms. Ross. We intend to try to continue to promote our cookbook property through (1) Ms. Ross and her television show; (2) our website; (3) possible new or additional retail distributors over the next year; and (4) conferences, seminars and speaking engagements attended by, or featuring, Mary Ross. As a result, we do not believe we will likely need any additional outside funding from non-officers and non-directors over the next twelve months.

With respect to advertising, we accrue a reimbursement expense to Ms. Ross, which we hope to be able to pay her someday.

We will be able to satisfy our cash requirements for not only the next twelve months but at least for the next two and one half (2 1/2) years in that our officers and directors intend to advance whatever funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations.

We currently have no sources of financing, including bank or private lending sources, or equity capital sources. To implement our business plan and fully commercialize our low fat cookbook property, we will eventually need substantial additional funding. Because these requirements are in the more distant future, management has not yet begun to develop specific methods or plans of financing nor have we as yet contacted any person or entity that might be interested in providing any such financing. Management expects that it will use equity, debt and other arrangements such as joint ventures to fund these stages of its business plan to the extent such is or may be necessary. We also cannot assure anyone that we will be able to develop any sources of financing in the future. Further, we are unable to guarantee that after a period of two and one half years from the date of this quarterly report, that individual members of management will continue to loan or advance us sufficient money necessary to satisfy our cash requirements and otherwise keep us current in its 1934 Exchange Act reporting obligations.

Plan of Operation

During the next twelve (12) months, we will continue to actively pursue enhancing sales of our cookbook property and also, we will seek out the capital necessary to further implement phase one of our business plan, namely, the commercialization of our cookbook property through the marketing of books, videos, CD ROMs, possible DVD's, and a second edition or revised and updated low fat gourmet cookbook. At present, we have neither explored nor tested marketing Ms. Ross's book on videos, CD ROMs or DVD's as we have lacked the capital resources to do so.

As stated in the "Description of Business" section of our last Annual Report on Form 10-KSB, our second phase plan of operation, assuming that the first phase is successful, will be to develop and market a signature line or brand name line of low fat gourmet foods in direct competition with frozen food grocery store products. We have no capital or other funding with which to explore the implementation of any such plan at this time and no current source of financing with which to do so.

Management intends to hold expenses to a minimum and to obtain expert and other services on a contingency basis when it can afford them. Our directors and officers intend to defer any compensation that might be due or owed them until such time as capital can be raised. If we engage outside advisors or consultants in our search for capital and other business opportunities, we will have to make a determination as to how such persons will be compensated. We have NOT made any arrangements or definitive agreements as yet to use outside advisors or consultants or to raise any capital. So far, our efforts have been concentrated on increasing sales of our cookbook property.

We do not intend to use or hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Board Meetings

During the quarter, our Board of Directors held a meeting to discuss how to respond to a comment letter received from the NASD and to approve counsel's formal response to such letter. At the meeting, the Board also discussed how to increase sales of Ms. Ross's book. At such meeting, Ms. Ross also reported that the individual acting as our Webmaster had moved out of town or was no longer available to assist us in updating our website. Ms. Ross reported that she intends to update the website with additional and new recipes.

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

PART II - OTHER INFORMATION

Item 5.  Other information.

On November 7, 2003, as a result of an application process commenced in June 2003, the NASD advised that we had been assigned an OTC Bulletin Board stock trading symbol. It is LTUP.OB.

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

     31.1  302 Certification of Gary Lewis

     31.2  302 Certification of Mary Ross

     32    906 Certification

     (b)  Reports on Form 8-K

           None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.


                           LIGHTEN UP ENTERPRISES INTERNATIONAL, INC., Issuer


                           /s/ Gary C. Lewis
                           ---------------------------------
                           By:     Gary C. Lewis
                           Its:    President and Chairman of the Board
                           Dated:  November 12, 2003