Form 10KSB
period 2003-12-31
LIGHTEN UP ENTERPRISES INTERNATIONAL INC
filed 2004-03-09
CIK 1203957

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year: $14,666
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked process of such common equity, as of a specified date within the past 60 days.

As of the close of business on December 31, 2003, the Company's fiscal year-end, the aggregate market value of the voting stock held by non-affiliates was $837,000. This calculation is based on the fact that the last market transactions that have occurred in the Company's stock in the latter part of 2003 were at thirty (30) cents per share. Recently, however, that is, during the first quarter of 2004, no common equity stock has either traded or been sold from which an alternative computation can be made.

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

In light of the myriad risk factors involved with or facing the Company, actual results may differ materially or substantially from those projected, implied or suggested. As a result, any forward-looking statements expressed herein are deemed to represent Lighten Up Enterprises International, Inc.'s ("Lighten Up" or "Company" or "Issuer") judgment as of the date of this filing. Lighten Up does NOT express any intent or obligation to update any forward- looking statement because it is unable to give any assurances regarding the likelihood that, or extent to which, any event discussed in any such forward-looking statement contained herein may or may not occur, or that any effect from or outcome of any such forward-looking event may or may not bear materially upon its future business, developments or plans, or its financial condition and results of operations.

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

To promote and commercialize its cookbook property, the Company needs additional capital. At present, and though sales in 2003 increased over 2002, we have had nominal revenues from book sales. Furthermore, Lighten Up does not anticipate paying any dividends on its common stock.

Investment in Lighten Up's securities should be considered highly speculative. The Company has no recent operating history and is subject to all of the risks inherent in developing a business enterprise.

The reader should carefully consider the following risks and the other information contained in this annual report before making a decision to invest in Lighten Up's common stock, stock which, since December 2003, has had no trading activity in its stock. If and when the Company's stock has trading activity, Lighten Up's common stock could decline due to any of the following risks, and an investor could lose all or part of his or her investment. The reader is therefore cautioned to carefully consider and refer to all other information contained in this document, including the financial statements and related notes in Item 7 of Part II of this document. The specific risks described below are risks that management considers to be material at this time.

1. INVESTORS WHO BUY THE COMPANY'S STOCK IN THE MARKET (IF AND WHEN AN ACTIVE MARKET DEVELOPS) MAY SUFFER THE LOSS OF THEIR ENTIRE INVESTMENT IF THE COMPANY IS UNSUCCESSFUL. If Lighten Up's future operations are unsuccessful or it cannot raise sufficient capital in the future to continue as a going concern, persons who purchase its securities in the market, assuming such a market develops in the future, likely will sustain a severe or principal loss of their investment.

2. GOING CONCERN. There exists substantial doubt concerning the Company's ability to continue as a going concern. This doubt is shared by the Company's independent auditors who have also expressed doubt about the Company's ability to continue as a going concern. See Item 7 of Part II below. Continuation of the Company as a going concern is dependent upon substantially increasing book sales and on obtaining additional working capital as necessary to continue to promote the Company's cookbook property and, if funds become available, to additionally develop, publish and promote a second cookbook edition. Provided that the Company obtains additional equity funding and long term financing in the future, something to which there can be no assurance, the Company believes that it will be able to continue as a going concern. Having said this, the Company's officers and directors intend to advance the Company sufficient funds to continue to fulfill the Company's reporting obligations with the Commission for at least the next three (3) years. At the expiration of three years and assuming that the Company is not self-sustaining at that time, management will have to make a determination as to how and in what form it intends to continue, if it will. Accordingly, no predictions or other estimates, at this time, can be made beyond the next three years.

3. RECENT STATUS AS A NON-REPORTING, NON-TRADED COMPANY. Prior to the end of 2003 when Lighten Up obtained an OTC Bulletin Board symbol, no trading market had ever existed for Lighten Up common stock. As a result, the general public is not familiar with the Company or its business plan. Lighten Up obligated itself as a fully reporting company with its submission and filing of its initial registration statement on Form 10-SB on November 7, 2002.

The uncertainty that Lighten Up's business will be successful or that an active and on-going trading market for its securities will develop must be considered in light of the potential difficulties, complications, problems, expenses and/or delays frequently encountered in connection with any new business, not to mention a business involving substantial competition. Probably the principal difficulty in this regard is and will be the ability to attract and obtain investment capital or financing.

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

5. LACK OF SUFFICIENT CAPITAL TO CONTINUE INDEFINITELY AS A REPORTING COMPANY AND TO MARKET ITS PRODUCTS. The cost of maintaining reporting company status is substantial and the cost of continuing to file all necessary reports with the Commission and obtain the necessary audits and other accountings will continue to drain the Company's capital reserves. As of December 31, 2003, the Company had approximately $1,537 in cash on hand and long-term debt of $25,500. This amount represents a debt owed the president of the Company and it bears interest at 7% per annum. More money will have to be loaned or advanced to the Company by its officers and directors during the 2004 calendar year. See Risk Factor No. 2 above.

6. ACCUMULATED NET LOSS; NOMINAL WORKING CAPITAL. Lighten Up has NOT commenced significant business operations. As a result, the Company remains in the development stage. The Company had a working capital deficit of $103,685 at December 31, 2003. Losses are expected to continue into the foreseeable future because the Company's operations are subject to numerous risks and uncertainties that are associated with a development stage company engaged in the cookbook and cooking-related marketing business or industry, which has not yet reached the operational stage.

7. LACK OF REVENUE. Lighten Up needs additional capital because its 2003 book sales, though substantially greater than fiscal 2002, remain minimal. Other than what it has obtained from a sporadic and limited number of book sales, the Company lacks revenue flow. Currently, Lighten Up does NOT have royalty interests in any product. Further, its cookbook, though copyrighted, has NOT been licensed to any third party for any purpose. There is no assurance that the Company will obtain any such royalty interests in the future, or that if so, it will actually receive any royalty payments. The Company has had discussions with other book publishers, even nationally recognized book publishers, but none of such discussions, to date, have resulted in any publishing or royalty agreements.

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

Other than having the present ability to continue to market its cookbook property through its website "www.lowfatgourmet.com," Lighten Up currently lacks the capital and other resources to more fully implement and carry out its business plan as more fully described in a subsection of Item 1 of Part I below titled "Business Plan and Overall Business Methodology."

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

10. CURRENT RELIANCE UPON DIRECTORS AND OFFICERS AND LACK OF KEY MAN INSURANCE. At present, Lighten Up is wholly dependent upon the personal efforts and abilities of its officers and directors, persons who exercise control over its day-to-day affairs. The Company is also dependent upon these officers and directors to financially carry it through the next three (3) years in its reporting obligations. Though Lighten Up's officers and directors are NOT legally obligated or otherwise contractually bound to advance funds to Lighten

Up, they intend to do so. Though Lighten Up's officers and directors lack substantial or extensive experience operating publicly held or owned companies, Lighten Up depends solely on current management to pursue and implement its business plan. Accordingly, their loss may potentially have an adverse impact on the Company's future. At the same time, the Company does not believe the loss of any of its officers and directors justifies the purchase of key man insurance, even assuming that it could afford such insurance, which it cannot at this time.

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

13. LACK OF TRADING MARKET FOR COMMON STOCK/RISK THAT A TRADING MARKET MAY NOT DEVELOP OR THAT IF IT DOES, THAT IT WOULD BE SUBJECT TO WIDE FLUCTUATIONS OR OTHERWISE BE AN ILLIQUID MARKET. Since Lighten Up obtained an OTC Bulletin Board symbol in late 2003, a minimal public market has existed for the Company's common capital stock. The market price for shares of the Company's common stock was volatile during late 2003 and otherwise tended to trade at a large spread between bid and asked prices. This is because the markets for "small capital" or Penny Stock companies such as Lighten Up generally experience extreme price and volume fluctuations. These fluctuations can be unrelated to the operating performance of the company itself. Further, economic, political and other conditions may adversely affect the market price of a company's common stock. Reference is made to Part II, Item 5 below titled "Market for Common Equity and Related Stockholder Matters."

14. RISKS OF PENNY STOCKS. Lighten Up's common stock is considered to be a "penny stock" because it meets one or more of the definitions in Exchange Act Rule 3a51-1. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it, if they do, on an unsolicited basis. See also the following risk factor immediately below.

15. BROKER-DEALER REQUIREMENTS INVOLVING PENNY STOCKS MAY AFFECT TRADING AND LIQUIDITY. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated by the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. These rules may have the effect of reducing the level of trading activity in the secondary market, if and when one develops.

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

16. POTENTIAL FUTURE STOCK ISSUANCES; DILUTION. It is not now known, what other stock or debt instrument issuances, if any, the Company might find advisable or otherwise be required to undertake in the future to raise capital, issuances that would substantially dilute existing shareholders. Other than as necessary to obtain additional funding or capital, the Company has no plans or intentions, at the present time, to issue any more stock. Nor is the Company aware, at this time, of any potential investor who would be willing to invest in the Company in exchange for stock or a debt instrument.

The potential impact or significance of any future stock issuance of "restricted" shares is as follows: under Rule 144 of the General Rules and Regulations of the Commission a person (or persons whose shares are aggregated) who has satisfied a one (1) year holding period, may sell within any three month period, an amount of shares that does not exceed the greater of one percent (1%) of the then outstanding shares of common stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who have not been affiliates of the issuer within the preceding three months and who have beneficially owned the shares for a minimum period of at least two (2) years. Hence, the possible sale of the restricted shares issued and outstanding may, in the future, dilute the percentage of free-trading shares held by a shareholder or subsequent purchaser of the Company's securities in the market, and may have a depressive effect on the price of the issuer's securities. Further, such sales, if substantial, might also adversely affect the issuer's ability to raise additional equity capital in the future.

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

19. ABILITY TO REPAY EXISTING DEBT CURRENTLY ACCRUING INTEREST AT 7% PER ANNUM. Though the Company, through the LLC that it owns and controls, owns a published and copyrighted cookbook and though, as of December 31, 2003, it had approximately $1,537 in cash on hand, Lighten Up currently has long-term debt of $25,500 which accrues interest at 7% per annum. At the same time, the Company has no history of operations on which investment decisions about it can be based. The Company has also accrued an advertising reimbursement debt to Ms. Ross, the author of its cookbook property, in the amount of $76,450, as of December 31, 2003. This accumulated debt is the result of accruing an advertising obligation to Ms. Ross in exchange for her promoting the Company's cookbook property on her weekly television show.

20. FUTURE NEED TO RELY ON OTHERS AND OTHER EXPERTS. Assuming it is financially able to implement its business plan, Lighten Up will more than likely need to hire or rely on outside experts, persons whose identities are currently unknown. No assurance can be given that Lighten Up will be able to locate persons with whom it or its current management will work, within acceptable fee arrangements, or that these entities or persons will be competent and knowledgeable about that which they are hired to do. As with any company, Lighten Up may also be at risk for any violations of law committed by those persons it uses or hires.

21. OFFICERS AND DIRECTORS WILL BE DEVOTING LIMITED TIME TOWARDS LIGHTEN UP'S BUSINESS AND AFFAIRS. Lighten Up's current officers and directors, namely, Mr. Lewis and Ms. Ross, have other full time employment as more particularly disclosed in Item 9, Part III below titled "Directors, Executive Officers, Promoters and Control Persons." As a consequence, each can only devote a limited amount of time to the Company and its affairs. Ms. Ross's efforts concentrate on product development, such as preparing for her regular television show and devising new recipes for a second or revised edition of the Company's cookbook property. Mr. Lewis's efforts concentrate on the business end of the Company such as marketing and sales. Much of the time spent also depends upon how the Company's business plan for 2004 unfolds, something that cannot be predicted at this time.

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

Because Lighten Up's business plan has neither been implemented nor proven successful, no discussions have been had concerning whether or not the Company plans to enter into an employment or executive compensation agreement of some type with Ms. Ross. Currently, there is no plan to do so.

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

26. TERMINATION OR IMPAIRMENT OF RELATIONSHIPS WITH BOOK SELLERS AND DISTRIBUTORS COULD ADVERSELY AFFECT LIGHTEN UP'S POTENTIAL REVENUES AND BUSINESS PLAN. Prior to the date of annual report, Mary Ross has been able to offer and market the Company's low fat gourmet cookbook property through wholesale book distributors such as Evans Books who distributes the book to local and national retail book distributors. Distribution of Ms. Ross's cookbook has also been done through non-book specialty retail distribution channels made up of local specialty foods and cooking stores. During the fiscal year, the Company's low fat gourmet cookbook became consistently available for sale directly on the Company's web site "www.lowfatgourmet.com." The Company has no formal, written distribution contracts with Evans Books or any other book sellers or distributors as this is, and has been, done on an informal basis with payment made within 60 to 90 days. In the event that Evans Books or any other book distributors were to become unable or unwilling to offer the Company's cookbook for sale in the future, such would almost certainly have an adverse impact on Lighten Up's future prospects and business plan. Having said this, the Company has no reason to believe, at this time, that any entity or person offering the cookbook for sale would become unwilling or unable to do so. The Company is also in on-going discussion with other book sellers and book publishers who have expressed an interest in the Company's book product, although no such discussions have resulted in a publishing or royalty agreement at this time.

27. IF MARY ROSS'S EXISTING TELEVISION COOKING SPOTS FAIL TO MAINTAIN A SUFFICIENT AUDIENCE AND CEASE AS A RESULT, SUCH LOST OPPORTUNITIES COULD HAVE AN ADVERSE IMPACT ON LIGHTEN UP. At the present time, Mary Ross receives no revenue for the regular or weekly cooking television spots that feature her cooking low fat gourmet dishes on KSL Television in Salt Lake City, Utah. Nonetheless, such television programs give Ms. Ross high visibility and name and face recognition among those residing along the Wasatch Front, that is, from Ogden to Provo, Utah, including the southern portions of the adjoining states of Wyoming and Idaho. This area comprises well over a million people. KSL has informed Ms. Ross that it estimates that 32,000 to 34,000 persons view Ms. Ross's program each week. This television exposure is significant and important to the marketing of Lighten Up's cookbook property and any future related cooking products, the loss of which would have a material adverse impact on the Company.

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

                             PART I

ITEM 1. DESCRIPTION OF BUSINESS

Lighten Up is a low fat gourmet cookbook publishing and marketing company that further intends, if sales of its first cookbook property substantially increase and financing otherwise becomes available, to market low fat foods and low fat food cooking products on a private brand label or signature line basis.

History and Background of the Company

Lighten Up Enterprises International, Inc. ("Lighten Up" or "Company") was incorporated nearly 5 years ago on January 29, 1998, under the laws of the State of Nevada as K.H.F. Restaurants for the purpose of developing, owning and operating a megaplex theater restaurant chain featuring Mexican- American cuisine.

These efforts were unsuccessful and therefore, on May 30, 2002, we entered into an Acquisition Agreement with Ms. Mary E. Ross, the author of a copyrighted and published low fat gourmet cookbook.

Pursuant to the Acquisition Agreement, we acquired Ms. Ross's 100% membership interest in and to Lighten Up Enterprises, LLC, a Utah limited liability company (the "LLC"), which in turn owned all rights, title and interest in and to Ms. Ross's published and copyrighted cookbook titled Lighten Up: The Art of Low Fat Gourmet Cooking, including related properties and assets. This acquisition was undertaken in exchange for the issuance to Ms. Ross of 20 million "restricted" common capital shares of our authorized but unissued stock. See Ex. 10.1 to our Form 10-SB/A. On July 11, 2002, we changed our name to "Lighten Up Enterprises International, Inc."

Since the date of the Acquisition Agreement, we have created and now maintain a web site that offers Ms. Ross's low fat gourmet cookbook for sale. The web address is: "www.lowfatgourmet.com". See the subheading below titled "INTERNET/DIRECT COMMERCE BUSINESS AND NEED TO UPDATE OPERATIONAL NATURE OF COMPANY'S WEBSITE "SHOPPING CART," contained in Part I, Item 1 below titled "Business Plan and Overall Business Methodology."

We have never been involved in any bankruptcy or insolvency proceeding of any kind and none of our officers or directors has been involved, directly or indirectly, in any bankruptcy or similar proceeding. Neither the Company nor any officer or director is involved in any pending litigation, nor is any litigation involving the Company or any officer or director threatened.

Current Status of the Company

As of the date of this document, we have 49 shareholders of record and our stock transfer agent is Interwest Stock Transfer located at 1981 East Murray-Holladay Road, Holladay, Utah. We have but one class of stock issued and outstanding, that being common capital voting stock having a par value of $0.0001 per share. As of the date of this document, there are 25,040,000 common shares issued and outstanding of which 50,000,000 common shares are authorized. We also have 10,000,000 preferred shares authorized, none of which are either issued or outstanding. Of the 25,040,000 common shares currently issued and outstanding, a total of 22,250,000 shares are owned by current officers and directors of the Company. All such 22,250,000 shares are deemed "restricted." These shares represent approximately 88.7% percent of the total number of issued and outstanding common shares.

Currently, our only two directors are Mr. Gary Lewis and Ms. Mary E. Ross, both Utah residents. Mr. Lewis serves as our president and chairman of the board and Ms. Ross serves as our secretary/treasurer and a director. Mr. Lewis, has been an officer and director of us since March 2000. Mr. Lewis's holdings represent 8.9% of the Company's currently issued and outstanding shares. As a result of the May 2002 Acquisition Agreement mentioned above, Ms. Ross is our major and controlling shareholder, directly owning approximately 80% of our issued and outstanding common shares. See Item 11 of this Part III titled "Security Ownership of Certain Beneficial Owners and Management."

We have had nominal revenues to date and we expect to incur substantial expenses in implementing our business plan. Management cannot predict if we will be profitable. Additionally, we had a working capital deficit as of our fiscal year ended December 31, 2003, and have no form of financial commitment for the funding of our business plan, other than an express intention communicated from current officers and directors to advance us sufficient funds over the next three (3) years to keep us current in our reporting obligations. That is to say, though Lighten Up's officers and directors are not legally obligated or otherwise contractually bound to advance funds to us, they intend to do so as necessary to keep us current in our reporting obligations. For this reason, there exists substantial doubt regarding our ability to continue as a going concern, a view shared by our independent auditors. See Risk Factor No. 2 above; see also Item 7 of Part II below. No assurance can be given that we will become successful or that we will be able to locate any funding or enter into any agreements or other arrangements that will provide the amount of capital necessary to implement and carry out our business plan described elsewhere herein.

We currently have but one subsidiary, namely, Lighten Up Enterprises, LLC, a Utah limited liability company that owned Ms. Ross's cookbook property and 100% of which we acquired in May 2002. Presently, we are not involved in any joint venture with any other party. Other than issuing promissory notes in exchange for funds that we have borrowed from our president, Mr. Lewis, we are not currently involved in any contract with any other person or entity.

Though we own, through our subsidiary, copyright relative to the low fat gourmet cookbook property we acquired from Mary Ross's LLC in May 2002, we hold no patents or trademarks.

As set forth in our balance sheet in Item 7 of Part II below, we had, as of December 31, 2003, $1,537 in current assets, our copyright in the cookbook owned by our LLC, and approximately 2,465 copies of the cookbook on hand, each of which has a suggested retail price of $19.95. See our website "www.lowfatgourmet.com" where the book is offered for sale. We have assigned no value to our book and copyright assets. See the financial statements contained in Item 7 of Part II below.

We are not presently involved in any negotiations to undertake any type of merger, reorganization, joint venture or business combination transaction of any sort.

We maintain executive offices or facilities at the office of our president located at 4423 South 1800 West, Roy, Utah 84067. Our telephone number is 801-732-1464 and our fax number is 801-732-9371. We do NOT pay rent for these office facilities.

Business Plan and Overall Business Methodology

Our principal business plan is to develop, promote, and commercialize our low fat gourmet cookbook titled Lighten Up: The Art of Low Fat Gourmet Cooking. During the fiscal year, there were over 935 books sold and otherwise delivered for promotional purposes, mainly in the state of Utah, by local book distributors and book stores. These stores and outlets do not have formal written book distribution agreements with us. Instead, we have an oral consignment-type of agreement with a Salt Lake City-based wholesale distributor named Evans Books, which, in turn, distributes books to various retail stores and outlets. This agreement provides that Evans Books will offer and sell the book and, after 60 to 90 days, Evans Books will remit a check to us. We have no reason to believe that Evans Books would choose, in the future, NOT to offer our book for sale. As set forth in further detail below, the initial phase of our business plan will also include but not be limited to developing and commercializing Ms. Ross's cookbook on a video, DVD and CD ROM basis through its website and otherwise. While we have planned this for sometime, this further commercialization has not yet occurred. See the subheading no. 5 below titled "INTERNET/DIRECT COMMERCE BUSINESS AND NEED TO UPDATE OPERATIONAL NATURE OF COMPANY'S WEBSITE "SHOPPING CART." If future funding becomes available, we will also consider publishing a second or revised edition low fat gourmet cookbook containing entirely new recipes. However, we estimate that publishing would cost at least $25,000, an amount of money we currently lack.

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

In addition to her book being shown every Friday as part of the kitchen set, the KSL Noon Show anchors ask her questions about the new recipe, whether or not it is contained in the book and if so, where the book is available for purchase. Because the program confers an advertising benefit on us, we have, for accounting purposes, had to accrue an advertising expense payable to Ms. Ross. This advertising expense has grown substantially over the last year. Reference is made to Item 7 of Part II below.

Ms. Ross receives the opportunity to promote her book in exchange for her services as Channel 5's "Low Fat Gourmet Chef." Accordingly, there is no contractual agreement between or involving Mary or Lighten Up and KSL. No advertising fees have ever been charged by KSL for her time in promoting her book and we have no reason to believe that this arrangement will change.

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

6. 2004 BUSINESS GOALS AND OBJECTIVES.

Basis: Sales of book at an average 40% discount off of $19.95 suggested list price ($11.97 per copy)

Inventory:  2,465 books in existing inventory

Intended:   If 2004 sales justify it, printing 5,000 additional copies of first edition book

Future: To undertake writing and completion of a 2nd edition, projected release intended during the 1st or 2nd quarter of 2005. Initial printing of at least 5,000 books at suggested retail price of $24.95; wholesale, $14.97

Management intends to strive, during 2004, to market and sell the books it currently has in inventory. In such event, the Company will then consider using the proceeds to pay for a concerted advertising campaign. As stated elsewhere herein, in the event that sufficient funds become available, the Company will also undertake a third printing of the cookbook and consider the initial printing of a second edition cookbook containing entirely new recipes. This latter endeavor will cost the Company as much as $25,000, an amount of money the Company does not have.

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

8. SEARCH FOR ADDITIONAL CAPITAL AND FUNDING TO IMPLEMENT BUSINESS PLAN. Throughout 2004, the Company intends to look for others to invest in the Company and its property, through either debt financing or an equity investment, all for the purpose of developing, promoting and commercializing its cookbook property. If doing so requires or results in a stock for stock exchange, reorganization or other acquisition of some type or nature, then that will be pursued. At the same time, if book sales do not increase over the next year and if sales do not increase substantially in conformity with the Company's business plan and projected budget, the Company will then have to more aggressively step up its efforts to look for additional capital.

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

Transfer Agent

Interwest Transfer Company, Inc., is the transfer agent for the Company's common stock. Its address is 1981 East Murray-Holladay Road, Holladay, Utah 84117, and its telephone number is (801) 272-9294.

ITEM 2. DESCRIPTION OF PROPERTY

Copyrighted Cookbook and Related Properties or Assets

The Company, through the LLC of which it owns 100%, owns a copyrighted cookbook authored by Mary E. Ross and titled Lighten Up: The Art of Low Fat Gourmet Cooking. Such book is currently available for sale on the Company's website whose web address is "www.lowfatgourmet.com". In addition to indirectly owning this copyright through its LLC, the Company also indirectly owns as many as 2,465 copies of this book, all of which are immediately available for sale and distribution. Though the Company has not reduced the book to either a CD ROM or video format, it intends to do so and similarly market these products on its website.

The Company receives no revenues from Ms. Ross's television show and her publicized image as "The Low Fat Gourmet Chef." However, based on this television show and the prospects of continued audience growth and notoriety, Ms. Ross has orally agreed to give the Company an exclusive, perpetual, royalty- free license with respect to her name, likeness, image and voice at such time as the need to do so arises.

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

                             Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

During the last quarter of 2003, our common stock became quoted on the OTC Bulletin Board of the NASD under the symbol "LTUP.OB". Since that date, the market for shares of our common stock is extremely limited and several thousand shares traded, during the fourth quarter, at a significant spread between the bid and asked prices. There has not been an actual trade, to our knowledge, since December 1, 2003. No assurance can be given that the present limited market for our common stock will continue or will be maintained, and the potential sale of our common stock pursuant to Rule 144 of the Commission by officers and directors may have a substantial adverse impact on any such public market. See Item 11 of this Annual Report.

     The high and low closing bid prices for shares of common stock of our for the last quarter of our 2002 fiscal year are as follows. Such information is not presented for the last two fiscal years in that prior to November 3, 2003, there was no public market for our securities.

                                        Bid
Quarter ending:               High                 Low
---------------               ----                 ---
December 31, 2003            $0.35                $0.30

     The foregoing bid prices were obtained from the "Price History" link on the web site of Yahoo! Finance, a sub-category of "www.yahoo.com." To our understanding, such prices do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

     No assurance can be given that any "established public market" will develop in our common stock, regardless of whether we aresuccessful in completing an acquisition, reorganization or merger deemed by management to be beneficial for us, or if any such market does develop, that it will continue or be sustained for any period of time.

Our authorized stock consists of fifty million (50,000,000) shares of common capital stock, $0.0001 par value. There are 25,040,000 shares of common capital stock currently issued and outstanding. As of our December 31, 2003 fiscal year end, including the date of this annual report, there are no options, warrants, stock appreciation rights, or other rights similar in nature outstanding which currently obligate Lighten Up to issue any additional common stock to anyone. At the same time, however, no assurance can be given that such commitments to issue securities will not be issued in the future. Reference is made to RISK FACTOR No. 16 above titled "Potential for Future Stock Issuances; Dilution."

Of the 25,040,000 shares issued and outstanding, 22,250,000 or approximately 88.7% of such shares are deemed "restricted." None of such "restricted" shares are eligible for transfer or resale in the absence of an appropriate state and federal exemption from registration or an effective registration statement covering these shares.

Stockholders

According to our transfer agent, as of December 31, 2003 and the date of this report, there were 49 shareholders of record of Lighten Up's common shares.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past and we do not anticipate that we will pay any cash dividends or make distributions to shareholders in the foreseeable future. We currently intend to retain and invest future earnings, if any, to finance our operations. The payment of any future dividends will be at the sole discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions.

"Penny Stock" Classification or Status and Effects Thereof

Even though our stock is currently quoted on either the OTC Bulletin Board, our common stock is considered a "penny stock" because it meets one or more of the definitions in Commission Rule 3a51-1 of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. Reference is made to Risk Factor Nos. 14 and 15 above which discuss "Penny Stocks" and Broker-dealer requirements in that regard.

Common Capital Stock (Preferred Stock NOT Issued and Outstanding But Is Authorized)

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

We also have 10,000,000 preferred shares authorized, none of which are either issued or outstanding.

Stock Transfer Agent

Our stock transfer agent is, and remains, Interwest Transfer Company, Inc. ("Interwest"), located at 1981 East Murray-Holladay Road, Salt Lake City, Utah 84117. Interwest has been the Company's stock transfer agent since it undertook its offering in 1998.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not adopted any such plans which authorizes the issuance of securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

In May 2002, Lighten Up acquired Mary Ross's membership interest in the LLC. Book sales from the commercialization of our low fat gourmet cookbook property, including sales by the LLC prior to the acquisition, were $2,053 and $4,011 during the twelve months ended December 31, 2002 and 2001, respectively. During 2003, we had approximately 935 in book sales. Book sales have been made primarily through retail distributors and do not include copies of our cookbook given to distributors and others for promotional purposes. These sales include sales made on our website during 2003 because such web site and its "shopping cart" were fully operational at that time. Reference is made to www.lowfatgourmet.com.

Liquidity and Capital Requirements

During 2003, we incurred, and are continuing to incur, accounting and legal fees and costs in connection with attaining the status of a "reporting company." We had a net loss for the year ended December 31, 2003 of $57,937. Funding of these and other expenses have been from a total of $25,500 of working capital loaned by our president through December 31, 2003 and which bear interest at 7% per annum. This money was loaned over time; however, as of December 31, 2003, our president decided to roll the various notes into one consolidated note dated December 31, 2003 which bears interest at 7% per annum. $2,422 is accumulated interest that has accrued since our president began loaning us money in mid-2002. The working capital deficit of Lighten Up as of December 31, 2003, was $103,685. As of the same date, we had approximately $1,537 in our checking account.

The amount of money necessary to implement and carry out our business plan over the next twelve months is as follows: Accounting and auditing fees and expenses are estimated to be between $6,500 and $8,500. Legal fees will vary depending upon the nature of the reports we are required to file or what problems arise throughout 2004. Legal fees are also involved in the preparation and filing of this Annual Report on Form 10-KSB and the three forthcoming quarterly reports on Form 10-QSB due during 2004. Counsel has estimated that legal fees and costs will be between $3,000 and $4,000 over the next year depending upon these considerations. The cost of maintaining our web site and its web site "shopping cart" is approximately $1,000 per year. In addition, at our last board meeting, the board concluded that they would like to spend at least $2,500 in advertising expenses during 2004 in addition to the substantial advertising benefit conferred on us by Mary Ross's television show. We intend to try to promote our cookbook property in this fashion over the next year and will therefore not likely need any outside funding from non-officers and directors over the next twelve months.

With respect to advertising, we accrue a reimbursement expense to Ms. Ross which we hope to be able to pay her someday.

Lighten Up anticipates being able to satisfy its cash requirements for not only the next twelve months but at least for the next three (3) years in that its officers and directors intend to advance whatever funds are necessary to satisfy our cash requirements and keep us current in our1934 Exchange Act reporting obligations.

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

Plan of Operation

During the next twelve (12) months, we will actively pursue enhancing sales of our cookbook property and also, we will seek out the capital necessary to further implement phase one of our business plan, namely, the commercialization of our cookbook property through the marketing of books, videos, CD ROMs, possible DVD's, and a second edition or revised and updated low fat gourmet cookbook. As stated in the "Description of Business" section above, Lighten Up's second phase plan of operation, assuming that the first phase is successful, will be to develop and market a signature line or brand name line of low fat gourmet foods in direct competition with frozen food grocery store products. Currently, we are a long way from develping any such additional products.

Management intends to hold expenses to a minimum and to obtain expert and other services on a contingency basis when it can afford them. Our directors and officers intend to defer any compensation that might be due or owed them until such time as capital can be raised. If we engage outside advisors or consultants in our search for capital and other business opportunities, we will have to make a determination as to how such persons will be compensated. We have NOT made any arrangements or definitive agreements as yet to use outside advisors or consultants or to raise any capital. Unfortunately, throughout most of 2003, our efforts were concentrated almost exclusively on getting our registration statement with the Commission cleared and then, getting an OTC Bulletin Board symbol, something that was finally accomplished in early November of 2003.

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

ITEM 7. FINANCIAL STATEMENTS.

MADSEN & ASSOCIATES, CPA's Inc.                      684 East Vine St, Suite 3
Certified Public Accountants and Business Consultants       Murray, Utah 84107
                                                        Telephone 801 268-2632
                                                              Fax 801-262-3978


Board of Directors
Lighten Up Enterprises International, Inc. and Subsidiary
Salt Lake City, Utah

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Lighten Up Enterprises
International, Inc. and Subsidiary  (development stage company)   at December
31, 2003   and the statements of operations,  stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and the period June 25, 1996 (date of inception of subsidiary) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lighten Up Enterprises
International, Inc. and Subsidiary at December 31, 2003   and the statements
of operations, and cash flows for the years ended December 31, 2003 and 2002 and the period June 25, 1996 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.  The Company   will need additional
working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
February 12, 2004                            s\Madsen & Associates, CPA's Inc.

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   (Development Stage Company)
                   CONSOLIDATED BALANCE SHEETS
                          December 31, 2003

==============================================================================

ASSETS
CURRENT ASSETS

     Cash                                                $ 1,537
                                                         -------
          Total Current Assets                           $ 1,537
                                                         =======
LIABILITIES  AND  STOCKHOLDERS'  DEFICIENCY
CURRENT LIABILITIES

    Accounts payable                                     $   850
    Accrued liabilities - related party                   76,450
                                                         -------
         Total Current Liabilities                        77,300
                                                         -------
LONG TERM NOTE PAYABLE and
          ACCRUED INTEREST - related party                27,922
                                                         -------
STOCKHOLDERS'  DEFICIENCY

    Preferred stock
        10,000,000 shares authorized at $.0001 par value;
         no shares issued                                     -
     Common stock
        50,000,000 shares authorized at $.0001 par value;
        25,040,000 shares issued and outstanding           2,504
     Capital in excess of par value                      221,403
      Deficit accumulated during the development stage  (327,592)
                                                        --------
          Total Stockholders' Deficiency                (103,685)
                                                        --------
                                                        $  1,537
                                                        ========

   The accompanying notes are an integral part of these financial statements.

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Years Ended December 31, 2003,  and 2002 and the
   Period June 25, 1996 (date of Inception of subsidiary) to December 31, 2003

==============================================================================

                                      Dec 31,     Dec 31,      Jun 25, 1996 to
                                       2003        2002         Dec  31, 2003
REVENUES - book sales                  $ 14,666    $ 2,053       $ 28,123

COST OF SALES                                 -        661         29,548
                                       --------    -------       --------
   Gross profit (loss)                   14,666      1,392         (1,425)
                                       --------    -------       --------

EXPENSES

     Administrative                      30,909     26,467        153,509
     Marketing                           39,548     39,884        170,236
     Interest                             1,647        775          2,422
                                       --------   --------      ---------
                                         72,104     67,126        326,167
                                       --------   --------      ---------
NET PROFIT (LOSS)                      $(57,438)  $(65,734)     $(327,592)
                                       ========   ========      =========

NET PROFIT (LOSS) PER COMMON
     SHARE

     Basic and diluted                 $      -   $      -
                                       --------   --------
AVERAGE  OUTSTANDING
    SHARES - (stated in 1,000's)

     Basic                               25,040     21,558
                                       --------   --------

The accompanying notes are an integral part of these financial statements.

     LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
 CONSOLIDATED STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (DEFICIENCY)
 For the Period June 25, 1996 (date of inception of subsidiary)
                      to December  31, 2003

==============================================================================
                                                   Capital in
                                  Common Stock     Excess of       Accumulated
                                Shares    Amount   Par Value        Deficit
Balance June 25,  1996                -    $      -   $       -  $        -

Issuance of common shares for
expenses paid by stockholder
    at $.01 - 1996              801,310          80       8,970           -
    at $.01 - 1997            2,502,302         250      28,011           -
    at $.01 - 1999               62,954           7         704           -
Issuance of common shares
for services
    at $.01 - 1997              269,170          27       3,013           -
    at $.01 - 1998            3,297,325         330      36,910           -
    at $.01 - 1999            3,297,325         330      36,910           -
    at $.01 - 2000            3,953,427         395      44,255           -
Net operating loss for the
period June 25, 1996 to
December 31, 2000                     -           -           -    (158,744)
Issuance of common shares
for services
    at $.01 - 2001            3,974,588         397      44,492           -
Net operating loss for the
year ended December 31, 2001          -           -           -     (45,676)
Issuance of common shares
for services
   at $.01 - 2002             1,841,599         185      20,614           -
Issuance of common shares
for acquisition of KHF
Technologies - May 30, 2002   5,040,000         503     (2,476)           -
Net operating loss for the
year ended December 31, 2002          -           -           -     (65,734)
                             ----------     -------    --------   ---------
Balance December 31, 2002    25,040,000       2,504     221,403    (270,154)

Net operating loss for the
year ended December 31, 2003          -           -           -     (57,438)
                             ----------     -------    --------   ---------
Balance December 31, 2003    25,040,000     $ 2,504    $221,403   $(327,592)
                             ==========     =======    ========   =========

  The accompanying notes are an integral part of these financial statements.

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
               CONSOLIDATED STATEMENT OF CASH FLOWS
  For the Years Ended December 31, 2003, and 2002 and the Period
   June 25, 1996 (date  of  Inception of subsidiary) to December 31, 2003

==============================================================================
                                                                 Jun 25, 1996
                                            Dec 31,    Dec 31,     to Dec 31,
                                             2003       2002         2003
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net profit (loss)                       $ (57,438)     $ (65,734) $ (327,592)

  Adjustments to reconcile net loss to
  net cash provided by operating activities

       Changes in accounts payable          53,284         26,438      79,722
       Capital stock issued for expenses         -         20,799     225,880
  Changes in assets and liabilities - net
       of effects from purchase of KHF                     (1,312)     (1,973)
                                         ---------      ---------  ----------
  Net Change in Cash from Operations        (4,154)       (17,836)    (23,963)
                                         ---------      ---------  ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES
                                                 -              -           -
                                         ---------      ---------  ----------
CASH FLOWS FROM FINANCING
 ACTIVITIES

        Proceeds from note payable           4,500         21,000      25,500
                                         ---------      ---------  ----------
 Net Increase (Decrease) in Cash               346          1,191       1,537

 Cash at Beginning of Period                 1,191              -           -
                                         ---------      ---------  ----------
 Cash at End of Period                   $   1,537      $   1,191  $    1,537
                                         =========      =========  ==========

The accompanying notes are an integral part of these financial statements

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2003

==============================================================================

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

On May 30, 2002 KHF acquired all of the member interests of Lighten Up Enterprises LLC (LE) in which the members of LE received 20,000,000 shares of KHF, representing 80% of the outstanding stock of KHF. The acquisition was treated as an acquisition of the Company by LE (reverse acquisition) with a recapitalization of LE. The 20,000,000 shares issued have been restated to reflect the common shares issued in the reorganization as if they had been issued on the dates capital was contributed to LE and accordingly the 5,040,000 common shares outstanding in KHF on the date of the acquisition were accounted for as having been issued on May 30, 2002 in exchange for the assets and liabilites of LE. The transaction was recorded as a purchase with no good will.

For reporting purposes the statement of operations includes the historical operations of LE from inception and excludes the operations of the Company prior to May 30, 2002.

Lighten Up Enterprises LLC was organized in the state of Utah on June 6, 1996 and is in the business of developing, publishing, marketing, and selling a cook book of recipes. Its only asset consists of the copyright interests in a published book "Lighen Up:The Art of Low Fat Gourmet Cooking" writen by Ms. Ross. The Company is in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Principles of Consolidation

The consolidated financial statements include the assets and liabilities of the Company and its wholly owned subsidiary, Lighten Up Enterprises LLC (LE). The statement of operations includes the historical operations of the subsidiary from its inception and operations of the Company from May 30, 2002. All intercompany transactions have been eliminated

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)
                        December 31, 2003

==============================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On December 31, 2003, the Company had a net operating loss available for carry forward of $58,327. The tax benefit of approximately $17,500 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful. The loss carryforward expires beginning in the years 2022 through 2023.

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

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)
                        December 31, 2003

==============================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Advertising and Market Development

The company  expenses advertising and market development costs as incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  LONG TERM NOTE PAYABLE - OFFICER

The Company has a 7%, unsecured, note payable due to an officer of $27,904, including accrued interest, due on May 30, 2006.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-director's have acquired 89% of the outstanding common shares of the Company.
An officer-director has made 7% interest bearing loans to the Company outlined in note 3.
The Company has accrued an account payable of $76,450 to an officer for services rendered, $53,937 for the current year, and $22,513 for the prior year.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE.
We have changed auditors but we have not had any disagreements with accountants on accounting or on financial disclosure. Our current auditors, based on the last Form 8-K that we filed, are Madsen & Associates, Certified Public Accountants, 684 East Vine Street, Suite 3, Murray Utah 84107, phone number 801-268-2632, fax no. 801-262-3978.

                            Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS. Under the Company's Articles and Bylaws, the directors are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualify. Interim replacements for vacancies on the Board of Directors are appointed by the remaining, incumbent directors. As stated elsewhere herein, our Board of Directors is currently composed of two
(2) members. No director that was appointed or elected during any of the past five fiscal years has declined to serve, and none has been found unable or unfit to serve.

EXECUTIVE OFFICERS. Our officers hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors. Our Bylaws specify that its officers shall be a president, one or more vice presidents, a secretary and a treasurer. Interim replacements for officers that have resigned or been terminated are appointed by the Board of Directors. The following sets forth pertinent information about each of Lighten Up's directors and executive officers:

Executive Officers and Directors

The current directors and officers of Lighten Up are as follows:

Name                        Age       Position
------------------        -------     -----------------------------------
Gary C. Lewis               55        President, Chief Executive Officer,
                                      Director (Chairman of the Board)

Mary E. Ross                43        Secretary/Treasurer and Director

The Company does not currently have a vice president or any other officer or director.

GARY C. LEWIS, Director and President. Mr. Lewis has more than 15 years of experience in the organization of public and private corporations. In addition to his duties as president and chairman of the board of Lighten Up, he is and has been over the last five years a director and the managing consultant of HER Consulting Company, Inc., a Utah-based company specializing in assisting start- up companies with their initial organization, funding and direction. During the last three years, Mr. Lewis has also owned and operated his own light commercial and new home building construction business called PC Construction, Inc., a Utah corporation. This company also does remodeling. In early 1999, Mr. Lewis founded and has since that time acted as Managing Trustee of The Children and the Earth, Inc., a 501(c)(3) nonprofit charity dedicated to helping at risk and underprivileged children. Between 1983 and 1987, Mr. Lewis served on the board of directors and as president of a publicly held oil and gas exploration company known as Arabic Oil, a Utah corporation. This company later went into the medical business and became known as Omega Technologies, Inc. Mr. Lewis's past experience also includes many years of management and marketing experience for companies in the minerals exploration, high tech development, residential and commercial construction, and steel fabrication fields. Mr. Lewis received an A.A. or Associates degree in 1970 from Weber State College located in Ogden, Utah.

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

Board Meetings and Committees

Pursuant to Nevada law, the Board of Directors conducted all of its business and approved all corporate action during fiscal 2003 by the unanimous consent of all its members, in the absence of formal board meetings. Action taken by the Board has generally been implemented by written consent. The Board of Directors has established no committees.

As set forth in Our Amended and Restated Articles of Incorporation and its Bylaws, all directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board of directors and any committee of the board of directors. Due to our current lack of capital and capital resources, the current directors and any future director will likely defer his or her expenses and any compensation until such time as we can raise the funds sufficient to carry out the initial stages of its business plan. As further set forth in our Articles and Bylaws, officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of the issuer's common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD. These persons are also required to furnish us with copies of all Section 16(a) forms they file. These requirements commenced upon the effective date of our Form 10-SB/A. Therefore, as of the date of thisAnnual Report on Form 10-KSB, these persons have been subject to the requirements of Section 16(a). Lighten Up has informed these persons of their obligations under Section 16(a). Further, we have set up a procedure whereby periodically we will (i) notify these persons of their Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons furnish to us; (iii) request written representations from them that no other transactions were required; and (iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during the fiscal year 2002. Neither Mr. Lewis nor Ms. Ross have filed any Form 4's in 2003 because neither disposed of or acquired any shares that would have rendered their last Form 3's or Form 4's either stale or inaccurate.

We do not have a "financial expert" on our audit committee as of the date of this report. We are currently in the process of interviewing and deciding who would be the best candidate for this position.

CODE OF ETHICS

We have adopted a Code of Ethics which is attached to this report as Exhibit
14.  See Item 13.

ITEM 10. EXECUTIVE COMPENSATION

Because there is no compensation to disclose under this Item, we have not prepared a Summary Compensation Table as would otherwise be required.

We have not adopted a bonus, stock option, profit sharing, or deferred compensation plan of any sort for the benefit of its employees, officers or directors. This, however, does not mean that it will not do so in the future. Further, we have not entered into an employment agreement of any kind with any of its directors or officers or any other persons and no such agreements are anticipated in the immediate future.

Absence of Management Employment Agreements and Compensation

Lighten Up does not pay any of its officers any salary. Lighten Up does not provide any other benefits to its officers. We do not have any written agreements with any of our officers and directors. Each of the officers and directors may engage in other businesses, either individually or through partnerships or corporations in which they have an interest, hold an office or serve on boards of directors of other companies or entities. All of the officers and directors have other business interests to which they devote their time. Because Mr. Lewis and Ms. Ross both have full-time jobs, they will probably devote no more than between 1% and 10% of their time to us and our affairs.

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

Absence of Keyman Life Insurance

Lighten Up does not own life insurance covering the death of any officer, director or key employee, particularly Ms. Ross. Based on our lack of capital and the existence of other, capital-driven priorities, we have not spent the money necessary to obtain any key man life insurance at this time.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, to the best of our knowledge, as of the date of this document, with respect each person known to be the owner of more than 5% of common capital stock of the Company, each director and officer, and all executive officers and directors of us as a group. As of the date of this document there are 25,040,000 shares issued and outstanding.

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

(1) Ms. Ross is the secretary/treasurer and a director of the Company. She was elected to the board of the Company pursuant to a written consent of a majority of the shareholders undertaken on June 3, 2002, and which was the result of the May 30, 2002 Acquisition Agreement.

(2) This figure represents the 20,000,000 "restricted" shares acquired by virtue of the May 30, 2002, Acquisition Agreement whereby the Company acquired 100% of Mary Ross's interest in and to Lighten Up Enterprises, LLC, a Utah limited liability company. As a result of this Agreement, the Company owns and controls 100% of the LLC.

(3) Mr. Lewis is the president of the Company and the chairman of the board of directors. He was re-elected a director pursuant to the written consent to shareholder action taken on June 3, 2002. Though nothing has been decided in this regard, Mr. Lewis may acquire, in the future, additional stock pursuant to an employee compensation plan to possibly be adopted by us in the future. Mr. Lewis has loaned us several thousand dollars and he and Ms. Ross have together agreed to advance us the necessary money to remain in good standing in our reporting obligations for the ensuing 3 years.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than Mr. Lewis's loans to us as disclosed elsewhere herein, there have been no other transactions between us and the directors or officers or any member of any such person's immediate family.

Like any other corporate officer or director, each director and officer is subject to the doctrine of usurpation of corporate opportunities only insofar as it applies to business opportunities in which we have indicated an interest, either through our proposed business plan or by way of an express statement of interest contained in our minutes. If any directors or officers are presented in the future with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to us. In the event that the Board rejects an opportunity so presented, and only in that event, can one of the Company's officers and directors avail themselves or himself of such opportunity. In spite of these eventualities, every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful. Being a Nevada corporation, we are legally obligated to comply with, among other provisions of Nevada law, NRS 78.140 titled "Restrictions on transactions involving interested directors or officers; compensation of directors."

The officers and directors of the Company are engaged in other businesses, either individually or through business entities in which they may have an interest, hold an office or serve on the boards of directors. The directors and officers of the Company also have other business interests to which they devote a major or significant portion of their time. Certain conflicts of interest, therefore, may arise between us and our directors and officers. Company management believes, however, that these conflicts can be resolved through the exercise by these individuals of reasonable judgment consistent with their respective fiduciary duties to the Company. The officers and directors of the Company intend to resolve such conflicts in the best interests of the Company.

We have not been a party to any transaction, or proposed transaction, in which any director, executive officer, or principal shareholder had or will have a direct or indirect material interest, where: (1) the amount involved in the transaction or series of similar transactions exceeds $60,000; or (2) the person's interest arises solely from the ownership of the Company's securities, and the person receives no extra or special benefit not shared equally (pro rata) by all holders of the same class of securities.

The Board of Directors has not adopted or approved any policy regarding future transactions with related third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

We filed a Current Report on Form 8-K's during the fiscal year to report a change of auditors. Recently, we filed another Current Report on Form 8-K announcing a second change of our auditors. Our current auditors are Madsen & Associates, Certified Public Accountants, 684 East Vine Street, Suite 3, Murray Utah 84107, phone number 801-268-2632, fax no. 801-262-3978.

Exhibit No.                      Exhibit
-----------           ------------------------------------
14                    Code of Ethics

31                    302 Certification of Gary C. Lewis

32.1                  906 Certification of Gary C. Lewis

32.2                  906 Certification of Mary E. Ross

ITEM 14. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer/Treasurer has evaluated our disclosure controls and procedures within 90 days prior to the date of this report, and has concluded that these controls and procedures are effective.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

Aggregate fees for professional services rendered for the Company by Madsen & Associates, LLC for the years ended December 31, 2003 and 2002 are set forth below. The aggregate fees included in the Audit category are fees billed for the year end audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the calendar years.

                                    YEAR 2003          YEAR 2002

          AUDIT FEES                    $ 3,985.00         $ 14,898.70
          AUDIT-RELATED FEES         2,496.00              2,000.00
          TAX FEES                     200.00              100.00
          ALL OTHER FEES                         -                   -
                                          ----------         -----------
               TOTAL                   $ 6,681.00         $ 16,998.70

Audit fees for the years ended December 31, 2003 and 2002 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in the Quarterly Reports on Form 10-QSB, consents and other assistance required to complete the year end audit of the consolidated financial statements.

Audit-Related Fees as of the years ended December 31, 2003 and 2002 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2003 and 2002 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2003 and 2002.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c) (7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

                           SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, LIGHTEN UP ENTERPRISES INTERNATIONAL, INC., Inc., has duly caused this amended Annual Report on Form 10-KSB for its fiscal year ended December 31, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

       LIGHTEN UP ENTERPRISES INTERNATIONAL, INC., Issuer

Dated: 3/03, 2004             By:   /s/ Gary C. Lewis
                              -----------------------------------------------
                              Gary C. Lewis, Chairman of the Board, President,
                              Chief Executive Officer (CEO), Chief or
                              Principal Financial Officer (CFO), and Principal
                              Accounting Officer

Dated: 3/3, 2004              By:   /s/ Mary E. Ross
                              -----------------------------------------------
                              Mary E. Ross, Secretary/Treasurer and Director