Form 10QSB
period 2004-06-30
LIGHTEN UP ENTERPRISES INTERNATIONAL INC
filed 2004-08-13
CIK 1203957

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-QSB

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

               For the first quarter ended June 30, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

       For the transition period from ___________ to ___________

                    Commission File Number: 000-50073

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


     Class                              Outstanding as of August 11, 2004
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

                     PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.


    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
                   CONSOLIDATED BALANCE SHEETS
                  June 30, 2004 and December 31, 2003



                                            Jun 30,      Dec 31,
                                             2004          2003
ASSETS
CURRENT ASSETS

     Cash                                    $  1,357       $ 1,537
                                             --------       -------
          Total Current Assets               $  1,357       $ 1,537
                                             ========       =======


LIABILITIES  AND  STOCKHOLDERS'  DEFICIENCY
CURRENT LIABILITIES

     Accounts payable                        $      -       $   850
     Accrued liabilities - related party      103,416        76,450
                                             --------       -------
         Total Current Liabilities            103,416        77,300
                                             --------       -------
LONG TERM NOTE PAYABLE and
          ACCRUED INTEREST - related party     33,849        27,922
                                             --------       -------

STOCKHOLDERS'  DEFICIENCY

     Preferred stock
        10,000,000 shares authorized at
        $.0001 par value; no shares issued          -             -
     Common stock
        50,000,000 shares authorized at
        $.0001 par value; 25,040,000
        shares issued and outstanding           2,504         2,504
     Capital in excess of par value           221,403       221,403
     Deficit accumulated during the
        development stage                    (359,815)     (327,592)
                                            ---------     ---------
          Total Stockholders' Deficiency     (135,908)     (103,685)
                                            ---------     ---------
                                            $   1,357     $   1,537
                                            =========     =========

The accompanying notes are an integral part of these financial statements.

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three and Six Months Ended June 30, 2004, and 2003 and the
   Period June 25, 1996 (date of inception of subsidiary) to June 30, 2004

                          Jun 30,  Jun 30, Jun 30,    Jun 30, Jun 25, 1996 to
                           2003     2002    2003        2002   Jun  30, 2003
REVENUES - book sales       $ 3,361  $ 7,975 $  3,974  $12,966  $    32,097

COST OF SALES                     -        -        -        -       29,548
                            -------  ------- --------  -------  -----------
    Gross profit (loss)       3,361    7,975    3,974   12,966        2,549

EXPENSES

    Administrative            4,474    5,019   15,496   10,518      169,005
    Marketing                 9,887    1,200   19,774    1,200      190,010
    Interest                    481      411      927      807        3,349
                           --------  -------  -------  -------  -----------
                             14,842    6,630   36,197   12,525      362,364
                           --------  -------  -------  -------  -----------

NET PROFIT (LOSS)          $(11,481) $ 1,345 $(32,223)$    411  $  (359,815)
                           ========  ======= ======== ========  ===========

NET PROFIT (LOSS) PER
COMMON SHARE

     Basic and diluted     $      -  $     - $      - $      -
                           --------  ------- -------- --------

AVERAGE  OUTSTANDING
SHARES - (stated in 1,000's)

     Basic                   25,040   25,040   25,040   25,040
                           --------  ------- -------- --------

The accompanying notes are an integral part of these financial statements.

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
               CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2004, and 2003 and the Period
   June 25, 1996 (date  of inception of subsidiary) to June 30, 2004

                                                               Jun 25, 1996
                                             Jun 30,   Jun 30,   to Jun 30,
                                              2004      2003       2004
CASH FLOWS FROM OPERATING ACTIVITIES

 Net profit (loss)                          $ (32,223) $    441  $ (359,815)

  Adjustments to reconcile net loss to net cash provided by operating activities

     Changes in accounts and note payable      27,043     3,594     106,765
     Capital stock issued for expenses              -         -     225,880
     Changes in assets and liabilities - net
       of effects from purchase of KHF              -         -      (1,973)
                                            ---------  --------  ----------
     Net Change in Cash from Operations        (5,180)    4,035     (29,143)
                                            ---------  --------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                    -         -           -
                                            ---------  --------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from note payable              5,000     2,500      30,500
                                            ---------  --------  ----------
Net Increase (Decrease) in Cash                  (180)    6,535       1,357

Cash at Beginning of Period                     1,537     1,191           -
                                            ---------  --------  ----------
Cash at End of Period                       $   1,357  $  7,726  $    1,357
                                            =========  ========  ==========

The accompanying notes are an integral part of these financial statements

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2004

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

Principles of Consolidation

The consolidated financial statements include the assets and liabilities of the Company and its wholly owned subsidiary, Lighten Up Enterprises LLC (LE). The statement of operations includes the historical operations of the subsidiary from its inception and operations of the Company from May 30, 2002. All intercompany transactions have been eliminated

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)
                          June 30, 2004



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On June 30, 2004, the Company had a net operating loss available for carry forward of $90,550. The tax benefit of approximately $27,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful. The loss carryforward expires beginning in the years 2022 through 2025.

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

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)
                          June 30, 2004



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

3.  LONG TERM NOTE PAYABLE - OFFICER

The Company has a 7%, unsecured, note payable due to an officer of $33,849, including accrued interest, due on May 30, 2006.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-director's have acquired 89% of the outstanding common shares of the Company.

An officer-director has made 7% interest bearing loans to the Company outlined in note 3.

The Company has accrued an account payable of $103,416 to an officer for services rendered, $13,483 for the current quarter, and $26,966 for the year to date.

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

Book sales, since the date we acquired Mary Ross's membership interest in the LLC and have sought to commercialize our low fat gourmet cookbook property, including sales by the LLC prior to the acquisition, have been $32,097. During the twelve months ended December 31, 2003 and December 31, 2002, book sales were $14,666 and $2,053, respectively. For our second quarter ended June 30, 2004 books sales were $3,261 compared with book sales of $7,975 during our second quarter of the previous fiscal year ended June 30, 2003. This quarterly performance is a decrease in sales compared to the same period of the previous year. We have no explanation for this reduction in sales compared to the same quarter of the previous year. Having said this, our sales for fiscal 2003 were a significant increase over sales in fiscal 2002.

Book sales, to date, have been made primarily through retail distributors and do NOT include promotional copies of our cookbook given to distributors and others. Historically, book sales have also resulted from conferences, speaking engagements and seminars attended by, or featuring, Mary Ross. Book sales increased during fiscal 2003 because, among other reasons, our shopping cart on our web site became operational. Reference is made to www.lowfatgourmet.com. Unfortunately, book sales were slower than expected during the first and second quarters of 2004. We have no definitive explanation for this and attribute it primarily to the fact that we believe our retail distributors have not been aggressive enough in promoting and featuring our book. Accordingly, we believe that we need to look for and engage additional and new retail book distributors. Sales for this quarter decreased compared to sales for the same quarter of last year regardless of Ms. Ross's continued exposure on her weekly television show in which her cookbook and low fat gourmet recipes are featured and demonstrated. Again, we have no explanation for this decrease. Ms. Ross's efforts also account for the advertising expenses accrued by us and due Ms. Ross.

Liquidity and Capital Requirements

During the second quarter ended June 30, 2004, we incurred, and are continuing to incur, accounting and legal fees and costs in connection with maintaining our status as a "reporting company." We had a net loss for the quarter ended June 30, 2004 of $11,481. Funding of these and other expenses have been from sales and an increase in accounts payable of $6,666. During the second quarter, on April 2, 2004, our president loaned us an additional $5,000.
These additional funds bear interest at 7% as with all funds advanced to date by such officer. Our working capital deficiency as of June 30, 2004, was $135,908. As of the same date, we had $1,357 in our checking account.

The costs involved carrying out our business plan over the next 12 months are as follows: Accounting and auditing fees and expenses are estimated to be between $6,500 and $8,500. Legal fees are estimated to be in the neighborhood of $3,000 over the next 12 months. Legal fees are involved in the preparation and filing of this Quarterly Report on Form 10-QSB and compliance with our continued reporting obligations. Legal costs and fees do not include the added cost of EDGARizing documents and filing them on EDGAR. The cost of maintaining our website and its web site "shopping cart" is approximately $1,000 per year. We have considered spending money on direct advertising but so far, we have lacked the cash or other capital to do so. As of the end of the quarter, we had accrued, for the quarter, a total of $13,783 in advertising expenses and services owed Ms. Ross for the quarter. We intend to try to continue to promote our cookbook property through (1) Ms. Ross and her television show;
(2) our website; (3) possible new or additional retail distributors over the next year; and (4) conferences, seminars and speaking engagements attended by, or featuring, Mary Ross. As a result, we do not believe, at this time, that we will likely need any additional outside funding from non-officers and non-directors over the next twelve months.

With respect to advertising, we accrue a reimbursement expense to Ms. Ross, which we hope to be able to pay her someday. As of June 30, 2004, and since our inception as a cookbook promotion and publishing company some-2 years ago, we have accrued a total of $103,416 in advertising expenses owed Ms. Ross.

We will be able to satisfy our cash requirements for not only the next twelve months but at least for the next two (2) years in that our officers and directors intend to advance whatever funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations.

We currently have no sources of financing, including bank or private lending sources, or equity capital sources. To implement our business plan and fully commercialize our low fat cookbook property, we will eventually need substantial additional funding. Because these requirements are in the more distant future, management is in the process of developing specific methods and plans of financing. We are also in the process of attempting to contact persons and entities that might be interested in providing our required financing. Management expects that it will use equity, debt and other arrangements such as joint ventures or possible partnerships to fund these stages of our business plan to the extent such is or may be necessary. At the same time, we also cannot assure anyone that we will be able to develop any sources of financing in the future. Further, we are unable to guarantee that after a period of two years from the date of this quarterly report, that individual members of management will continue to loan or advance us sufficient money necessary to satisfy our cash requirements and otherwise keep us current in our 1934 Exchange Act reporting obligations.

Plan of Operation

During the next twelve (12) months, we will continue to actively pursue enhancing sales of our cookbook property and also, we will seek out the capital necessary to further implement phase one of our business plan, namely, the commercialization of our cookbook property through the marketing of books, videos, CD ROMs, possible DVD's, and a second edition or revised and updated low fat gourmet cookbook. At present, we have neither explored nor test marketed Ms. Ross's book on videos, CD ROMs or DVD's as we have lacked the capital resources to do so. We plan to look harder at these options going into the latter part of 2004.

As stated in the "Description of Business" section of our last Annual Report on Form 10-KSB, our second phase plan of operation, assuming that the first phase is ultimately successful, will be to develop and market a signature line or brand name line of low fat gourmet foods in direct competition with frozen food grocery store products. We have no capital or other funding with which to explore the implementation of any such plan at this time and no current source of financing with which to do so. Management intends to hold expenses to a minimum and to obtain expert and other services on a contingency basis when we can afford them. Our directors and officers intend to defer any compensation that might be due or owed them until such time as capital can be raised. If we engage outside advisors or consultants in our search for capital and other business opportunities, we will then make a determination as to how such persons will be compensated. We have NOT made any arrangements or definitive agreements as yet to use outside advisors or consultants or to raise any additional capital. So far, our efforts have been concentrated on increasing sales of our cookbook property.

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

      LIGHTEN UP ENTERPRISES INTERNATIONAL, INC., Issuer




/s/ Gary C. Lewis
---------------------------------
By:     Gary C. Lewis
Its:    President and Chairman of the Board
Dated:  August 11, 2004