Form 10QSB
period 2004-09-30
LIGHTEN UP ENTERPRISES INTERNATIONAL INC
filed 2004-11-09
CIK 1203957

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                          FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

        For the third quarter ended September 30, 2004

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


     Class                              Outstanding as of November 5, 2004
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

                PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.


    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
                   CONSOLIDATED BALANCE SHEETS
                September 30, 2004 and December 31, 2003



                                            Sept 30,      Dec 31,
                                             2004          2003
ASSETS
CURRENT ASSETS

     Cash                                    $     34       $ 1,537
                                             --------       -------
          Total Current Assets               $     34       $ 1,537
                                             ========       =======


LIABILITIES  AND  STOCKHOLDERS'  DEFICIENCY
CURRENT LIABILITIES

     Accounts payable                        $  1,015       $   850
     Accrued liabilities - related party      116,899        76,450
                                             --------       -------
         Total Current Liabilities            117,914        77,300
                                             --------       -------
LONG TERM NOTE PAYABLE and
          ACCRUED INTEREST - related party     38,183        27,922
                                             --------       -------

STOCKHOLDERS'  DEFICIENCY

     Preferred stock
        10,000,000 shares authorized at
        $.0001 par value; no shares issued          -             -
     Common stock
        50,000,000 shares authorized at
        $.0001 par value; 25,040,000
        shares issued and outstanding           2,504         2,504
     Capital in excess of par value           221,403       221,403
     Deficit accumulated during the
        development stage                    (379,970)     (327,592)
                                            ---------     ---------
          Total Stockholders' Deficiency     (156,063)     (103,685)
                                            ---------     ---------
                                            $      34     $   1,537
                                            =========     =========

The accompanying notes are an integral part of these financial statements.

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   (Development Stage Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three and Nine Months Ended September 30, 2004, and 2003 and the
 Period June 25, 1996 (date of inception of subsidiary) to September 30, 2004

                           Three Months       Nine Months
                         Sept 30,  Sept 30, Sept 30,  Sept 30, Jun 25, 1996 to
                           2004     2003    2004        2003   Sept 30, 2004
REVENUES - book sales       $    74  $   932 $  4,048  $13,898  $    32,171

COST OF SALES                     -        -        -        -       29,548
                            -------  ------- --------  -------  -----------
    Gross profit (loss)          74      932    4,048   13,898        2,623

EXPENSES

    Administrative            9,808    5,813   25,304   24,728      178,813
    Marketing                 9,887    9,887   29,661   29,661      199,897
    Interest                    534      411    1,461    1,218        3,883
                           --------  -------  -------  -------  -----------
                             20,229   16,111   56,426   55,607      382,593
                           --------  -------  -------  -------  -----------

NET PROFIT (LOSS)          $(20,155)$(15,179)$(52,378)$(41,709) $  (379,970)
                           ========  ======= ======== ========  ===========

NET PROFIT (LOSS) PER
COMMON SHARE

     Basic and diluted     $      -  $     - $      - $      -
                           --------  ------- -------- --------

AVERAGE  OUTSTANDING
SHARES - (stated in 1,000's)

     Basic                   25,040   25,040   25,040   25,040
                           --------  ------- -------- --------

The accompanying notes are an integral part of these financial statements.

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
               CONSOLIDATED STATEMENT OF CASH FLOWS
  For the Nine Months Ended September 30, 2004, and 2003 and the Period
   June 25, 1996 (date  of inception of subsidiary) to September 30, 2004

                                                               Jun 25, 1996
                                            Sept 30,  Sept 30,   to Sept 30,
                                              2004      2003       2004
CASH FLOWS FROM OPERATING ACTIVITIES

 Net profit (loss)                          $ (52,378) $(41,709) $ (379,970)

  Adjustments to reconcile net loss to net cash provided by operating activities

     Changes in accounts and note payable      42,075    38,522     121,797
     Capital stock issued for expenses              -         -     225,880
     Changes in assets and liabilities - net
       of effects from purchase of KHF              -         -      (1,973)
                                            ---------  --------  ----------
     Net Change in Cash from Operations       (10,303)   (3,187)    (34,266)
                                            ---------  --------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                    -         -           -
                                            ---------  --------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from note payable              8,800     2,500      34,300
                                            ---------  --------  ----------
Net Increase (Decrease) in Cash                (1,503)     (687)         34

Cash at Beginning of Period                     1,537     1,191           -
                                            ---------  --------  ----------
Cash at End of Period                       $      34  $    504  $       34
                                            =========  ========  ==========

The accompanying notes are an integral part of these financial statements

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2004

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

Lighten Up Enterprises LLC was organized in the state of Utah on June 6, 1996 and is in the business of developing, publishing, marketing, and selling a cook book of recipes. Its only asset consists of the copyright interests in a published book "Lighen Up: The Art of Low Fat Gourmet Cooking" written by Ms. Ross. The Company is in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Principles of Consolidation

The consolidated financial statements include the assets and liabilities of the Company and its wholly owned subsidiary, Lighten Up Enterprises LLC (LE). The statement of operations includes the historical operations of the subsidiary from its inception and operations of the Company from May 30, 2002. All intercompany transactions have been eliminated

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)
                        September 30, 2004



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

On September 30, 2004, the Company had a net operating loss available for carry forward of $110,705. The tax benefit of approximately $33,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful. The loss carryforward expires beginning in the years 2022 through 2025.

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

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts and
notes payable,   are considered by management to be their estimated fair
values due their short term maturities.

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

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)
                        September 30, 2004



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

3.  LONG TERM NOTE PAYABLE - OFFICER

The Company has a 7%, unsecured, note payable due to an officer of $38,183, including accrued interest, due on May 30, 2006.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-director's have acquired 89% of the outstanding common shares of the Company.

An officer-director has made 7% interest bearing loans to the Company outlined in note 3.

The Company has accrued an account payable of $116,899 to an officer for services rendered, $13,483 for the current quarter, and $40,449 for the year to date.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Two and a half years ago, in May 2002, Lighten Up (hereinafter referred to as "we", "us", or "the Company") acquired Mary Ross's 100% membership interest in Lighten Up Enterprises, LLC, a Utah limited liability company ("LLC"). This resulted in making the LLC a wholly owned subsidiary the Company. The LLC's primary property is Mary Ross's first edition low fat gourmet cookbook available for sale on our website, www.lowfatgourmet.com.

Book sales, since the date we acquired Mary Ross's membership interest in the LLC and have sought to commercialize our low fat gourmet cookbook property, including sales by the LLC prior to the acquisition, have totaled $32,171. During the twelve months ended December 31, 2003 and December 31, 2002, book sales were $14,666 and $2,053, respectively. For our third quarter ended September 30, 2004, we regret to report that we only had book sale revenue of $74 compared with book sales of $932 during our third quarter of the previous fiscal year ended December 31, 2003. This quarterly performance is very disappointing and is a substantial decrease in sales compared to the same period of the previous year. The reason we only sold so few books during the quarter is that our website was inoperable throughout most or much of the third quarter. This is because our webmaster moved to California, we unfortunately got in a dispute with him, and he refused to release the codes so that we could get the website up and going. The dispute was eventually resolved without litigation and our website is currently up and running, including our "shopping cart."

Book sales, to date, have been made primarily through retail distributors and do NOT include promotional copies of our cookbook given to distributors and others. Historically, book sales have also resulted from conferences, speaking engagements and seminars attended by, or featuring, Mary Ross. Book sales have substantially decreased so far during fiscal 2004 because, among other reasons, our shopping cart on our web site was not operational during the third quarter for the reasons explained in the previous paragraph. However, it is now up and going. Reference is made to our website: www.lowfatgourmet.com. Unfortunately, book sales were also slower than expected during the first and second quarters of 2004. We have no definitive explanation for this and attribute it primarily to the fact that we believe our retail distributors have not been aggressive enough in promoting and featuring our book. Accordingly, we believe that we need to look for and engage additional and new retail book distributors. As stated above, sales for this quarter substantially decreased compared to sales for the same quarter of last year due to our website problem and in spite of Ms. Ross's continued exposure on her weekly television show in which her cookbook and low fat gourmet recipes are featured and demonstrated. Ms. Ross's efforts also account for the advertising expenses accrued by us and due Ms. Ross. Our total sales for the nine months ended September 30, 2003 were $13,898 and for the nine months ended September 30, 2004, such sales were $4,048. Comparing the quarters to one another, this is a decrease of slightly less than $10,000. See Item 1 of Part I above.

Because book sales so far during this fiscal year have been disappointing and have NOT progressed as desired, the Company determined to do something about it. Accordingly, during the quarter, we entered into a consulting agreement with Carol Shreeve Publishing Service located in Ogden, Utah, to assist us in our attempt to increase sales and to publish and distribute another to-be-written book on nutrition. Ms. Shreeve has also been hired to review our existing cookbook property and consider the pros and cons of reprinting the same in a different format and printing style, all with a view to increasing sales. Ms. Shreeve, the owner of Carol Shreeve Publishing Service, has extensive experience in the publishing business. On September 7, 2004, we issued a Press Release detailing our arrangement with Ms. Shreeve, a Press Release which explains her background and experience in the publishing business. A copy of this Press Release is attached to this quarterly report as an exhibit. Though no assurances can be made in this regard, we are hopeful that Ms. Shreeve can help us turn our current sales situation around or otherwise help us develop a new cookbook or other property which can someday make us profitable.

Liquidity and Capital Requirements

During the third quarter ended September 30, 2004, we incurred, and are continuing to incur, accounting and legal fees and costs in connection with maintaining our status as a "reporting company." We had a net loss for the
quarter ended September 30, 2004 of $20,155.   For the nine months ended
September 30, 2004, our total loss was $52,378. Funding of these and other expenses have been from sales and an increase in accounts payable of $42,075. During the quarter, specifically, on September 13, 2004, our president loaned us an additional $3,800. These additional funds also bear interest at 7% as with all funds advanced to date by such officer. Our working capital deficiency as of September 30, 2004, was $117,880. To date, our president has advanced us a total of $38,183. See Note 3 to our financial statements. As of September 30, 2004, we had $34 in cash in our checking account.

The costs involved carrying out our business plan over the next 12 months are as follows: Accounting and auditing fees and expenses are estimated to be approximately $6,000. Legal fees are estimated to be in the neighborhood of $3,000 over the next 12 months. Legal fees are involved in the preparation and filing of this Quarterly Report on Form 10-QSB and compliance with our continued reporting obligations. Legal costs and fees do not include the added cost of EDGARizing documents and filing them on EDGAR. The cost of maintaining our website and its web site "shopping cart" is approximately $1,000 per year. We have considered spending money on direct advertising but so far, we have lacked the cash or other capital to do so. As of the end of the quarter, we had accrued, for the quarter, a total of $13,483 in advertising and marketing expenses and services owed Ms. Ross for the quarter. We intend to try to continue to promote our cookbook property through (1) Ms. Ross and her television show; (2) our website; (3) possible new or additional retail distributors over the next year; (4) conferences, seminars and speaking engagements attended by, or featuring, Mary Ross; and (5) by carrying out or implementing advice given us by Carol Shreeve Publishing. As a result and even though our sales have been disappointing, we do not believe, at this time, that we will likely need, in order to maintain our "reporting status," any additional outside funding from non-officers and non-directors over the next eighteen (18) months.

With respect to advertising, we accrue a reimbursement expense to Ms. Ross, which we hope to be able to pay her someday. As of September 30, 2004, and since our inception as a cookbook promotion and publishing company some-2 1/2 years ago, we have accrued a total of $116,899 in advertising and marketing expenses and services owed Ms. Ross. See Note 4 to our financial statements.

We will be able to satisfy our cash requirements for not only the next twelve
(12) months but at least for the next eighteen (18) months in that our officers and directors intend to advance whatever funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations.

We currently have no sources of financing, including bank or private lending sources, or equity capital sources. To implement our business plan and fully commercialize our low fat cookbook property, particularly in the event that Carol Shreeve advises us to take steps to re-print an updated and new formatted version of our cookbook property, we will need substantial additional funding. Because these requirements are in the near future, management remains dedicated to the process of developing specific methods and plans of financing. We are also in the process of attempting to contact persons and entities that might be interested in providing our required financing. Management expects that it will use equity, debt and other arrangements such as joint ventures or possible partnerships to fund these stages of our business plan to the extent such is or may be necessary. At the same time, we also cannot assure anyone that we will be able to develop any sources of financing in the future. Further, we are unable to guarantee that after a period of eighteen months from the date of this quarterly report, that individual members of management will continue to loan or advance us sufficient money necessary to satisfy our cash requirements and otherwise keep us current in our 1934 Exchange Act reporting obligations. In the event that sales do NOT increase in the near term and it becomes more and more difficult to continue as a going concern, we will have no choice but to look at other business strategies for our Company, whatever they might be. These strategies may include investigating business opportunities that do NOT involve the book publishing business in general or low fat food cookbooks business in particular.

Plan of Operation

During the next twelve (12) months, we will work with Carol Shreeve Publishing and continue to actively pursue enhancing sales of our cookbook property and also, we will seek out the capital necessary to further implement phase one of our business plan, namely, the commercialization of our existing cookbook property through the marketing of books, videos, CD ROMs, possible DVD's, and a second edition or revised and updated low fat gourmet cookbook. At present, and based on our recent disappointing sales, we have neither explored nor test marketed Ms. Ross's book on videos, CD ROMs or DVD's as we have lacked the capital resources to do so. To the extent sales increase, if they do, we plan to look harder at these options going into the beginning of 2005.

As stated in the "Description of Business" section of our last Annual Report on Form 10-KSB, our second phase plan of operation was to develop and market a signature line or brand name line of low fat gourmet foods in direct competition with frozen food grocery store products. Based on our lack of sales to date this year, we believe, at this time, that it is unlikely that we will generate the sales and other income necessary to implement such second phase of our business plan. This is not to ignore that we have no capital or other funding with which to explore the implementation of any such plan at this time and no current source of financing with which to do so. Management intends to hold expenses to a minimum and to obtain expert and other services on a contingency basis when we can afford them. Our directors and officers intend to defer any compensation that might be due or owed them until such time as capital can be raised. If we engage outside advisors or consultants in our search for capital and other business opportunities, we will then make a determination as to how such persons will be compensated. We have NOT made any arrangements or definitive agreements as yet to use outside advisors or consultants in order to raise any additional capital. So far, our efforts have been concentrated on increasing sales of our cookbook property.

We do not intend to use or hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants, in addition to Ms. Shreeve, will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve to eighteen months.

Board Meetings

During the quarter, and though our two board members speak on a regular basis, our Board of Directors held at least one formal meeting to discuss how to increase sales of Ms. Ross's book and otherwise resolve the website problem encountered during the quarter, not to mention entering into the consulting agreement with Ms. Shreeve. Mr. Lewis and Ms. Ross, the persons consisting of our Board of Directors, also had numerous telephone conversations between them during the quarter.

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

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None; not applicable.

Item 5. Other information.

None; not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 302 Certification of Gary Lewis

31.2 302 Certification of Mary Ross

32   906 Certification

99   Press Release

(b) Reports on Form 8-K

None. We did issue a press release during the quarter which is attached hereto as Ex. 99.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

      LIGHTEN UP ENTERPRISES INTERNATIONAL, INC., Issuer



          /s/ Gary C. Lewis
          ---------------------------------
          By:     Gary C. Lewis
          Its:    President and Chairman of the Board
          Dated:  November 8, 2004