Form 10KSB
period 2004-12-31
LIGHTEN UP ENTERPRISES INTERNATIONAL INC
filed 2005-02-22
CIK 1203957

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                          FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                             1934
          For the fiscal year ended December 31, 2004

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

     P.O. Box 474
     Roy, Utah                                         84067
     --------------------                              -----
(Address of principal executive offices)             (Zip Code)


                            (801) 942-1381
                            --------------
               (Issuer's telephone number, including area code)


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

     State issuer's revenues for its most recent fiscal year: $4,087.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked process of such common equity, as of a specified date within the past 60 days.

     As of the close of business on December 31, 2004, the Company's fiscal year-end, the aggregate market value of the voting stock held by non-affiliates was approximately $554,400. This calculation is based on a market price of eleven (11) cents per share, a price at which the Company's stock traded during the end of December 2004 and is a date within the last 60 days.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
     Not applicable.

          (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 25,040,000 common capital shares, all of which are issued and outstanding as of the date of this Report.

              DOCUMENTS INCORPORATED BY REFERENCE

     None.

     Transitional Small Business Disclosure Format (Check one: Yes ___; No
_X_.

                NOTICE AND DISCLAIMER REGARDING
                  FORWARD-LOOKING STATEMENTS

Certain matters discussed herein may be forward-looking statements that involve risks and uncertainties. In general, the following risks include but are not limited to, our lack of revenue and sales, our limited operating history, our limited capital and need for additional capital and financing, the relative inexperience of management in operating a publicly held company or a book publishing and marketing company, our ability or inability to promote and commercialize our low fat gourmet cookbook, our dependence upon advertising, marketing and our web site, our future dependence upon outside experts, our ability or inability to attract funding and investment capital, competition from other or similar companies and businesses, nearly all of whom are larger, more sophisticated and better financed, general economic conditions, the fact that sales actually decreased during 2004 compared to 2003 and 2002, and other material risks that are or will be described from time to time in our filings with the Securities and Exchange Commission ("Commission"). This disclosure also purports or attempts to list and describe a number of risk factors that we believe are material to a person investing or considering investing in us.

In light of the myriad risk factors involved with or facing us, not the least of which is lack of revenue, actual results may differ materially or substantially from those projected, implied or suggested. As a result, any forward-looking statements expressed herein are deemed to represent Lighten Up Enterprises International, Inc.'s ("Lighten Up" or "Company" or "Issuer") judgment as of the date of this filing. Lighten Up does NOT express any intent or obligation to update any forward-looking statement because we are unable to give any assurances regarding the likelihood that, or extent to which, any event discussed in any such forward-looking statement contained herein may or may not occur, or that any effect from or outcome of any such forward-looking event may or may not bear materially upon our future business, developments or plans, or our financial condition and results of operations.

                              TABLE OF CONTENTS
                                                                          PAGE

          Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                               PART I

ITEM 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . 12

ITEM 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . 19

ITEM 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 19

ITEM 4.   Submission of Matters to a Vote of Security Holders . . . . . .  19

                              PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters. . . .  20

ITEM 6.   Management's Discussion and Analysis or Plan of Operation. . . . 22

ITEM 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . .  25

ITEM 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure. . . . . . . . . . . . . . . . . . . .  33

ITEM 8A.   Controls and Procedures . . . . . . . . . . . . . . . . . . . . 33

ITEM 8B.   Other Information . . . . . . . . . . . . . . . . . . . . . . . 33

                                   PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act. . . . . . . . 33

ITEM 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .  35

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.  37

ITEM 12.  Certain Relationships and Related Transactions. . . . . . . . .  38

ITEM 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 38

ITEM 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . 39

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40

                         RISK FACTORS
The following risk factors are not listed in any particular order of importance.

Any person investing or considering investing in the securities of Lighten Up Enterprises International, Inc. ("Lighten Up" or "Company" or "Issuer") should consider the following risks. These risks are not the only possible risks. Additional risks may also impair our business and operations. If any one or more of these risks were to occur, our business, results of operations, financial condition, and ability to continue may be significantly impaired or affected. There may also be a concomitant adverse effect on the value of our securities and anyone investing or seeking to invest in our securities may lose part or all of his or her investment.

When this document states that something could or will have a material adverse effect on us, we specifically means that it could or will have one or more of these effects.

To promote and commercialize our cookbook property, we need substantial additional capital. At present, and though sales in 2003 increased over 2002, we have had significantly fewer book sales in 2004. As a result, and because we are currently operating at a loss, we do not have the ability to pay any dividends on our common stock.

Investment in our securities should be considered highly speculative. We have no recent operating history and we are subject to all of the risks inherent in developing a business enterprise.

The reader should carefully consider the following risks and the other information contained in this annual report before making a decision to invest in our common stock, stock which has had little recent trading activity. If and when our stock has trading activity, if and when it ever does, our common stock could nonetheless further decline due to any of the following risks, and an investor could lose all or part of his or her investment. The reader is therefore cautioned to carefully consider and refer to all other information contained in this document, including the financial statements and related notes in Item 7 of Part II of this document. The specific risks described below are risks that management considers to be material at this time.

1. INVESTORS WHO BUY OUR STOCK IN THE MARKET (IF AND WHEN AN ACTIVE MARKET DEVELOPS) MAY SUFFER THE LOSS OF THEIR ENTIRE INVESTMENT IF WE ARE UNSUCCESSFUL. If our future operations are unsuccessful or we cannot raise sufficient capital in the future to continue as a going concern, persons who purchase our securities likely will sustain a severe or principal loss of their investment.

2. GOING CONCERN. In light of our unimpressive sales performance during 2004, substantial doubt exists concerning our ability to continue as a going concern. This doubt is shared by our independent auditors who have also expressed doubt about our ability to continue as a going concern. See Item 7 of Part II below. Our continuation as a going concern is dependent upon substantially increasing book sales and on obtaining additional working capital as necessary to continue to promote our cookbook property and, if sufficient funds become available, to additionally develop, publish, promote and sell a second, combined cookbook/exercise book, the outline for which is already completed. In the event that we obtain funding and long term financing in the future, something to which there can be no assurance, we believe that we will be able to continue as a going concern. Having said this, our principal shareholder, who is also currently our sole officer and director, intends to advance us sufficient funds to continue to fulfill our reporting obligations with the Commission for at least the next year. At the expiration of this period and assuming that we are not self-sustaining at that time, management will be required to make a determination as to how and in what form we intend to continue, if we will. Accordingly, no predictions or other estimates, at this time, can be made beyond the next year.

3. RECENT STATUS AS A NON-REPORTING, NON-TRADED COMPANY. Prior to the end of 2003 when we obtained an OTC Bulletin Board symbol, no trading market had ever existed for our common stock. As a result, the general public is not familiar with us or our business plan. On November 7, 2002, we obligated ourselves as a fully reporting company with our submission and filing of our initial registration statement on Form 10-SB.

The uncertainty that our business will be successful or that an active trading market for our securities will develop must be considered in light of the potential difficulties, complications, problems, expenses and/or delays frequently encountered in connection with any new business, not to mention a business that is struggling and which is, at the same time, deficient of working capital.

4. DEVELOPMENT STAGE COMPANY/LACK OF RECENT OPERATING HISTORY OR RESULTS/EXPENSE OF BEING A REPORTING COMPANY. Because we have not had sufficient revenues to date from book sales, we are in the development stage. Although formed in 1998, we have not engaged in any substantive or profitable activities. Our recent activities have involved restructuring and the May 2002 acquisition of a 100% membership interest in Lighten Up Enterprises, LLC, a Utah limited liability company. Businesses that are starting up or in their initial stages of development present substantial business and financial risks and suffer significant losses from which they may not recover or from which they may be unable to emerge. We will face, and have been facing, all of the challenges of a new business enterprise, including but not limited to, engaging the services of qualified support personnel and consultants, establishing budgets, implementing appropriate financial controls and internal operating policies and procedures, not to mention trying to increase sales and raising capital or obtaining other financing. Because we have no operating history as a low fat gourmet cookbook publishing, promotion, sales and marketing company, there is no history on which to judge our financial condition, the competence of our management, or our ability to implement our business plan.

After our acquisition of Mary Ross's 100% membership interest in Lighten Up Enterprises, LLC, all as explained in further detail below, we engaged in our current business for the first time. Since then, we have proceeded along the lines of doing whatever is necessary to establish ourselves, particularly with the limited resources available to us. Accordingly, we have only a limited operating history for potential investors to consider. Prior to filing a registration statement with the Commission on Form 10-SB, our properties and products have never been owned by a reporting company. As a result, we expect that the obligations of being a reporting company with what assets and properties we have only acquired as recently as in 2002, including our significant public reporting and investor relations obligations, will require significant additional expenditures and place additional demands on management. As part of this process, we plan to implement financial reporting systems and other controls that have not previously been used and as may otherwise be required by the Sarbanes-Oxley Act. Management may need to implement additional systems in order to adequately function as a reporting company with a newly acquired business purpose. Such expenditures could adversely affect our financial condition and results of operations.

5. LACK OF SUFFICIENT CAPITAL TO CONTINUE INDEFINITELY AS A REPORTING COMPANY AND TO MARKET OUR PRODUCTS. The cost of maintaining reporting company status is substantial and the cost of continuing to file all necessary reports with the Commission and obtain the necessary audits and other accountings will continue to drain whatever capital reserves we have. As of December 31, 2004, we had approximately $37 in cash on hand and long-term debt of $41,152. This amount represents debt owed the former president of our Company, an obligation that bears interest at 7% per annum. At the same time, to the extent we lack, or will lack capital resources to continue reporting obligations, we will similarly lack sufficient capital to continue to market our cookbook property or any other property we may acquire or develop in the future.

6. ACCUMULATED NET LOSS; NOMINAL WORKING CAPITAL. We have NOT commenced significant business operations. As a result, we remain in the development stage. As of December 31, 204, we had a working capital deficit of $131,132. Losses are expected to continue into the foreseeable future because 2004 sales were disappointing and our operations continue to be subject to numerous risks and uncertainties that are associated with a development stage company, not to mention one engaged in a highly competitive business such as the cooking-related marketing business or industry.

7. LACK OF REVENUE. We need substantial additional capital because our 2004 book sales have been and remain disappointing. Other than what we have obtained in the last 2 years or longer from a sporadic and limited number of book sales, we lack revenue flow. Currently, we do NOT have royalty interests in any product. At the same time, our cookbook, though copyrighted, has NOT been licensed to any third party for any purpose. There is no assurance that we will obtain any such royalty interests in the future, or that if so, we will actually receive any royalty payments. Recently, we have had discussions with a specific book publisher and have entered into a consulting agreement in that regard, but neither such discussions nor such agreement have resulted, to date, in any publishing or royalty agreements, let alone any revenue.

8. NEED FOR ADDITIONAL CAPITAL AND FINANCING TO IMPLEMENT OUR BUSINESS PLAN. We have no real capital at this time and we need substantial financing to implement and carry out our business plan. We currently have no operating capital. We will require a substantial amount of capital to implement our business plan. While we intend to seek, and have sought, revenue sources on an on-going basis, there can be no assurance that such sources can be found, or that if available, the terms of such financing will be commercially acceptable.

Other than having the present ability to continue to market our cookbook property through our website "www.lowfatgourmet.com," we currently lack the capital and other resources to more fully implement and carry out our business plan as more fully described in a subsection of Item 1 of Part I below titled "Business Plan and Overall Business Methodology."

9. DEPENDENCE ON RETENTION AND ATTRACTION OF KEY PERSONNEL. In addition to fulfilling financing needs, our future success will also depend, in large part, on our ability to retain and attract highly qualified personnel. Even if we are successful in carrying out our business plan, there is no assurance that we will be successful in retaining or attracting highly qualified individuals in key management positions. See the last paragraph of Risk Factor No. 4 above.

10. CURRENT RELIANCE UPON MARY ROSS AND ABSENCE OF KEY MAN INSURANCE. At present, we are wholly dependent upon the personal efforts and abilities of our sole officer and director, Ms. Ross, a person who exercises control over our day-to-day affairs. We are also dependent upon this officer and director to financially carry us through at least the next year in our reporting obligations. Though our sole officer and director is NOT legally obligated or otherwise contractually bound to advance funds to Lighten Up, she has communicated that she intends to do so. Though Ms. Ross lacks substantial or extensive experience operating a publicly held or owned company, we depend solely on her to pursue and implement our business plan. Accordingly, her loss would necessarily have an adverse impact on our future. At the same time, we do not believe the loss of Ms. Ross justifies the purchase of key man insurance, even assuming that we could afford such insurance, which we cannot at this time.

11. INDEMNIFICATION OF OFFICERS AND DIRECTORS. Articles IX and X of our Restated and Amended Articles of Incorporation and applicable provisions of our existing Bylaws, not to mention the general corporate law of Nevada where we are incorporated, authorize us to indemnify any director, officer, agent and/or employee against certain liabilities. We may also purchase and maintain insurance on behalf of any such persons if we wanted to and could afford it. Even assuming that we could afford it, however, we have no plans to obtain any officer or director (D&O) liability insurance.

12. NO DIVIDENDS. Holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for that purpose. To date, we have not paid or declared any cash dividends. Because we have no funds for such purpose, the Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. Even if the Board desired to declare any dividends, our ability to do so would almost certainly be restricted because we are seeking outside financing and financing covenants generally prohibit such declarations.

13. LACK OF TRADING MARKET FOR OUR COMMON STOCK/RISK THAT A TRADING MARKET MAY NOT DEVELOP OR THAT IF IT DOES, THAT IT WOULD BE SUBJECT TO WIDE FLUCTUATIONS OR OTHERWISE BE ILLIQUID. Since we obtained an OTC Bulletin Board symbol in late 2003, a minimal public market has existed for our common capital stock. The market price for shares of our common stock was volatile during 2004 and otherwise tended to trade at a large spread between bid and asked prices. This is because the markets for "small capital" or Penny Stock companies such as Lighten Up generally or typically experience extreme price and volume fluctuations. These fluctuations can be unrelated to the operating performance of the company itself. Reference is made to Part II, Item 5 below titled "Market for Common Equity and Related Stockholder Matters." Recently, there has been little trading activity in our stock. Based on our lack of significant sales or income during 2004, we do not believe it likely, at this time, that there will soon be a basis for more active trading activity in our stock.

14. RISKS OF PENNY STOCKS. Our common stock is considered to be a "penny stock" because it meets one or more of the definitions in Exchange Act Rule 3a51-1. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it, if they do, on an unsolicited basis. See also the following risk factor immediately below.

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

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Commission Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;
(ii)reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker- dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Pursuant to the Penny Stock Reform Act of 1990, broker-dealers are further obligated to provide customers with monthly account statements. Compliance with the foregoing requirements may make it more difficult for investors in our stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise. Reference is made to Part II, Item 5 below titled "Market for Common Equity and Related Stockholder Matters."

16. POTENTIAL FUTURE STOCK ISSUANCES; DILUTION. It is not now known, what other stock or debt instrument issuances, if any, we might find advisable or otherwise be required to undertake in the future to raise capital, issuances that would substantially dilute existing shareholders. Other than as necessary to obtain additional funding or capital, we have no plans or intentions, at the present time, to issue any more stock. Nor are we aware, at this time, of any potential investor, venture capitalist or publishing firm that would be willing to invest in us in exchange for either stock or a debt instrument.

The potential impact or significance of any future stock issuance of "restricted" shares is as follows: under Rule 144 of the General Rules and Regulations of the Commission a person (or persons whose shares are aggregated) who has satisfied a one (1) year holding period, may sell within any three month period, an amount of shares that does not exceed the greater of one percent (1%) of the then outstanding shares of common stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who have not been affiliates of the issuer within the preceding three months and who have beneficially owned the shares for a minimum period of at least two (2) years. Hence, the possible sale of the restricted shares issued and outstanding may, in the future, dilute the percentage of free-trading shares held by a shareholder or subsequent purchaser of our securities in the market, and may have a depressive effect on the price of our securities. Further, such sales, if substantial, might also adversely affect our ability to raise additional equity capital in the future.

In addition to the foregoing, any additional offer and sale of our securities would also have a dilutive effect on the holdings of existing shareholders and would otherwise, more than likely, have a depressive effect on the market price of our common stock.

At such time as we find investment capital in order to further implement our business plan, if we do, it is almost certain that additional shares or other securities will be issued and that current shareholders will be substantially diluted. It is also possible or conceivable that a reverse split of our shares will be effectuated in the future though there are no plans at the present time to undertake any such action and we are not presently aware of any circumstances that would dictate such a course of action.

17. COMPETITION -- WE COMPETE IN HIGHLY COMPETITIVE MARKETS AND ARE VULNERABLE TO LARGER AND MORE SOPHISTICATED COMPETITORS. Food marketing and food product publishing companies of various kinds and sorts vigorously compete to educate and target members of the public as to healthier ways to eat and take care of themselves. We face fierce and rigorous competition from other companies that are similarly marketing, selling and commercializing their own cookbooks and related products. One need merely look at websites such as "cookingchannel.com" and "starchefs.com." See also subheading titled "Competition" in Part I, Item 1 of this document titled "Description of Business." Many competitors in these markets have significantly greater resources and broader market presence, not to mention greater experience and sophistication. These advantages allow them to spend considerably more money on marketing and also allow them to use their greater resources more effectively than we can.

18. MANAGEMENT'S LACK OF EXPERIENCE IN THE FOOD MARKETING INDUSTRY. Ms. Mary Ross, our only officer and director, has never been directly employed in either the food industry or with a large marketing company. See Item 9 of Part III below titled "Directors, Executive Officers, Promoters and Control Persons."

19. CURRENT INABILITY TO REPAY EXISTING DEBT CURRENTLY ACCRUING INTEREST AT 7% PER ANNUM. Though we, through the LLC that we own and control, own a published and copyrighted cookbook and though, as of December 31, 2004, we had approximately $37 in cash on hand, we currently have long-term debt of $41,152 which accrues interest at 7% per annum. At present, and based on 2004 sales, we have no way to predict how and when we will be able to repay this debt. We have also accrued a continuing advertising reimbursement debt to Ms. Ross, the author of our cookbook property, in the amount of $130,382, as of December 31, 2004. This accumulated debt or expense is the result of accruing an advertising obligation to Ms. Ross in exchange for her promoting our cookbook property on her weekly television show. Similarly, we also do not know how and when we will be able to honor this debt to Ms. Ross.

20. FUTURE NEED TO RELY ON OTHERS AND OTHER EXPERTS. Assuming we become financially able to implement our business plan, we will more than likely need to hire or rely on outside experts, persons whose identities are currently unknown. No assurance can be given that we will be able to locate persons with whom we will and can work, within acceptable fee arrangements, or that these entities or persons will be competent and knowledgeable about that which they are hired to do. As with any company, we may also be at risk for any violations of law committed by those persons we use or hire.

21. OUR SOLE OFFICER AND DIRECTOR WILL BE DEVOTING LIMITED TIME TOWARDS OUR BUSINESS AND AFFAIRS. Our current and only officer and director, namely, Ms. Ross, has other full time employment as more particularly disclosed in Item 9,
Part III below titled "Directors, Executive Officers, Promoters and Control

Persons." As a consequence, she can only devote a limited amount of time to our Company and its affairs. Ms. Ross's efforts concentrate on product development, such as preparing for her regular television show and devising new recipes for a second or revised edition of our cookbook property.

22. THE LOSS OF MARY ROSS AND HER SERVICES WOULD MATERIALLY ADVERSELY AFFECT US AND OUR ABILITY TO ACHIEVE AND CARRY OUT OUR BUSINESS PLAN. We are almost exclusively dependent upon our sole officer, director and majority shareholder, Mary E. Ross, the author of our low fat gourmet cookbook property. Ms. Ross's talents, efforts, personality and leadership are critical to our eventual success. The diminution or loss of Mary Ross and her services, and any negative market or industry perception arising from that diminution or loss, would have a material adverse effect on our business and future prospects. It is thus believed that, to a large degree, Ms. Ross is irreplaceable. This is because Mary Ross remains the personification of our business as well as our primary creative force. Reference is made to Item 9,
Part III below titled "Directors, Executive Officers, Promoters and Control Persons."

Because our business plan has not, to date, proven successful, no discussions have been had concerning whether or not we plan to enter into an employment or executive compensation agreement of some type with Ms. Ross. Currently, there is no plan to do so.

23. OUR POTENTIAL SUCCESS DEPENDS ON MARY ROSS'S IMAGE, THE VALUE OF OUR COOKBOOK PROPERTIES AND OUR OVERALL "LOW FAT GOURMET" MARKETING STRATEGY. Our success depends, in large part, upon the marketability of the idea of low fat gourmet cooking. At the same time, if Mary Ross's public image or reputation were tarnished or her regular Utah-based television spot or show were to be cancelled, we believe that this would have a material adverse affect on our ability to carry out our business plan. Mary Ross, as well as her name, her image and what other intellectual property rights we acquire or perfect in the future in this regard, are integral to our future marketing efforts. Our ultimate success and the value of any possible future trademark, service mark, or brand name, none of which we now have, therefore depends, to a large degree, on the reputation, efforts and success of Mary Ross.

As of the date of this annual report, we have developed no brands or branded products; we have not applied for any federal or state trademarks or service marks; therefore, we have not entered into any license agreements for the same.

24. DANGER OF INFRINGEMENT/INABILITY TO PROTECT THE SAME. We are susceptible to others imitating our low fat gourmet cookbook product and infringing upon our copyright. If so, we may not be able to adequately or successfully protect our intellectual property rights, upon which we are materially dependent. In addition, the laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Imitation of our products or infringement of its intellectual property rights could diminish the value of any future product brands or signature lines or otherwise adversely affect any future revenues.

25. THE FUTURE LOSS OF THE RIGHT TO USE MARY ROSS'S NAME, LIKENESS, IMAGE AND VOICE WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS PLAN AND ULTIMATE SUCCESS. At some point in the future and at such time as we become profitable, if we ever do, Mary Ross has orally agreed to give us an exclusive, perpetual, royalty-free license with respect to her name, likeness, image and voice. If we were to terminate Mary Ross's position with us or her future employment with us without cause, or if she were to do so on her own for good reason, this future license agreement or commitment would cease to be exclusive, we would be limited in our ability to create new markets containing the Mary Ross name, Mary Ross could compete with us and we might be required to pay Mary Ross a royalty on revenues relating to her name. Since Mary Ross wrote our cookbook and she alone is knowledgeable about low fat gourmet cooking, if Mary Ross were to compete with us or if we were to lose any future right to use this intellectual property, our business and future potential would be severely adversely affected.

26. TERMINATION OR IMPAIRMENT OF RELATIONSHIPS WITH BOOK SELLERS AND DISTRIBUTORS COULD ADVERSELY AFFECT OUR POTENTIAL REVENUES AND BUSINESS PLAN. Prior to the date of this Annual Report, Mary Ross has been able to offer and market our low fat gourmet cookbook property through wholesale book distributors such as Evans Books which distributes the book to local and national retail book distributors. Distribution of Ms. Ross's cookbook has also been done through non-book specialty retail distribution channels made up of local specialty foods and cooking stores. During the fiscal year, our low fat gourmet cookbook was available for sale directly on our web site "www.lowfatgourmet.com." We have no formal, written distribution contracts with Evans Books or any other book sellers or distributors as this is, and has been, done on an informal basis with payment made within 60 to 90 days. In the event that Evans Books or any other book distributors were to become unable or unwilling to offer our cookbook for sale in the future, such would almost certainly have an adverse impact on our future prospects and business plan. Having said this, we have no reason to believe, at this time, that any entity or person offering the cookbook for sale would become unwilling or unable to do so. We are also in on-going discussion with other book sellers and book publishers who have expressed an interest in our book product, although no such discussions have resulted in a publishing or royalty agreement at this time.

27. IF MARY ROSS'S EXISTING TELEVISION COOKING SPOTS FAIL TO MAINTAIN A SUFFICIENT AUDIENCE AND CEASE AS A RESULT, SUCH LOST OPPORTUNITIES COULD HAVE AN ADVERSE IMPACT ON LIGHTEN UP. At the present time, Mary Ross receives no revenue for the regular or weekly cooking television spots that feature her cooking low fat gourmet dishes on KSL Television in Salt Lake City, Utah. Nonetheless, such television programs give Ms. Ross high visibility and name and face recognition among those residing along the Wasatch Front, that is, from Ogden to Provo, Utah, including the southern portions of the adjoining states of Wyoming and Idaho. This area comprises well over a million people. KSL has informed Ms. Ross that it estimates that 32,000 to 34,000 persons view Ms. Ross's program each week. This television exposure is significant and important to the marketing of our cookbook property and any future related cooking products, the loss of which would have a material adverse impact on us.

28. FAILURE TO DEVELOP AND MAINTAIN AN INTERNET/DIRECT COMMERCE BUSINESS WILL IMPAIR LIGHTEN UP'S ABILITY TO CONTINUE AS A GOING CONCERN AND ADVERSELY AFFECT ITS FUTURE PROSPECTS. Our future growth opportunity depends to a significant degree upon the development of an Internet/Direct Commerce business. Though we do maintain a website known as "www.lowfatgourmet.com," we have had problems with the shopping cart on such web site, this year and last year. We also have limited experience, at this stage, in the Internet/Direct Commerce business. We cannot assure anyone that we will be successful in achieving these and other necessary objectives or that our prospective Internet/Direct Commerce business will ever be successful, let alone profitable.

Lighten Up's Internet/Direct Commerce business will require us to keep up with the rapid technological change that is inherent in electronic commerce. The emerging nature of electronic commerce requires quick adaptation as electronic commerce evolves. The markets for Internet/Direct Commerce business are relatively new and rapidly evolving, and are characterized by a number of entrants that have introduced, or plan to introduce, competing products or services. As a result, demand for and market acceptance of new products or services are subject to a high level of uncertainty, risk and competition, and there are few proven products and services. See Part 1, Item I below which contains a detailed description of our business plan.

29. FURTHER WEBSITE AND SHOPPING CART FAILURES COULD IMPAIR OUR REPUTATION, DAMAGE OUR SALES EFFORTS, AND OTHERWISE ADVERSELY AFFECT OUR FUTURE PROSPECTS. If our website system cannot be operated or expanded to satisfy increased demand or it otherwise fails to perform, as it did on a few occasions in 2003 and 2004, such events could impair our reputation, including that of Mary Ross, and materially and adversely affect our overall business prospects. Our ability to facilitate internet/direct commerce transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Such systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in internet/direct commerce service or decreases the responsiveness of such service could impair our reputation, damage any future brand names and otherwise materially adversely affect future prospects. We suspect, though we do not know for certain, that an interruption in our Shopping Cart service on our web site during May and June of 2004 gave us a "black eye" and that such fact may be part of the reason that sales were not as expected during 2004. If this occurs in 2005, our future sales prospects will likely be even more unimpressive than they were in 2004.

30. MARY E. ROSS CURRENTLY CONTROLS US AND THIS CONTROL COULD INHIBIT POTENTIAL FUTURE CHANGES OF CONTROL THAT MIGHT BE IN THE BEST INTEREST OF THE STOCKHOLDERS. Mary Ross owns and controls approximately 80% of our issued and outstanding shares of common capital stock. See Item 11, Part III below titled "Security Ownership of Certain Beneficial Owners and Management." As a result, Mary Ross, our sole officer and director, has, and will have, the ability to control the outcome of all matters requiring stockholder approval, including the election and removal of our entire Board of Directors, any merger, consolidation or sale of all or substantially all of our assets, and the ability to control management and affairs. This concentrated control could conceivably discourage others from investing, or wanting to invest, in us or to engage in a change of control transaction that may otherwise be beneficial to us and our future business. As a result, or in such event, the market price of common stock could be adversely affected.

                            PART I

ITEM 1. DESCRIPTION OF BUSINESS

Lighten Up is a low fat gourmet cookbook publishing and marketing company.

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

Pursuant to the Acquisition Agreement, we acquired Ms. Ross's 100% membership interest in and to Lighten Up Enterprises, LLC, a Utah limited liability company (the "LLC"), which in turn owned all rights, title and interest in and to Ms. Ross's published and copyrighted cookbook titled Lighten Up: The Art of Low Fat Gourmet Cooking, including related properties and assets. This acquisition was undertaken in exchange for the issuance to Ms. Ross of 20 million "restricted" common capital shares of our authorized but unissued stock. See Ex. 10.1 to our Form 10-SB/A on file on Edgar, the Securities and Exchange Commission's database. On July 11, 2002, we changed our name to "Lighten Up Enterprises International, Inc."

Since the date of the Acquisition Agreement, we have created and now maintain a web site that offers Ms. Ross's low fat gourmet cookbook for sale. The web address is: "www.lowfatgourmet.com". See the subheading below titled "INTERNET/DIRECT COMMERCE BUSINESS AND NEED TO UPDATE OPERATIONAL NATURE OF OUR WEBSITE 'SHOPPING CART,'" contained in Part I, Item 1 below titled "Business Plan and Overall Business Methodology." During 2003 and 2004, we experienced hardware problems from time to time with the operation of our website and its shopping cart capability. We believe we have now remedied these problems and we expect that they will not occur again. We do not know for certain but we suspect that these failures may have hurt our sales during 2004 and 2003.

We have never been involved in any bankruptcy or insolvency proceeding of any kind and Ms. Ross, our only officer and director at this time, NOT been involved, directly or indirectly, in any bankruptcy or similar proceeding. Neither our Company nor any officer or director is involved in any pending litigation, nor is any litigation involving us or any officer or director threatened.

Current Status of the Company

As of the date of this document, we have 47 shareholders of record (a figure NOT including shares held for the accounts of others by a securities brokerage firm or clearing agent) and our stock transfer agent is Interwest Stock Transfer located at 1981 East Murray-Holladay Road, Holladay, Utah. We have but one class of stock issued and outstanding, that being common capital voting stock having a par value of $0.0001 per share. As of the date of this document, there are 25,040,000 common shares issued and outstanding of which 50,000,000 common shares are authorized. We also have 10,000,000 preferred shares authorized, none of which are either issued or outstanding. Of the 25,040,000 common shares currently issued and outstanding, a total of 20,000,000 shares are owned by our sole and current officer and director, namely, Ms. Ross. All such 20,000,000 shares are deemed "restricted." These shares represent approximately 80% percent of the total number of issued and outstanding common shares.

As a result of the May 2002 Acquisition Agreement mentioned above, Ms. Ross is our major and controlling shareholder, directly owning approximately 80% of our issued and outstanding common shares. See Item 11 of this Part III titled "Security Ownership of Certain Beneficial Owners and Management."

We have had nominal revenues to date and we expect to incur substantial expenses in implementing and furthering our business plan. Management cannot predict if we will be profitable. Additionally, we had a substantial working capital deficit as of our fiscal year ended December 31, 2004, and have no form of financial commitment for the future funding of our business plan, other than an express intention communicated from Ms. Ross to advance us sufficient funds over at least the next year to keep us current in our reporting obligations. That is to say, though Ms. Ross is NOT legally obligated or otherwise contractually bound to advance funds to us, she intends to do so as necessary to keep us current in our reporting obligations with the Commission. For this reason, there exists substantial doubt regarding our ability to continue as a going concern, a view shared by our independent auditors. See Risk Factor No. 2 above; see also Item 7 of Part II below. No assurance can be given that we will become successful or that we will be able to locate any funding or enter into any agreements or other arrangements that will provide the amount of capital necessary to implement and carry out our business plan described elsewhere herein.

We currently have but one subsidiary, namely, Lighten Up Enterprises, LLC, a Utah limited liability company that owns Ms. Ross's cookbook property, 100% of the ownership of which we acquired in May 2002. Presently, we are not involved in any joint venture with any other party. Other than issuing promissory notes in exchange for funds that we have borrowed from our former president, Mr. Gary Lewis, we are not currently involved in any contract with any other person or entity, other than a consulting agreement discussed below.

Though we own, through our subsidiary, a copyright relative to the low fat gourmet cookbook property we acquired from Mary Ross in May 2002, we hold no patents or trademarks.

As set forth in our balance sheet in Item 7 of Part II below, we had, as of December 31, 2004, $37 in current assets, our copyright in the cookbook owned by our LLC, and approximately 2,204 copies of the cookbook on hand, each of which has a suggested retail price of $19.95. See our website "www.lowfatgourmet.com" where the book is offered for sale. We have assigned no value to our book and copyright assets. See the financial statements contained in Item 7 of Part II below.

We are not presently involved in any negotiations to undertake any type of merger, reorganization, joint venture or business combination transaction of any sort.

During December of 2004, our president and chairman of the board, Mr. Gary Lewis, an individual who owns 2,250,000 "restricted" shares of our stock, resigned for personal reasons. This left Ms. Ross as our only officer and director, a capacity that is permissible under Nevada law. In that regard, we filed a Form 8-K announcing his resignation, which attached a copy of his resignation letter. Reference is made to our Edgar filings.

We currently maintain executive offices or facilities at the office of our former president located at 4423 South 1800 West, Roy, Utah 84067. Our telephone number is 801-942-1381 and our fax number is 801-732-9371. At the present time, Mr. Lewis, our former president and chairman of the board, does not require us to pay any rent for our use of these office facilities.

Business Plan and Overall Business Methodology

Our principal business plan is, and has been, to develop, promote, and commercialize our low fat gourmet cookbook titled Lighten Up: The Art of Low Fat Gourmet Cooking. During the fiscal year, there were at least 259 books sold and otherwise delivered for promotional purposes, mainly in the state of Utah, by local book distributors and book stores. These stores and outlets do not have formal written book distribution agreements with us. Instead, we have an oral consignment-type of agreement with a Salt Lake City-based wholesale distributor named Evans Books, which, in turn, distributes books to various retail stores and outlets. This agreement provides that Evans Books will offer and sell the book and, after 60 to 90 days, Evans Books will remit a check to us. We have no reason to believe that Evans Books would choose, in the future, NOT to offer our book for sale. As set forth in further detail below, the initial phase of our business plan, providing financing becomes available, will also include but not be limited to developing and commercializing Ms. Ross's cookbook on a video, DVD and CD ROM basis through our website and otherwise. While we have planned this for sometime, this further commercialization has not yet occurred for want of funding. See the subheading no. 5 below titled "INTERNET/DIRECT COMMERCE BUSINESS AND NEED TO UPDATE OPERATIONAL NATURE OF OUR WEBSITE "SHOPPING CART."

In addition to continuing to market, in various ways, our low fat gourmet cookbook property, our plan for 2005 is to continue to work with Carol Shreeve Publishing, an entity with whom we entered into a consulting agreement in late 2004, about getting a new book published that focuses on diet and fitness more than cooking. Carol Shreeve Publishing is planning on submitting our new book outline to several other publishers during this year. The book is nearing completion and once we have located a publisher, if we do, we will proceed with the completion of the manuscript, which should take no more than 4 to 6 weeks. The new book focuses on a low fact and low glycemic carbohydrate diet and how to achieve a low fat and low glycemic carbohydrate lifestyle with recipes as well as a specific four week diet program readers can follow. Accordingly, this new book will not in any way be a revision of our first cookbook property.

Because of lack of revenue, not to mention lack of funding, we have abandoned our plan eventually market low fat foods and low fat food cooking products on a private brand label or signature line basis.

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

2. TARGETING HEALTH CONSCIOUS CONSUMERS. The intended or primary target of Lighten Up's book product shall be, but will not be limited to, persons that are concerned about fitness, maintaining youthfulness and an overall healthy lifestyle. We intend to focus, and have focused, our marketing efforts on persons that are food conscious and otherwise concerned about their individual health and their family's health.

3. MARKETING PLAN. Our marketing plan for 2005 is to sell the remainder of our book inventory of approximately 2,204 books and begin the publishing process for a second book that focuses on diet, fitness and exercise more than cooking. As stated above, Carol Shreeve Publishing is planning on submitting our new book outline to several other publishers during this year. This new book focuses on a low fact and low glycemic carbohydrate diet and how to achieve a low fat and low glycemic carbohydrate lifestyle with recipes as well as a specific four week diet program readers can follow. The completion of this task is, in part, dependant on our ability to sell the remainder of our first book inventory. It is also dependent upon whether we can find, through Carol Shreeve, a publisher interested in our outline and an actual manuscript.


To accomplish our book sales marketing goals, we plan to use already existing distribution channels, which include (1) retail sales of the book through local specialty food stores and restaurants, (2) internet/direct commerce sales through our website, www.lowfatgourmet.com, cooking parties and classes, and trade shows, and (3) increase distribution of the book not only through our current local distributor(s), Evans Books, but establish national distribution with a large national book distributor.

New marketing ideas that have not as yet been implemented or tested include a desire to promote distribution of the book through national retail warehouse discount stores, and to further establish a website link with all major internet book distributors and sellers. While we considered this during 2004, we do not believe we were aggressive enough in this regard and we intend to be more aggressive in this regard in 2005.

4. PROMOTION/ADVERTISING PLAN. Our existing promotion and advertising currently consists of (1) promoting the book aggressively on Salt Lake City's KSL Television's (an NBC affiliate) noon cooking show on Fridays featuring Mary Ross, and (2) continuing to have Ms. Ross teach low fat gourmet cooking and "low fat for life" classes which we also plan to expand and promote through community education programs for a healthier lifestyle.

Our future plans, as last year, also include expanding our advertising program to include book signing and recipe sampling at health and fitness trade shows as well as community health fairs. At the same time, we plan to aggressively set out to increase Ms. Ross's lecture schedule on the subjects of low fat cooking, health, nutrition and weight management. This will be achieved through community and continuing education programs, such as through Salt Lake Community College. We also intend to do press releases through established media sources to include but not be limited to fitness, medical, and nutritional publications. We further intend to distribute copies of our book to editors of major area and national newspapers to promote and feature in book review articles. Whether actual book reviews will be published remains difficult to predict. While we intended to pursue these marketing avenues in 2004, we neglected to focus on and aggressively pursue them as we believe we should have. Hopefully, we will be more successful in these areas in 2005.

5. INTERNET/DIRECT COMMERCE BUSINESS AND NEED TO MAINTAIN OUR WEBSITE AND "SHOPPING CART." Since 2003, we have hired website developers to redesign, animate, and update our website. The reader is invited and strongly encouraged to visit the site: www.lowfatgourmet.com. Since 2003, our site has included an interactive "shopping cart" so that customers and consumers visiting the site can directly purchase a copy of Lighten Up: The Art of Low Fat Gourmet Cooking. When the shopping cart is selected, the customer is linked to a separate page giving him or her instructions on where to send a check, money order or cashier's check made payable to "Lighten Up International, Inc.," in the amount of $19.95, plus $3.95 for shipping and handling. Unfortunately, during sporadic periods in 2003 and 2004, we had trouble with the operation our website. Specifically, on a few occasions during 2003 and 2004, our website went down and the "shopping cart" was unavailable. We have no way of knowing if this is the cause of our lack of sales in 2004 but we strongly suspect that these delays hurt our reputation and drove potential customers away. We believe we now have this corrected and we are hopeful that it won't happen again.

In the event internet sales were to increase, a third party merchant's account, that is, credit card purchasing capability, will be obtained. This will give customers the convenience of using their credit cards to make book purchases, a convenience not presently available under our current "shopping cart." If funds become available and sales increase, we would then consider making our cookbook available on CD ROM, DVD, and video at some time in the future though nothing definite has been decided in this regard and no funds currently exist for this purpose.

6. NEED FOR EMPLOYEES UNDER CURRENT BUSINESS PLAN. Employees will not be necessary at this initial stage of our development. Ms. Ross will perform daily duties as needed. Ms. Ross has agreed to provide the necessary time and money to implement this stage of the business. We intend to hire employees if and only if the need develops. For example, we do not anticipate hiring additional employees unless and until sales increase substantially. If sales start growing over the next six months or one year and if we are directly selling as many as 500 to 1,000 books or more per month through our website and otherwise, we will no doubt consider hiring one or two employees to take orders and assist in the shipment of product. Since this has not occurred and there is no assurance that it will, we are not in a position to make further projections or estimates in this regard.

We may hire consultants that have experience in development stage companies and possibly compensate said consultants in some fashion such as by means of stock options or another plan of compensation. As of the date of this filing, no negotiations or decisions have been made in this regard nor have any particular consultants been identified. Having said this, however, it is noteworthy that during the third quarter of 2004, we entered into a consulting agreement with Carol Shreeve Publishing Service. This was announced by means of a September 7, 2004 press release, a copy of which is attached to our third quarter report on Form 10-QSB as Ex. "99". Ms. Shreeve is trying to assist us in finding a national or other publisher interested in our cookbook property for possible re-publication. Primarily, however, Ms. Shreeve is endeavoring to find a publisher for Ms. Ross's new book idea and outline.

7. SEARCH FOR ADDITIONAL CAPITAL AND FUNDING TO IMPLEMENT BUSINESS PLAN. Throughout 2005, we intend to continue to look for funding and investment capital, through either debt financing or an equity investment. To date, and undoubtedly because of unimpressive book sales, we have had no success in this regard. If raising funds requires or results in a stock for stock exchange, reorganization or other acquisition of some type or nature that is in the best interests of the stockholders, then that will be pursued. At the same time, if book sales do not increase over the next year and if sales do not increase substantially in conformity with our business plan and projected budget, we will then have to more aggressively step up our efforts to look for other business alternatives.

8. INTENTION OF MS. ROSS TO ADVANCE CERTAIN NECESSARY FUNDS OVER AT LEAST THE NEXT YEAR. As stated elsewhere in this document, Ms. Ross intends to advance us sufficient funds over at least the next year, to pay our accounting and legal fees and costs, all in order to remain current in our reporting obligations with the Commission. We have NOT entered into any formal agreement with Ms. Ross that contractually binds or obligates her to advance funds for this purpose. Having said this, we will nonetheless be required to evaluate our business plan over the next year. At the expiration of one year and assuming our business plan has not been successful, or even partially successful, during that time, management will have to re-evaluate our overall plans, intentions and strategies and we may then have to consider or pursue other business alternative.

Government Regulation

Other than state and federal securities laws, we are not aware of any particular state or federal regulations that affect or impact our business. Lighten Up is not in the food supplement or similar business and therefore our present or future products do not involve the federal Food and Drug Administration (FDA).

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

Assuming that the sale and marketing of our existing cookbook or a second but different cook and exercise book is successful, we would be competing directly with many better recognized and funded companies. In such event, we would be at a severe competitive disadvantage to those companies already well-established in the industry, most of whom are substantially better financed. Reference is made to Risk Factor No. 17 above which discusses competition in greater detail.

Employees

Lighten Up presently has no employees. For a description of the employees we might need if our business plan is successful over the next year, reference is made to the section above titled "Business Plan and Overall Business Methodology." Depending upon future events, we may hire consultants and independent contractors during the early stages of implementing its business plan. How such persons would be compensated has not yet been determined but it is conceivable that employees or consultants might be given stock options and the ability to exercise the same through the adoption of a formal employee and/or consultant compensation plan or program.

We have no immediate plans to retain employees until such time as our business plans warrants or justifies the expense. Though it is not necessary now, we may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Transfer Agent

Interwest Transfer Company, Inc., is the transfer agent for our common stock. Its address is 1981 East Murray-Holladay Road, Holladay, Utah 84117, and its telephone number is (801) 272-9294.

ITEM 2. DESCRIPTION OF PROPERTY

Copyrighted Cookbook and Related Properties or Assets

Through the LLC of which we own 100%, we own a copyrighted cookbook authored by Mary E. Ross and titled Lighten Up: The Art of Low Fat Gourmet Cooking. Such book is currently available for sale on our website whose web address is "www.lowfatgourmet.com". In addition to indirectly owning this copyright through our LLC, we also indirectly own as many as 2,204 copies of this book, all of which are immediately available for sale and distribution. Though we have not reduced the book to either a CD ROM, DVD or video format, we intend to do so if funds become available for such purpose, in which case, we would similarly market these products on our website.

We receive no revenues from Ms. Ross's television show and her publicized image as "The Low Fat Gourmet Chef." However, based on this television show and the prospects of continued audience growth and notoriety, Ms. Ross has orally agreed to give us an exclusive, perpetual, royalty-free license with respect to her name, likeness, image and voice at such time as the need to do so arises.

Our properties also consist of a variety of low fat gourmet recipes that are currently known by Ms. Ross and which may become the subject of a second edition cookbook authored by her in the future.

Executive Offices

As stated elsewhere herein, our current executive offices are located at 4423 South 1800 West, Roy, Utah 84067. Our telephone number is (801) 942-1381 and our fax number is 801-732-9371. This is also the business office address of our former president, Mr. Gary Lewis. Mr. Lewis is not, at the present time, charging us any rent for the use of this address or facility.

We do not believe that we will need to maintain any other or additional office at any time in the foreseeable future in order to carry out our plan of operations described in this document. We believe that the current facilities provided by our former president are adequate to meet our needs until we becomes more fully operational.

ITEM 3. LEGAL PROCEEDINGS.

We are NOT aware of any pending or threatened legal proceeding of any type or nature related to us, our business or our sole officer and director, Mary Ross. As of the date of this filing, we are NOT a party to any legal proceeding, either as plaintiff or defendant.

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

Inasmuch as we are an electronic filer, and the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, an interested person may access this material electronically by means of the Commission's home page on the Internet at www.sec.gov.

As of the date of this filing, Lighten Up has established its own web address or web page at www.lowfatgourmet.com and any interested party or person is encouraged and invited to visit such site and learn more about us and what we offer.

                            Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

During the last quarter of 2003, our common stock became quoted on the OTC Bulletin Board of the NASD under the symbol "LTUP.OB". Since that date, the market for shares of our common stock has been extremely limited and several thousand shares traded, from time to time, at a significant spread between the bid and asked prices. The last actual trade, to our knowledge, and based on information available at Yahoo! Finance, was February 4, 2005, when 1,000 shares of our stock traded at 25 cents per share. The current bid price is 12 cents for 5,000 shares and the current offer price is 25 cents for 5,000 shares. According to Yahoo! Finance, our stock is currently quoted 11 cents at 25 cents per share. The 52-week trading high was 65 cents and the 52-week low was 11 cents. No assurance can be given that the present limited market for our common stock will continue or will be maintained, and the potential sale of our common stock pursuant to Rule 144 of the Commission by Ms. Ross or by former affiliates such as Mr. Lewis, if such were to occur, may have a substantial adverse impact on any such public market. See Item 11 of this Annual Report.

The high and low closing bid prices for shares of common stock of our for each of our four quarters of our 2004 fiscal year were as follows.


                                        Bid
Quarter ending:               High                 Low
---------------               ----                 ---
March 31, 2004               $0.30                $0.30

June 30, 2004                $0.65                $0.30

September 31, 2004           $0.60                $0.35

December 31, 2004            $0.35                $0.11

The foregoing bid prices were obtained from the "Price History" link on the web site of Yahoo! Finance, a sub-link of "www.yahoo.com." To our understanding, such prices do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

No assurance can be given that any "established public market" will develop in our common stock, regardless of whether we are successful in completing a funding or equity capital acquisition, reorganization or merger deemed by management to be beneficial for us, or if any such market does develop, that it will continue or be sustained for any period of time.

Our authorized stock consists of fifty million (50,000,000) shares of common capital stock, $0.0001 par value. There are 25,040,000 shares of common capital stock currently issued and outstanding. As of our December 31, 2004 fiscal year end, including the date of this annual report, there are no options, warrants, stock appreciation rights, or other rights similar in nature outstanding which currently obligate Lighten Up to issue any additional common stock to anyone. At the same time, however, no assurance can be given that such commitments to issue securities will not be issued in the future. Reference is made to RISK FACTOR No. 16 above titled "Potential for Future Stock Issuances; Dilution."

Of the 25,040,000 shares issued and outstanding, 22,250,000 or approximately 88.7% of such shares are, at this time, deemed "restricted." None of such "restricted" shares are eligible for transfer or resale in the absence of an appropriate state and federal exemption from registration or an effective registration statement covering these shares.

Stockholders

According to our transfer agent, as of the date of this report, there were 47 shareholders of record of our common shares, a number that does NOT include shares held for the accounts of others by a registered securities brokerage firm or clearing agent.

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past and, for want of cash, we do not anticipate that we will pay any cash dividends or make distributions to shareholders in the foreseeable future. We currently intend to retain and invest future earnings, if any, to finance our operations. The payment of any future dividends will be at the sole discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions.

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

Common Capital Stock (Preferred Stock NOT Issued and Outstanding But Is Authorized)

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. In addition, such holders are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available for such purpose. In the event of dissolution, liquidation or winding-up, the holders of common stock are entitled to share ratably in all assets remaining after payment of all of our liabilities, all of which is subject to the prior distribution rights of any preferred stock that may be outstanding at that time. The holders of common stock do NOT have cumulative voting rights or preemptive or other rights to acquire or subscribe for additional, unissued or treasury shares, which means that the holders of more than 50% of such outstanding shares voting at an election of directors can elect all the directors on the board of directors if they so choose and, in such event, the holders of the remaining shares will not be able to elect any of the directors.

We also have 10,000,000 preferred shares authorized, none of which are either issued or outstanding.

Stock Transfer Agent

Our stock transfer agent is, and remains, Interwest Transfer Company, Inc. ("Interwest"), located at 1981 East Murray-Holladay Road, Salt Lake City, Utah 84117. Interwest has been our stock transfer agent since we undertook our initial public offering in 1998.

Securities Authorized for Issuance under Equity Compensation Plans

We have NOT adopted any plans which authorize the issuance of any securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

In May 2002, Lighten Up acquired Mary Ross's membership interest in the LLC. Book sales from the commercialization of our low fat gourmet cookbook property since that date (including sales by the LLC prior to the acquisition) and through December 31, 2004, have been a total of $32,210. Sales were $4,087 and $14,666 during the twelve months ended December 31, 2004 and 2003, respectively. During 2004, we sold or disposed of approximately 259 books. Sales for 2004 have been very disappointing and management intends to take steps to remedy this unimpressive showing. Book sales during the year were made primarily through retail distributors and do not include copies of our cookbook given to distributors and others for promotional purposes. These sales also include sales made on our website during 2004. Website sales were minimal during 2004 because during at least two periods in the spring and summer months, our website and "shopping cart" were down and communications were not forwarded on to Ms. Ross or anyone else to process purchase orders. This was, in large part, the result of matters beyond our control and we believe we have rectified these problems, though we cannot be absolutely certain in this regard. Reference is made to www.lowfatgourmet.com.

Liquidity and Capital Requirements

During 2004, we incurred, and are continuing to incur, accounting and legal fees and costs in connection with attaining the status of a "reporting company." We had a net loss for the year ended December 31, 2004 of $68,599. Funding of these and other expenses have been from a total of $36,669 of working capital loaned by our former president and chairman of the board through January of this year and which bear interest at 7% per annum. This money was loaned periodically over time and the total amount loaned bears interest at 7% per annum until paid. $4,483 of this figure constitutes accumulated interest that has accrued since our former president and chairman began loaning us money in mid-2002. Our working capital deficit as of December 31, 2004, was $131,132. On the same date, we had approximately $37 in our checking account.

The amount of money necessary to implement and carry out our business plan over the next twelve months is as follows: Accounting and auditing fees and expenses are estimated to be between $6,500 and $8,500. Legal fees will vary depending upon the nature of the reports we are required to file or what problems arise throughout 2005. Legal fees are also involved in the preparation and filing of this Annual Report on Form 10-KSB and the three forthcoming quarterly reports on Form 10-QSB due during 2005. Counsel has estimated that legal fees and costs will be between $3,000 and $4,000 over the next year depending upon these considerations. The cost of maintaining our web site and its web site "shopping cart" is approximately $1,000 per year.

With respect to advertising, we accrue a reimbursement expense to Ms. Ross which we hope to be able to pay her someday.

Because of disappointing book sales during 2004 and unless sales can substantially increase going into 2005, we anticipate that Ms. Ross will be required to fund all costs and expenses necessary to maintain our "reporting" status. Accordingly, because Ms. Ross is committed to advancing whatever funds are necessary to satisfy our cash requirements, we fully anticipate being able to satisfy our cash requirements for at least the next twelve months.

We currently have no sources of financing, including bank or private lending sources, or equity capital sources. To implement our business plan and fully commercialize our low fat cookbook property, we will eventually need substantial additional funding. Because these requirements are in the more distant future and because it is getting to the point where we need such funding, management plans to become more aggressive in 2005 in developing specific methods or plans of financing. Management expects that it will use equity, debt and other arrangements such as joint ventures to fund these stages of our business plan to the extent such is or may be necessary. At the same time, we cannot assure anyone that we will be able to develop any sources of financing in the future.

Plan of Operation

During the next twelve (12) months, we will actively and more aggressively pursue enhancing sales of our cookbook property and also, we will seek out the capital necessary to further implement phase one of our business plan, namely, the commercialization of our low fat cookbook property. In addition to continuing to market, in various ways, our low fat gourmet cookbook property, our plan for 2005 is to continue to work with Carol Shreeve Publishing, an entity with whom we have a consulting agreement, about getting a new book published that focuses on diet and fitness more than cooking. Carol Shreeve Publishing is planning on submitting our new book outline to several other publishers during this 2005 year. The book is nearing completion and once we have located a publisher, if we do, we will proceed with the completion of the manuscript, which should take no more than 4 to 6 weeks. The new book focuses on a low fact and low glycemic carbohydrate diet and how to achieve a low fat and low glycemic carbohydrate lifestyle with recipes as well as a specific four week diet program readers can follow. Accordingly, this new book will not in any way be a revision of our first and currently existing cookbook property. See also "Description of Business" section above. Because of lack of sales and funding, we have, for now, abandoned any second phase plan to offer any low fat gourmet food line of frozen or other foods. We believe that this idea, at present, is unrealistic.

Management intends to hold expenses to a minimum and to obtain expert and other services on a contingency basis when we can afford them. Ms. Ross, our only officer and director, intends to defer any compensation that might be due or owed her until such time as capital can be raised. If we engage outside advisors or consultants in our search for capital and other business opportunities, we will have to make a determination as to how such persons will be compensated. We have NOT made any arrangements or definitive decisions as yet to use outside advisors or consultants or to raise any capital. However, because of our poor sales performance during 2004, management plans to take a much closer and more aggressive look at hiring outside advisors and/or consultants for the purpose of raising equity investment or other financing. If such people must be compensated through the issuance of additional stock, management will explore such possibilities.

Until sales turn around, if they do, we do not intend to use or hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants, which we have now concluded that we need, will be used only if they can be obtained for minimal cost or on a deferred payment basis. Ms. Ross is confident that we will be able to operate in this manner and to continue our search for business opportunities during at least the next twelve months.

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



Board of Directors
Lighten Up Enterprises International, Inc. and Subsidiary
Salt Lake City, Utah

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Lighten Up Enterprises International, Inc. and Subsidiary (development stage company) at December 31, 2004 and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003, and the period June 25, 1996 (date of inception of subsidiary) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lighten Up Enterprises International, Inc. and Subsidiary at December 31, 2004 and the statements of operations, and cash flows for the years ended December 31, 2004 and 2003, and the period June 25, 1996 to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Madsen & Associates, CPA's Inc.

Salt Lake City, Utah
January 31, 2005

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
                   CONSOLIDATED BALANCE SHEETS
                      December 31, 2004
==============================================================================

ASSETS
CURRENT ASSETS

     Cash                                               $     37
                                                        --------
          Total Current Assets                          $     37
                                                        ========


LIABILITIES  AND  STOCKHOLDERS'  DEFICIENCY
CURRENT LIABILITIES

     Accounts payable                                   $    787
     Accrued liabilities - related party                 130,382
                                                        --------
         Total Current Liabilities                       131,169
                                                        --------
LONG TERM NOTE PAYABLE and
          ACCRUED INTEREST - related party                41,152
                                                        --------

STOCKHOLDERS'  DEFICIENCY

     Preferred stock
        10,000,000 shares authorized at
        $.0001 par value; no shares issued                     -
     Common stock
        50,000,000 shares authorized at
        $.0001 par value; 25,040,000
        shares issued and outstanding                      2,504
     Capital in excess of par value                      221,403
     Deficit accumulated during the
        development stage                               (396,191)
                                                       ---------
          Total Stockholders' Deficiency                (172,284)
                                                       ---------
                                                       $      37
                                                       =========


The accompanying notes are an integral part of these financial statements.

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   (Development Stage Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 2004, and 2003 and the
Period June 25, 1996 (date of inception of subsidiary) to December 31, 2004

==============================================================================
                                           Dec 31       Dec 31  June 25, 1996
                                            2004         2003   Dec. 31, 2004
                                          --------     -------  -------------
REVENUES - book sales                     $  4,087     $14,666  $    32,210

COST OF SALES                                    -           -       29,548
                                          --------     -------  -----------
    Gross profit (loss)                      4,087      14,666        2,662
                                          --------     -------  -----------
EXPENSES

    Administrative                          31,077      30,909      184,586
    Marketing                               39,548      39,548      209,784
                                           -------     -------  -----------
                                            70,625      70,457      394,370
                                           -------     -------  -----------
NET LOSS - before other expenses           (66,538)    (55,791)    (391,708)

OTHER EXPENSES

    Interest expense                        (2,061)     (1,647)      (4,483)
                                           -------     -------  -----------
NET LOSS                                  $(68,599)   $(57,438) $  (396,191)
                                          ========    ========  ===========

NET PROFIT (LOSS) PER
COMMON SHARE

     Basic and diluted                    $      -    $      -
                                          --------    --------

AVERAGE  OUTSTANDING
SHARES - (stated in 1,000's)

     Basic                                  25,040      25,040
                                          --------    --------

The accompanying notes are an integral part of these financial statements.

     LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) For the Period June 25, 1996 (date of inception of subsidiary)
                      to December  31, 2004

==============================================================================
                                                   Capital in
                                  Common Stock     Excess of       Accumulated
                                Shares    Amount   Par Value        Deficit
Balance June 25,  1996                -    $      -   $       -  $        -

Issuance of common shares for
expenses paid by stockholder
    at $.011 - 1996             801,310          80       8,970           -
    at $.011 - 1997           2,502,302         250      28,011           -
    at $.011 - 1999              62,954           7         704           -
Issuance of common shares
for services
    at $.011 - 1997             269,170          27       3,013           -
    at $.011 - 1998           3,297,325         330      36,910           -
    at $.011 - 1999           3,297,325         330      36,910           -
    at $.011 - 2000           3,953,427         395      44,255           -
Net operating loss for the
period June 25, 1996 to
December 31, 2000                     -           -           -    (158,744)
Issuance of common shares
for services
    at $.011 - 2001           3,974,588         397      44,492           -
Net operating loss for the
year ended December 31, 2001          -           -           -     (45,676)
Issuance of common shares
for services
   at $.011 - 2002            1,841,599         185      20,614           -
Issuance of common shares
for acquisition of KHF
Technologies - May 30, 2002   5,040,000         503     (2,476)           -
Net operating loss for the
year ended December 31, 2002          -           -           -     (65,734)
Net operating loss for the
year ended December 31, 2003          -           -           -     (57,438)
                             ----------     -------    --------   ---------
Balance December 31, 2003    25,040,000     $ 2,504    $221,403   $(327,592)
                             ----------     -------    --------   ---------
Net operating loss for the
year ended December 31, 2004          -           -           -     (68,599)
                             ----------     -------    --------   ---------
Balance December 31, 2004    25,040,000     $ 2,504    $221,403   $(396,191)
                             ==========     =======    ========   =========

  The accompanying notes are an integral part of these financial statements.

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
               CONSOLIDATED STATEMENT OF CASH FLOWS
  For the Years Ended December 31, 2004, and 2003 and the Period
   June 25, 1996 (date  of inception of subsidiary) to December 31, 2004

==============================================================================
                                                               Jun 25, 1996
                                             Dec 31,  Dec 31,   to  Dec 31,
                                              2004      2003       2004
CASH FLOWS FROM OPERATING ACTIVITIES

 Net profit (loss)                          $ (68,599) $(57,438) $ (396,191)

  Adjustments to reconcile net loss to net cash provided by operating activities

     Changes in accounts payable               55,930    53,284     135,652
     Capital stock issued for expenses              -         -     225,880
     Changes in assets and liabilities - net
       of effects from purchase of KHF              -         -      (1,973)
                                            ---------  --------  ----------
     Net Change in Cash from Operations       (12,669)   (4,154)    (36,632)
                                            ---------  --------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                    -         -           -
                                            ---------  --------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from note payable             11,169     4,500      36,669
                                            ---------  --------  ----------
Net Increase (Decrease) in Cash                (1,500)      346          37

Cash at Beginning of Period                     1,537     1,191           -
                                            ---------  --------  ----------
Cash at End of Period                       $      37  $  1,537  $       37
                                            =========  ========  ==========


The accompanying notes are an integral part of these financial statements

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2004

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

On May 30, 2002 KHF acquired all of the member interests of Lighten Up Enterprises LLC (LE) in which the members of LE received 20,000,000 shares of KHF, representing 80% of the outstanding stock of KHF. The acquisition was treated as an acquisition of the Company by LE (reverse acquisition) with a recapitalization of LE. The 20,000,000 shares issued have been restated to reflect the common shares issued in the reorganization as if they had been issued on the dates capital was contributed to LE and accordingly the 5,040,000 common shares outstanding in KHF on the date of the acquisition were accounted for as having been issued on May 30, 2002 in exchange for the assets and liabilities of LE. The transaction was recorded as a purchase with no good will.

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

Principles of Consolidation

The consolidated financial statements include the assets and liabilities of the Company and its wholly owned subsidiary, Lighten Up Enterprises LLC (LE). The statement of operations includes the historical operations of the subsidiary from its inception and operations of the Company from May 30, 2002. All intercompany transactions have been eliminated

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)
                        December 31, 2004

==============================================================================


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On December 31, 2004, the Company had a net operating loss available for carry forward of $58,553. The tax benefit of approximately $18,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful. The loss carryforward expires beginning in the years 2022 through 2023.

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

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts, are considered by management to be their estimated fair values due their short term maturities.

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

    LIGHTEN UP ENTERPRISES INTERNATIONAL,  INC. AND SUBSIDIARY
                   ( Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)
                        September 30, 2004

==============================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Market Development

The company  expenses advertising and market development costs as incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  LONG TERM NOTE PAYABLE - OFFICER

The Company has a 7%, unsecured, note payable due to an officer of $41,152, including accrued interest, due on May 30, 2006.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-director's have acquired 89% of the outstanding common shares of the Company.

An officer-director has made 7% interest bearing loans to the Company outlined in note 3.

The Company has accrued an account payable of $130,382 to an officer for services rendered, $53,937 for the current year, and $76,445 for the prior years.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have not had any disagreements with accountants on accounting or on financial disclosure. Our auditors are Madsen & Associates, Certified Public Accountants, 684 East Vine Street, Suite 3, Murray Utah 84107, phone number 801-268-2632, fax no. 801-262-3978.

ITEM 8A.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our new Chief Financial Officer, namely, Ms. Ross, who replaced Mr. Lewis in early December 2004, has evaluated our disclosure controls and procedures within 90 days prior to the date of this report, and has concluded that these controls and procedures are effective.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

ITEM 8B. OTHER INFORMATION. We have no information to report under this item. On or about December 13, 2004, we filed a Form 8-K announcing the resignation of an officer and director for personal and family reasons.
During the third quarter of 2004, we entered into a consulting agreement with Carol Shreeve Publishing which was the subject of a press release we issued on September 7, 2004. A copy of that Press Release was attached as Ex. 99 to our third quarter report on Form 10-QSB. The reason we entered into this agreement was to hopefully boost sales and get our name better known in the cookbook publishing and overall food industry. We do not believe that enough time has elapsed for us to determine whether this agreement will ultimately be beneficial to us. Hopefully, we will know more in this regard by the end of the second or third quarter of 2005.

                           Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS. Under our Articles and Bylaws, directors are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualify. Interim replacements for vacancies on the Board of Directors are appointed by the remaining, incumbent directors. As stated elsewhere herein, our Board of Directors is currently composed of one member, namely, Mary E. Ross. No director that was appointed or elected during any of the past five fiscal years has declined to serve, and none has been found unable or unfit to serve. Nevada law allows us to have but one officer and one director.

EXECUTIVE OFFICERS. Our officers hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors. Our Bylaws specify that its officers shall be a president, one or more vice presidents, a secretary and a treasurer. Interim replacements for officers that have resigned or been terminated are appointed by the Board of Directors. The following sets forth pertinent information about our sole director and executive officer:

Executive Officers and Directors

The current and only director and officer of ours (which is permitted under Nevada state law) is as follows:


Name                        Age       Position
------------------        -------     -----------------------------------
Mary E. Ross               44        President, Chief Executive Officer
                                     CEO), Director (Chairman of the
                                     Board), Chief Financial Officer
                                     (CFO)

We do not currently have any other officer or director.

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

Ms. Ross does NOT intend to devote their full time to the management of our Company. Ms. Ross intends to concentrate her efforts on product development, such as preparing for her regular television show and also devising new recipes for a second or revised edition of our cookbook property. Ms. Ross intends to devote such amount of time as her responsibilities require, but she will NOT work full time for the Company. Because sales during 2004 have been disappointing, Ms. Ross also intends to devote more time than she has in the past on sales and also, she intends to devote more time to approaching or responding to persons who may be interested in making an equity or other investment in us.

Ms. Ross has NOT been involved, directly or indirectly, in any bankruptcy or insolvency proceeding of any kind. She is NOT currently involved in any litigation nor has she been involved in any litigation that would have a bearing on her fitness or other ability to act and serve as a director or officer of us.

No officer or director has been involved, directly or indirectly, in any bankruptcy or insolvency proceeding of any kind. None is currently involved in any litigation nor has any been involved in any litigation that would have a bearing on any such person's fitness or other ability to act and serve as a director or officer.

No arrangement or understanding exists between or among any of the directors or executive officers and any other person pursuant to which any director was elected, or any executive officer was appointed. No director or officer is currently a director or officer of any other company registered under the Securities Exchange Act of 1934.

Board Meetings and Committees

Pursuant to Nevada law, the Board of Directors conducted all of its business and approved all corporate action during fiscal 2004 by the unanimous consent of all its members, in the absence of formal board meetings. Action taken by the Board has generally been implemented by written consent. The Board of Directors has established no committees.

As set forth in our Amended and Restated Articles of Incorporation and its Bylaws, all directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board of directors and any committee of the board of directors. Due to our current lack of capital and capital resources, the current director and any future director will likely defer his and her expenses and any compensation until such time as we can raise the funds sufficient to carry out the initial stages of our business plan. As further set forth in our Articles and Bylaws, officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of the issuer's common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD. These persons are also required to furnish us with copies of all Section 16(a) forms they file. These requirements commenced upon the effective date of our Form 10-SB/A. Therefore, as of the date of this Annual Report on Form 10-KSB, these persons have been subject to the requirements of Section 16(a). Lighten Up has informed these persons of their obligations under Section 16(a). Further, we have set up a procedure whereby periodically we will (i) notify these persons of their Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons furnish to us; (iii) request written representations from them that no other transactions were required; and (iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during the fiscal year 2002. Neither Ms. Ross nor our former officer and director, Mr. Lewis, filed any Form 4's in 2004 because neither disposed of or acquired any shares that would have triggered an obligation on either person's part to file new Form 4's.

We do not have a "financial expert" on our audit committee as of the date of this report. We are currently in the process of interviewing and deciding who would be the best candidate for this position. Because of our lack of sales and consequent lack of income during 2004, we have not considered this to be an overwhelming priority.

CODE OF ETHICS

Well over a year ago, we adopted a Code of Ethics which was attached to last year's annual report as Exhibit 14. See Item 13. There have been no changes to our Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

Because there is no compensation to disclose under this Item, we have not prepared a Summary Compensation Table as would otherwise be required.

As of the date of this report, we have NOT adopted a bonus, stock option, profit sharing, or deferred compensation plan of any sort for the benefit of any employees, officers or directors. Further, we have not entered into an employment agreement of any kind with Ms. Ross or any other person and no such agreements are anticipated in the immediate future.

Absence of Management Employment Agreements and Compensation

We do not pay Ms. Ross any salary. We also do not provide any other benefits to our officers. We do not have any written agreements with Ms. Ross, our sole officer and director. Each officer and director may engage in other businesses, either individually or through partnerships or corporations in which they have an interest, hold an office or serve on boards of directors of other companies or entities. Ms. Ross has other business interests to which she devotes her time. Because Ms. Ross has a full-time job, she will probably devote no more than between 1% and 10% of her time to us and our affairs.

Other Key Advisors and Consultants

Other than Carol Shreeve Publishing, we have not used any outside professional firms for counsel or advice during our development stage. In the event we need to engage any consultants or advisors other than, or in addition to, Ms. Shreeve, the terms of engagement of these firms will be determined at that time. Presently, any such terms of engagement are unknown.

Remuneration of the Board of Directors

Ms. Ross, in her capacity as our sole director, currently does not receive any compensation, but will receive compensation for her services as determined in the future by the board of directors. As stated above, all directors are entitled to be reimbursed for any out-of-pocket expenses incurred by them in behalf of us.

Absence of Keyman Life Insurance

We do NOT own life insurance covering the death or incapacitation of Ms. Ross. Based on our lack of capital and the existence of other, capital-driven priorities, we have not spent the money necessary to obtain any key man life insurance at this time and have no intention of doing so.

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

Aggregated Option/Stock Appreciation Rights (SAR) Exercises and Fiscal Year-End Option/SAR Value Table

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

                                                                 Percent of
                                    Number of Shares of          Ownership of
                                      Common Stock               Common Stock
Name of Beneficial Owner            Beneficially* Owned          Outstanding
----------------------------       ---------------------         ------------
Mary E. Ross (1)
2029 East Bengal Hills Cove
Salt Lake City, Utah 84121               20,000,000(2)                79.8%

Gary C. Lewis (3)
4423 South 1800 West
Roy, Utah 84047                           2,250,000                    8.9%


Directors and officers and over 5%
Shareholders as a group (2 persons only) 22,250,000                   88.7%

-------------------------------

* Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are also deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. Nonetheless, we have no outstanding stock options, warrants or compensation plans of any kind.

(1) Ms. Ross is the secretary/treasurer and a director of the Company. She was elected to the board pursuant to a written consent of a majority of the shareholders undertaken on June 3, 2002, and which was the result of the May 30, 2002 Acquisition Agreement.

(2) This figure represents the 20,000,000 "restricted" shares acquired by virtue of the May 30, 2002, Acquisition Agreement whereby we acquired 100% of Mary Ross's interest in and to Lighten Up Enterprises, LLC, a Utah limited liability company. As a result of this Agreement, the Company owns and controls 100% of the LLC.

(3) Mr. Lewis was our president and chairman of the board of directors until December 9, 2004, when he tendered his resignation in those capacities for personal and family reasons. Prior to that time, Mr. Lewis was re-elected a director pursuant to the written consent to shareholder action taken on June 3, 2002. Mr. Lewis has loaned us several thousand dollars in order to keep us in good standing in our reporting obligations. We have not yet determined how we are going to re-pay him on these loans and he has not, as yet, put any demand on us for payment.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than Mr. Lewis's loans to us as disclosed elsewhere herein, there have been no other transactions between us and the directors or officers or any member of any such person's immediate family.

Like any other corporate officer or director, each director and officer is subject to the doctrine of usurpation of corporate opportunities only insofar as it applies to business opportunities in which we have indicated an interest, either through our proposed business plan or by way of an express statement of interest contained in our minutes. If any directors or officers are presented in the future with business opportunities that may conflict with business interests identified us, such opportunities must be promptly disclosed to the Board of Directors and made available to us. In the event that the Board rejects an opportunity so presented, and only in that event, can one of our officers and directors avail themselves or herself of such opportunity. In spite of these eventualities, every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful. Being a Nevada corporation, we are legally obligated to comply with, among other provisions of Nevada law, NRS 78.140 titled "Restrictions on transactions involving interested directors or officers; compensation of directors."

Our current sole officer and director is engaged in other businesses, either individually or through business entities in which she may have an interest, hold an office or serve on the boards of directors. Ms. Ross also has other employment to which she devotes a major or significant portion of her time. Certain conflicts of interest, therefore, may arise between us and Ms. Ross. We believe, however, that these conflicts can be resolved through the exercise by Ms. Ross, or anyone who might replace her, of reasonable judgment consistent with his and her respective fiduciary duties to the Company. Our officers and directors intend to resolve such conflicts in favor of the best interests of the Company.

We have not been a party to any transaction, or proposed transaction, in which any director, executive officer, or principal shareholder had or will have a direct or indirect material interest, where: (1) the amount involved in the transaction or series of similar transactions exceeds $60,000; or (2) the person's interest arises solely from the ownership of our securities, and the person receives no extra or special benefit not shared equally (pro rata) by all holders of the same class of securities.

The Board of Directors has not adopted or approved any policy regarding future transactions with related third parties.

ITEM 13. EXHIBITS.

On or about December 13, 2004, we filed a Form 8-K announcing the resignation of our prior principal officer and director, Mr. Gary C. Lewis. Mr. Lewis resigned for personal and family reasons and not because of, or the result of, any disagreement with Ms. Ross or our auditors. Since this Form 8-K is the last document we have filed on Edgar, we are not incorporating it by reference. As stated above, on September 7, 2004, we issued a press release announcing the hiring of Ms. Carol Shreeve of Carol Shreeve Publishing to assist us in increasing sales. This press release was attached as Ex. "99" to our Form 10-QSB filed for our third quarter ended September 30, 2004. Reference is therefore made to our two last Edgar filings.

Exhibit No.                      Exhibit
-----------           ------------------------------------

31                    302 Certification of Mary E. Ross

32.1                  906 Certification of Mary E. Ross



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

Aggregate fees for professional services rendered us by Madsen & Associates, LLC for the years ended December 31, 2004 and 2003 are set forth below. The aggregate fees included in the Audit category are fees billed for the year-end audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the calendar years indicated.


                               YEAR 2004          YEAR 2003

AUDIT FEES                       3,225         $   3,985
AUDIT-RELATED FEES               2,350             2,496
TAX FEES                           200               200
ALL OTHER FEES                       -                 -
                            ----------         ---------
     TOTAL                     $ 5,575         $   6,681

Audit fees for the years ended December 31, 2004 and 2003 were for professional services rendered for the audits of our consolidated financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-QSB, consents and other assistance required to complete the year-end audit of our consolidated financial statements.

Audit-Related Fees as of the years ended December 31, 2004 and 2003 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2004 and 2003 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2004 and 2003.

As we do not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c) (7)(i)(C) under Regulation S-X. Further, as we do not have a formal audit committee, we do not have, at this time, audit committee pre-approval policies and procedures.

                          SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, LIGHTEN UP ENTERPRISES INTERNATIONAL, INC., Inc., has duly caused this amended Annual Report on Form 10-KSB for its fiscal year ended December 31, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

      LIGHTEN UP ENTERPRISES INTERNATIONAL, INC., Issuer



Dated: 2/18/2005              By:   /s/ Mary E. Ross
                              -----------------------------------------------
                              Mary E. Ross, Chairman of the Board, President,
                              Chief Executive Officer (CEO), Chief or
                              Principal Financial Officer (CFO), and Principal
                              Accounting Officer, Secretary and Treasurer