Form 10QSB
period 2005-03-31
LIGHTEN UP ENTERPRISES INTERNATIONAL INC
filed 2005-05-19
CIK 1203957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2005

     ( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         COMMISSION FILE NUMBER: 0-50073

                   LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.


        (Exact name of small business issuer as specified in its charter)


              NEVADA                                      87-0576481
     (State of incorporation)                      (I.R.S. EMPLOYER ID NO.)

          2200 Powell Street, Suite 675
                  Emeryville, CA                            94608
     (Address of principal executive offices)             (Zip Code)


                                 (510) 601-2000
                (Issuer's telephone number, including area code)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding as of May 15, 2005
      ----------------------------        --------------------------------------
      Common Stock,                                 46,112,448 SHARES
      $0.0001 par value per share

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004

================================================================================

                                                                    MAR 31,        DEC 31,
                                                                     2005           2004
                                                                   ---------      ---------
ASSETS
CURRENT ASSETS

    Cash                                                           $       2      $      37
                                                                   ---------      ---------
         Total Current Assets                                              2      $      37
                                                                   ---------      =========

LIABILITIES  AND  STOCKHOLDERS'  DEFICIENCY
CURRENT LIABILITIES

    Accounts payable                                               $      --      $     787
    Accrued liabilities - related party                              151,965        130,382
                                                                   ---------      ---------
         Total Current Liabilities                                   151,965        131,169
                                                                   ---------      ---------

LONG TERM NOTE PAYABLE AND
         ACCRUED INTEREST- related party                              42,322         41,152
                                                                   ---------      ---------

STOCKHOLDERS'  DEFICIENCY

    Preferred stock
         10,000,000 shares authorized at $.0001 par value;
         no shares issued                                                 --             --
    Common stock
         50,000,000 shares authorized at $.0001 par value;
25,040,000 shares issued and outstanding                               2,504          2,504
    Capital in excess of par value                                   221,403        221,403
    Deficit accumulated during the development stage                (418,192)      (396,191)
                                                                   ---------      ---------
         Total Stockholders' Deficiency                             (194,285)      (172,284)
                                                                   ---------      ---------

                                                                   $       2      $      37
                                                                   =========      =========



    The accompanying notes are an integral part of these financial statements

            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2005, AND 2004 AND THE
    PERIOD JUNE 25, 1996 (DATE OF INCEPTION OF SUBSIDIARY) TO MARCH 31, 2005

================================================================================

                                                MAR 31,           MAR 31,       JUN 25, 1996 TO
                                                 2005              2004          MAR  31, 2005
                                               ---------         ---------      ---------------

REVENUES - book sales                          $      --         $     613         $  32,210

COST OF SALES                                         --                --            29,548
                                               ---------         ---------         ---------

    Gross profit (loss)                               --               613             2,662
                                               ---------         ---------         ---------

EXPENSES

    Administrative                                11,394            11,022           195,980
    Marketing                                      9,887             9,887           219,671
                                               ---------         ---------         ---------
                                                  21,281            20,909           415,651
                                               ---------         ---------         ---------
NET LOSS  - before other expenses                (21,281)          (20,296)         (412,989)

OTHER EXPENSES

    Interest expense                                (720)             (446)           (5,203)
                                               ---------         ---------         ---------

NET  LOSS                                      $ (22,001)        $ (20,742)        $(418,192)
                                               =========         =========         =========


NET PROFIT (LOSS) PER COMMON
    SHARE

    Basic and diluted                          $      --         $      --
                                               ---------         ---------

AVERAGE  OUTSTANDING
    SHARES - (stated in 1,000's)

    Basic                                         25,040            25,040
                                               ---------         ---------

    The accompanying notes are an integral part of these financial statements

            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE THREE MONTHS ENDED MARCH 31, 2005, AND 2004 AND THE PERIOD
        JUNE 25, 1996 (DATE OF INCEPTION OF SUBSIDIARY) TO MARCH 31, 2005

================================================================================

                                                                                            JUN 25, 1996
                                                                MAR 31,        MAR 31,       TO MAR 31,
                                                                 2005           2004           2005
                                                               ---------      ---------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net profit (loss)                                           $ (22,001)     $ (20,742)     $(418,192)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

             Changes in accounts payable                          21,516         19,896        157,168
             Capital stock issued for expenses                        --             --        225,880
             Changes in assets and liabilities - net
               of effects from purchase of KHF                        --             --         (1,973)
                                                               ---------      ---------      ---------

             Net Change in Cash from Operations                     (485)          (846)       (37,117)
                                                               ---------      ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES                                  --             --             --
                                                               ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from note payable                                    450             --         37,119
                                                               ---------      ---------      ---------

   Net Increase (Decrease) in Cash                                   (35)          (846)             2

   Cash at Beginning of Period                                        37          1,537             --
                                                               ---------      ---------      ---------

   Cash at End of Period                                       $       2      $     691      $       2
                                                               =========      =========      =========



    The accompanying notes are an integral part of these financial statements

            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

================================================================================

1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on January 29, 1998 with authorized common stock of 50,000,000 shares at a par value of $.001 and 10,000,000 preferred shares at a par value of $.001 with the name "K.H.F. Technologies"(KHF). The terms of the preferred shares have not been determined by the directors of the Company. On May 5, 2000, the par value of the common stock and the preferred stock was changed to $.0001. On June 3, 2002 the name of the Company was changed to "Lighten Up Enterprises International, Inc."

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

Lighten Up Enterprises LLC was organized in the state of Utah on June 6, 1996 and is in the business of developing, publishing, marketing, and selling a cook book of recipes. Its only asset consists of the copyright interests in a published book "Lighen Up:The Art of Low Fat Gourmet Cooking" written by Ms. Ross. The Company is in the development stage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING METHODS

The Company recognizes income and expenses based on the accrual method of accounting.

DIVIDEND POLICY

The Company has not yet adopted a policy regarding payment of dividends.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the assets and liabilities of the Company and its wholly owned subsidiary, Lighten Up Enterprises LLC (LE). The statement of operations includes the historical operations of the subsidiary from its inception and operations of the Company from May 30, 2002. All intercompany transactions have been eliminated.

            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2005

================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. During April 2005 the Company had a substantial change in its stockholders and the net operating loss available for carry forward has not been determined.

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

FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including cash, and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

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

            LIGHTEN UP ENTERPRISES INTERNATIONAL, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2005

================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ADVERTISING AND MARKET DEVELOPMENT

The Company expenses advertising and market development costs as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. LONG TERM NOTE PAYABLE - OFFICER

The Company has a 7%, unsecured, note payable due to an officer of $42,322, including accrued interest, due on May 30, 2006.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-director's have acquired 89% of the outstanding common shares of the Company. An officer-director has made 7% interest bearing loans to the Company outlined in note 3. The Company has accrued an account payable of $151,965 due an officer for services rendered, including $13,483 for the current quarter.

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

6. SUBSEQUENT EVENTS

REVERSE MERGER TRANSACTION

OVERVIEW. On April 6, 2005, Lighten Up Enterprises International, Inc., a Nevada corporation, completed a reverse merger transaction, in which it caused LTUP Acquisition Corp., a Delaware corporation and newly-created, wholly-owned subsidiary of Lighten Up Enterprises International, to merge with and into Bionovo, Inc., a Delaware corporation. Bionovo is a drug discovery and development company focusing on cancer and women's health.

As a result of the merger, Bionovo will continue as a wholly-owned subsidiary of Lighten Up Enterprises International, and Bionovo's former security holders acquired a majority of the outstanding shares of common stock of Lighten Up Enterprises International. The reverse merger was consummated under Delaware law and pursuant to an Agreement of Merger and Plan of Reorganization, dated as of April 6, 2005 (the Merger Agreement), a copy of which is filed as an exhibit to the Form 8-K dated April 6, 2005 and filed with the SEC on April 8, 2005. Immediately prior to the closing of the reverse merger, Bionovo completed a private offering of Units to accredited investors at a price of $100,000 per Unit. Each Unit was comprised of 200,000 shares of Bionovo common stock and warrants to purchase 25,000 shares of Bionovo common stock for $0.75 per share and 25,000 shares of Bionovo common stock for $1.00 per share exercisable for a period of five years. Bionovo sold 80.955 Units and received gross proceeds of $8,095,500 at the closing of the private offering. Concurrent with the closing of the Bionovo private offering, convertible secured promissory notes in the aggregate principal amount of $450,000 were converted in accordance with their terms into 1,251,448 shares of Bionovo common stock.

Lighten Up Enterprises International intends to reincorporate the company to Delaware from Nevada and change the name of the public company to Bionovo, Inc., upon stockholder approval. In connection with the name change, the company will seek a new trading symbol.

THE MERGER. Pursuant to the Merger Agreement, at closing, stockholders of Bionovo received one share of Lighten Up Enterprises International common stock for each share of Bionovo common stock in the merger. At closing, Lighten Up Enterprises International issued 37,842,448 shares of its common stock to the former stockholders of Bionovo, which included the investors in Bionovo's private offering, representing approximately 90.4% of the outstanding Lighten Up Enterprises International common stock following the merger, in exchange for 100% of the outstanding capital stock of Bionovo. The consideration issued in the merger was determined as a result of arm's-length negotiations between the parties. In addition, all warrants issued by Bionovo to purchase shares of Bionovo common stock outstanding immediately prior to the merger were amended to become warrants to purchase common stock of Lighten Up Enterprises International on the same terms and conditions as those warrants issued by Bionovo, including the number of shares issuable upon the exercise of the warrants. Immediately prior to the closing of the merger, all outstanding Bionovo warrants were exercisable for 6,445,394 shares of Bionovo common stock, which included the warrants issued in Bionovo's private offering. At the closing of the merger, these warrants were amended to become warrants to purchase the same number of shares of Lighten Up Enterprises International common stock. Further, all stock options issued by Bionovo under its Stock Incentive Plan and otherwise to purchase shares of Bionovo common stock outstanding immediately prior to the merger were amended to become stock options to purchase common stock of Lighten Up Enterprises International on the same terms and conditions as those stock options issued by Bionovo, including the number of shares issuable upon the exercise of such stock options. Immediately prior to the closing of the merger, all outstanding Bionovo stock options were exercisable for 1,884,465 shares of Bionovo common stock. At the closing of the merger, these stock options were amended to become stock options to purchase the same number of shares of Lighten Up Enterprises International common stock. Also as part of the merger, Lighten Up Enterprises International assumed Bionovo's Stock Incentive Plan which is intended to promote the success of Lighten Up Enterprises International and the interests of its stockholders by attracting, motivating, retaining and rewarding certain officers, employees, directors and other eligible persons with awards and incentives for high levels of individual performance and improved financial performance of Lighten Up Enterprises International. Under the plan, which will be submitted to the stockholders of Lighten Up Enterprises International to obtain their authorization of the assumption of the plan, 3,600,000 unissued shares of common stock are reserved for issuance upon the exercise of stock options granted and available to be granted and restricted stock awards available to be granted.

In connection with the merger, a total of 21,040,000 shares of Lighten Up Enterprises International common stock owned by Mary E. Ross and Gary Lewis were repurchased by Lighten Up Enterprises International in consideration of Lighten Up Enterprises International's agreement to sell its historical business and then cancelled at the closing of the merger. Immediately following the closing, Lighten Up Enterprises International sold to Ms. Ross its historical book publishing and marketing operations. Giving effect to the cancellation of these stockholders' shares, there were 4,000,000 shares of common stock of Lighten Up Enterprises International outstanding before the impact of the stock issuances in the merger. The 4,000,000 shares constituted Lighten Up Enterprises International's "public float" prior to the merger.

After the closing of the merger, Lighten Up Enterprises International had outstanding 41,842,448 shares of common stock, warrants to purchase 8,425,024 shares of common stock, inclusive of the warrants issued to advisors in connection with the merger as described below, and stock options to purchase 1,884,465 shares of common stock.

The shares of Lighten Up Enterprises International common stock issued to former holders of Bionovo common stock, including the investors in the Bionovo private offering, in connection with the merger, were not registered under the Securities Act of 1933, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Certificates representing these shares contain a legend stating the same.

In connection with the Bionovo private offering, placement agents received an aggregate cash payment of $854,550 and warrants to purchase 1,709,100 shares of Bionovo common stock at $0.50 per share which were amended in the merger to become warrants to purchase Lighten Up Enterprises International common stock as described above. In connection with the merger, advisors received an aggregate cash payment of $100,000 and warrants to purchase 1,979,630 shares of Lighten Up Enterprises International common stock at $0.01 per share.

MANAGEMENT. Pursuant to the Merger Agreement, at the closing of the merger, the board of directors of Lighten Up Enterprises International was increased from one to four directors, and Isaac Cohen was appointed to serve until the next annual meeting of stockholders. Upon compliance with Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 under that act, pursuant to the Merger Agreement, David Naveh and Mary Tagliaferri will be appointed to serve as directors of Lighten Up Enterprises International until the next annual meeting of stockholders. In connection with the appointment of these two directors, Mary
E. Ross, the sole remaining member of the board of directors of Lighten Up Enterprises International before the merger, will resign as a director of Lighten Up Enterprises International. In addition, at the closing of the merger, Mary E. Ross resigned as an officer of Lighten Up Enterprises International, and the board of directors appointed Mr. Cohen as Chairman of the Board, President, Chief Executive Officer and Chief Scientific Officer and Dr. Tagliaferri as Vice President, Chief Regulatory Officer, Secretary and Treasurer of Lighten Up Enterprises International.

ACCOUNTING TREATMENT. The merger is being accounted for as a reverse merger, since the stockholders of Bionovo own a majority of the outstanding shares of common stock of Lighten Up Enterprises International immediately following the merger. Bionovo is deemed to be the acquiror in the reverse merger and, consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements will be those of Bionovo and will be recorded at the historical cost basis of Bionovo, except as otherwise required with respect to this Form 10-QSB by the rules and regulations of the SEC. Lighten Up Enterprises International intends to carry on Bionovo's business as a wholly-owned subsidiary.

CORPORATE OFFICES. Lighten Up Enterprises International has relocated its executive offices to those of Bionovo at 2200 Powell Street, Suite 675, Emeryville, California 94608. Its telephone number is (510) 601-2000.

UNREGISTERED SECURITIES OFFERING

As disclosed above, Bionovo completed a private offering of Units which was consummated immediately prior to the reverse merger. On May 5, 2005, Lighten Up Enterprises International completed a private offering of Units upon terms similar to those provided in Bionovo's private offering. Units of Lighten Up Enterprises International were privately offered at $100,000, where each Unit was comprised of 200,000 shares of our common stock, and five year warrants to purchase 25,000 shares of our common stock at an exercise price of $0.75 per share and 25,000 shares of our common stock at $1.00 per share. The aggregate number of Units offered in the Lighten Up Enterprises International private offering was 39.045 Units ($3,904,500), of which 21.35 Units were sold on May 5, 2005 for total gross proceeds of $2,135,000. The aggregate number and type of securities issued in the Lighten Up Enterprises International private offering, excluding securities issued to the placement agents for the offering, was 4,270,000 shares of our common stock and warrants to purchase 533,750 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 533,750 shares of our common stock at an exercise price of $1.00 per share. Placement agents in the Lighten Up Enterprises International private offering received an aggregate cash payment equal to 10% of the gross proceeds of the offering, or $213,500, and five year warrants to purchase 427,000 shares of our common stock at an exercise price of $0.50 per share.

The above private offerings were made solely to "accredited investors," as that term is defined in Regulation D under the Securities Act of 1933.

Under the terms of the above private offerings, we agreed to file a "resale" registration statement with the SEC on or before July 5, 2005 covering the shares of Lighten Up Enterprises International common stock issued, or issuable pursuant to the exercise of the warrants issued, to investors in the private offerings. We will use our best efforts to have such "resale" registration statement declared effective by the SEC as soon as possible and, in any event, within 180 days (or 210 days if the registration statement is reviewed by the SEC) after April 6, 2005. If the registration statement is not filed or is, for any reason, not declared effective within the foregoing time periods, we will be obligated to pay liquidated damages to the investors in the private offerings. Liquidated damages, if any, will be paid in cash in an amount equal to 1% of the investor's paid subscription amount for the first 30 days (or part thereof) after the relevant date (i.e., filing date or effective date), and for any subsequent 30-day period (or part thereof), thereafter. We will be obligated to maintain the effectiveness of the "resale" registration statement until the date when all securities registered under the registration statement (i) have been sold pursuant to the registration statement or an exemption from the registration requirements of the Securities Act of 1933 or (ii) may be sold without any volume or other restrictions pursuant to Rule 144(k) under the Securities Act of 1933.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated interim financial statements and the notes to those statements appearing elsewhere in this report and our audited consolidated and combined financial statements and the notes thereto for the year ended December 31, 2004, appearing in the 2004 Form 10-KSB.

This Quarterly Report on Form 10-QSB contains "forward-looking" statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as "may," "will," "should," "expects," "anticipates," "intends," "plans," "believes," "estimates," "predicts," "potential," "continues" and similar expressions are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to those found under the caption "Risk Factors" in our 2004 Form 10-KSB. We specifically disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

RESULTS OF OPERATIONS

OVERVIEW

Two years ago, in May 2002, Lighten Up Enterprises International, Inc. (hereinafter also referred to as "we", "us", or "the Company") acquired Mary Ross's 100% membership interest in Lighten Up Enterprises, LLC, a Utah limited liability company ("LLC"). This resulted in making the LLC a wholly owned subsidiary the Company. The LLC's primary property is Mary Ross's first edition low fat gourmet cookbook available for sale on the website, www.lowfatgourmet.com.

On April 6, 2005, Lighten Up Enterprises International, Inc., a Nevada corporation, completed a reverse merger transaction, in which it caused LTUP Acquisition Corp., a Delaware corporation and newly-created, wholly-owned subsidiary of Lighten Up Enterprises International, to merge with and into Bionovo, Inc., a Delaware corporation. Bionovo is a drug discovery and development company focusing on cancer and women's health.

As a result of the merger, Bionovo will continue as a wholly-owned subsidiary of Lighten Up Enterprises International, and Bionovo's former security holders acquired a majority of the outstanding shares of common stock, par value $.0001 per share, of Lighten Up Enterprises International. The reverse merger was consummated under Delaware law and pursuant to an Agreement of Merger and Plan of Reorganization, dated as of April 6, 2005 (the Merger Agreement). See "Subsequent Event."

THREE MONTH PERIOD ENDED MARCH 31, 2005 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2004

Book sales, since the date we acquired Mary Ross's membership interest in the LLC and have sought to commercialize our low fat gourmet cookbook property, including sales by the LLC prior to the acquisition, have been $32,210. During the twelve months ended December 31, 2004 and December 31, 2003, book sales were $4,087 and $14,666, respectively. For our first quarter ended March 31, 2005 books sales were $0 compared with book sales of $613 during our first quarter of the previous fiscal year ended March 31, 2004. This quarterly performance is a decrease in sales compared to the same period of the previous year. The contributing factor to the decrease was a problem encountered with the website that transacted book sales. Otherwise, we have no explanation for this reduction in sales compared to the same quarter of the previous year. Having said this, our sales for fiscal 2004 were a significant decrease over sales in fiscal 2003.

Book sales, to date, have been made primarily through retail distributors and do not include promotional copies of our cookbook given to distributors and others. Historically, book sales have also resulted from conferences, speaking engagements and seminars attended by, or featuring, Mary Ross. Book sales increased during fiscal 2003 because, among other reasons, our shopping cart on our web site became operational. Reference is made to www.lowfatgourmet.com. Unfortunately, no book sales were made during the first quarter of 2005, which was not expected. We have no definitive explanation for this and attribute it primarily to the fact that we believe our retail distributors have not been aggressive enough in promoting and featuring our book. Our lack of sales for the quarter ended March 31, 2005 compared to sales for the same quarter of last year occurred regardless of Ms. Ross's continued exposure on her weekly television show in which her cookbook and low fat gourmet recipes are featured and demonstrated. Again, we have no explanation for this decrease.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $372 to $11,394, for quarter ended March 31, 2005, as compared to $11,022 in the prior three-month period. The increase for the current three-month period was primarily due to the higher general and administration related expenses incurred in the first quarter of 2005.

SALES AND MARKETING

Sales and marketing expenses include salaries and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses of $9,887 were identical for the quarter ended March 31, 2005 and the comparable period in 2004.

Pursuant to the reverse merger, no future business activity will take place to promote the cookbook. See "Subsequent Event."

LIQUIDITY AND CAPITAL REQUIREMENTS

During the first quarter ended March 31, 2005, we incurred, and are continuing to incur, accounting and legal fees and costs in connection with maintaining our status as a "reporting company." We had a net loss for the quarter ended March 31, 2005 of $22,001. Historically, we have funded our expenses with proceeds from cookbook sales and loans from Mary Ross, a current director and former officer, and Gary Lewis, a former director and officer. Our working capital deficiency as of March 31, 2005, was $151,963. As of the same date, we had $2 in our checking account. In connection with the reverse merger transaction, Mary Ross and Gary Lewis forgave amounts owed to each of them by us, and declared that as of the date of the reverse merger we have no outstanding indebtedness to either of them.

Pursuant to the reverse merger transaction with Bionovo, no future business activity will take place to promote the cookbook. In addition, as discussed below in "Subsequent Event" additional capital has been raised to provide funding of Bionovo's business activities. See "Subsequent Event."

Management expects that it will continue to use equity, debt and other arrangements to fund our business plan to the extent such is or may be necessary. We also cannot assure anyone that we will be able to develop any sources of financing in the future. See "Subsequent Event."

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SUBSEQUENT EVENT

         REVERSE MERGER TRANSACTION

OVERVIEW. On April 6, 2005, Lighten Up Enterprises International, Inc., a Nevada corporation, completed a reverse merger transaction, in which it caused LTUP Acquisition Corp., a Delaware corporation and newly-created, wholly-owned subsidiary of Lighten Up Enterprises International, to merge with and into Bionovo, Inc., a Delaware corporation. Bionovo is a drug discovery and development company focusing on cancer and women's health.

As a result of the merger, Bionovo will continue as a wholly-owned subsidiary of Lighten Up Enterprises International, and Bionovo's former security holders acquired a majority of the outstanding shares of common stock of Lighten Up Enterprises International. The reverse merger was consummated under Delaware law and pursuant to an Agreement of Merger and Plan of Reorganization, dated as of April 6, 2005 (the Merger Agreement), a copy of which is filed as an exhibit to the Form 8-K dated April 6, 2005 and filed with the SEC on April 8, 2005. Immediately prior to the closing of the reverse merger, Bionovo completed a private offering of Units to accredited investors at a price of $100,000 per Unit. Each Unit was comprised of 200,000 shares of Bionovo common stock and warrants to purchase 25,000 shares of Bionovo common stock for $0.75 per share and 25,000 shares of Bionovo common stock for $1.00 per share exercisable for a period of five years. Bionovo sold 80.955 Units and received gross proceeds of $8,095,500 at the closing of the private offering. Concurrent with the closing of the Bionovo private offering, convertible secured promissory notes in the aggregate principal amount of $450,000 were converted in accordance with their terms into 1,251,448 shares of Bionovo common stock.

Lighten Up Enterprises International intends to reincorporate the company to Delaware from Nevada and change the name of the public company to Bionovo, Inc., upon stockholder approval. In connection with the name change, the company will seek a new trading symbol.

THE MERGER. Pursuant to the Merger Agreement, at closing, stockholders of Bionovo received one share of Lighten Up Enterprises International common stock for each share of Bionovo common stock in the merger. At closing, Lighten Up Enterprises International issued 37,842,448 shares of its common stock to the former stockholders of Bionovo, which included the investors in Bionovo's private offering, representing approximately 90.4% of the outstanding Lighten Up Enterprises International common stock following the merger, in exchange for 100% of the outstanding capital stock of Bionovo. The consideration issued in the merger was determined as a result of arm's-length negotiations between the parties. In addition, all warrants issued by Bionovo to purchase shares of Bionovo common stock outstanding immediately prior to the merger were amended to become warrants to purchase common stock of Lighten Up Enterprises International on the same terms and conditions as those warrants issued by Bionovo, including the number of shares issuable upon the exercise of the warrants. Immediately prior to the closing of the merger, all outstanding Bionovo warrants were exercisable for 6,445,394 shares of Bionovo common stock, which included the warrants issued in Bionovo's private offering. At the closing of the merger, these warrants were amended to become warrants to purchase the same number of shares of Lighten Up Enterprises International common stock. Further, all stock options issued by Bionovo under its Stock Incentive Plan and otherwise to purchase shares of Bionovo common stock outstanding immediately prior to the merger were amended to become stock options to purchase common stock of Lighten Up Enterprises International on the same terms and conditions as those stock options issued by Bionovo, including the number of shares issuable upon the exercise of such stock options. Immediately prior to the closing of the merger, all outstanding Bionovo stock options were exercisable for 1,884,465 shares of Bionovo common stock. At the closing of the merger, these stock options were amended to become stock options to purchase the same number of shares of Lighten Up Enterprises International common stock. Also as part of the merger, Lighten Up Enterprises International assumed Bionovo's Stock Incentive Plan which is intended to promote the success of Lighten Up Enterprises International and the interests of its stockholders by attracting, motivating, retaining and rewarding certain officers, employees, directors and other eligible persons with awards and incentives for high levels of individual performance and improved financial performance of Lighten Up Enterprises International. Under the plan, which will be submitted to the stockholders of Lighten Up Enterprises

International to obtain their authorization of the assumption of the plan, 3,600,000 unissued shares of common stock are reserved for issuance upon the exercise of stock options granted and available to be granted and restricted stock awards available to be granted.

In connection with the merger, a total of 21,040,000 shares of Lighten Up Enterprises International common stock owned by Mary E. Ross and Gary Lewis were repurchased by Lighten Up Enterprises International in consideration of Lighten Up Enterprises International's agreement to sell its historical business and then cancelled at the closing of the merger. Immediately following the closing, Lighten Up Enterprises International sold to Ms. Ross its historical book publishing and marketing operations. Giving effect to the cancellation of these stockholders' shares, there were 4,000,000 shares of common stock of Lighten Up Enterprises International outstanding before the impact of the stock issuances in the merger. The 4,000,000 shares constituted Lighten Up Enterprises International's "public float" prior to the merger.

After the closing of the merger, Lighten Up Enterprises International had outstanding 41,842,448 shares of common stock, warrants to purchase 8,425,024 shares of common stock, inclusive of the warrants issued to advisors in connection with the merger as described below, and stock options to purchase 1,884,465 shares of common stock.

The shares of Lighten Up Enterprises International common stock issued to former holders of Bionovo common stock, including the investors in the Bionovo private offering, in connection with the merger, were not registered under the Securities Act of 1933, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Certificates representing these shares contain a legend stating the same.

In connection with the Bionovo private offering, placement agents received an aggregate cash payment of $854,550 and warrants to purchase 1,709,100 shares of Bionovo common stock at $0.50 per share which were amended in the merger to become warrants to purchase Lighten Up Enterprises International common stock as described above. In connection with the merger, advisors received an aggregate cash payment of $100,000 and warrants to purchase 1,979,630 shares of Lighten Up Enterprises International common stock at $0.01 per share.

MANAGEMENT. Pursuant to the Merger Agreement, at the closing of the merger, the board of directors of Lighten Up Enterprises International was increased from one to four directors, and Isaac Cohen was appointed to serve until the next annual meeting of stockholders. Upon compliance with Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 under that act, pursuant to the Merger Agreement, David Naveh and Mary Tagliaferri will be appointed to serve as directors of Lighten Up Enterprises International until the next annual meeting of stockholders. In connection with the appointment of these two directors, Mary
E. Ross, the sole remaining member of the board of directors of Lighten Up Enterprises International before the merger, will resign as a director of Lighten Up Enterprises International. In addition, at the closing of the merger, Mary E. Ross resigned as an officer of Lighten Up Enterprises International, and the board of directors appointed Mr. Cohen as Chairman of the Board, President, Chief Executive Officer and Chief Scientific Officer and Dr. Tagliaferri as Vice President, Chief Regulatory Officer, Secretary and Treasurer of Lighten Up Enterprises International.

ACCOUNTING TREATMENT. The merger is being accounted for as a reverse merger, since the stockholders of Bionovo own a majority of the outstanding shares of common stock of Lighten Up Enterprises International immediately following the merger. Bionovo is deemed to be the acquiror in the reverse merger and, consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements will be those of Bionovo and will be recorded at the historical cost basis of Bionovo, except as otherwise required with respect to this Form 10-QSB by the rules and regulations of the SEC. Lighten Up Enterprises International intends to carry on Bionovo's business as a wholly-owned subsidiary.

CORPORATE OFFICES. Lighten Up Enterprises International has relocated its executive offices to those of Bionovo at 2200 Powell Street, Suite 675, Emeryville, California 94608. Its telephone number is (510) 601-2000.

         UNREGISTERED SECURITIES OFFERING

As disclosed above, Bionovo completed a private offering of Units which was consummated immediately prior to the reverse merger. On May 5, 2005, Lighten Up Enterprises International completed a private offering of Units upon terms similar to those provided in Bionovo's private offering. Units of Lighten Up Enterprises International were privately offered at $100,000, where each Unit was comprised of 200,000 shares of our common stock, and five year warrants to purchase 25,000 shares of our common stock at an exercise price of $0.75 per share and 25,000 shares of our common stock at $1.00 per share. The aggregate number of Units offered in the Lighten Up Enterprises International private offering was 39.045 Units ($3,904,500), of which 21.35 Units were sold on May 5, 2005 for total gross proceeds of $2,135,000. The aggregate number and type of securities issued in the Lighten Up Enterprises International private offering, excluding securities issued to the placement agents for the offering, was 4,270,000 shares of our common stock and warrants to purchase 533,750 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 533,750 shares of our common stock at an exercise price of $1.00 per share. Placement agents in the Lighten Up Enterprises International private offering received an aggregate cash payment equal to 10% of the gross proceeds of the offering, or $213,500, and five year warrants to purchase 427,000 shares of our common stock at an exercise price of $0.50 per share.

The above private offerings were made solely to "accredited investors," as that term is defined in Regulation D under the Securities Act of 1933.

Under the terms of the above private offerings, we agreed to file a "resale" registration statement with the SEC on or before July 5, 2005 covering the shares of Lighten Up Enterprises International common stock issued, or issuable pursuant to the exercise of the warrants issued, to investors in the private offerings. We will use our best efforts to have such "resale" registration statement declared effective by the SEC as soon as possible and, in any event, within 180 days (or 210 days if the registration statement is reviewed by the SEC) after April 6, 2005. If the registration statement is not filed or is, for any reason, not declared effective within the foregoing time periods, we will be obligated to pay liquidated damages to the investors in the private offerings. Liquidated damages, if any, will be paid in cash in an amount equal to 1% of the investor's paid subscription amount for the first 30 days (or part thereof) after the relevant date (i.e., filing date or effective date), and for any subsequent 30-day period (or part thereof), thereafter. We will be obligated to maintain the effectiveness of the "resale" registration statement until the date when all securities registered under the registration statement (i) have been sold pursuant to the registration statement or an exemption from the registration requirements of the Securities Act of 1933 or (ii) may be sold without any volume or other restrictions pursuant to Rule 144(k) under the Securities Act of 1933.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Treasurer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and Treasurer concluded that, subject to the limitations noted herein, as of March 31, 2005, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

CHANGES IN INTERNAL CONTROLS

There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including our CEO and Treasurer, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[[None]]

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1 Section 302 Certification of Isaac Cohen

31.2 Section 302 Certification of Mary Tagliaferri

32.1 Section 906 Certification of Isaac Cohen

32.2 Section 906 Certification of Mary Tagliaferri

(b) Reports on Form 8-K

February 25, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LIGHTEN UP ENTERPRISES INTERNATIONAL, INC.

                                      /s/ Isaac Cohen
                                      -------------------------------------
                                      Isaac Cohen
                                      Chief Executive Officer and President

                           CERTIFICATION AND EXHIBITS
                               INDEX OF EXHIBITS


Exhibit 31.1   Section 302   Certification of Isaac Cohen

Exhibit 31.2   Section 302   Certification of Mary Tagliaferri

Exhibit 32.1   Section 906   Certification of Isaac Cohen

Exhibit 32.2   Section 906   Certification of Mary Tagliaferri