Form 10QSB
period 2005-06-30
BIONOVO, INC.
filed 2005-08-24
CIK 1203957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended June 30, 2005

      |_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period ____________ to ____________

                        Commission File Number 000-50073

                                  BIONOVO, INC.

        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                87-0576481
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

           2200 Powell Street
               Suite 675
         Emeryville, California                          94608
(Address of principal executive offices)               (Zip Code)

          Issuer's telephone number, including area code: 510-601-2000

                   Lighten Up Enterprises International, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common stock: 46,112,448 shares of $0.001 par value Common Stock outstanding as of August 24, 2005

                                  BONOVO, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
                                                                            Page

Item 1.  Financial Statements (Unaudited)...............................  3 - 15
Item 2   Management's Discussion and Analysis or Plan of Operations..... 16 - 26
Item 3   Controls and Procedures........................................      26

PART II. OTHER INFORMATION

Item 1   Legal Proceedings..............................................      26
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds....      27
Item 3   Defaults Upon Senior Securities................................      27
Item 4   Submission of Matters to a Vote of Securities Holders..........      27
Item 5   Other Information..............................................      27
Item 6   Exhibits.......................................................      27

                                  BIONOVO, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
              AND THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                TABLE OF CONTENTS

                                                                           Pages
Condensed Consolidated Financial Statements:
  Condensed Consolidated Balance Sheet (Unaudited)                             4
  Condensed Consolidated Statements of Operations (Unaudited)                  5
  Condensed Consolidated Statement of Stockholders' Equity
    (Deficit) (Unaudited)                                                      6
  Condensed Consolidated Statements of Cash Flows (Unaudited)                  7
  Notes to Condensed Consolidated Financial Statements (Unaudited)        8 - 15

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.) (A Development Stage Company)
Condensed Consolidated Balance Sheet (Unaudited)


                                                                     June 30,
                                                                       2005
                                                                   ------------
Assets

Current assets:
   Cash and cash equivalents                                       $  8,063,337
   Due from officers                                                      1,796
   Prepaid expenses and other current assets                             13,261
                                                                   ------------

         Total current assets                                         8,078,394

Property and equipment,
  net of accumulated depreciation                                        15,621

Other assets:
   Intangible assets - patent pending                                    11,264
                                                                   ------------

                                                                   $  8,105,279
                                                                   ============

Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued expenses                           $    265,133
   Deferred revenue                                                      15,000
   Warrant Liability                                                 18,300,694
                                                                   ------------
         Total current liabilities                                   18,580,827
                                                                   ------------

Deferred revenue                                                        110,000

Stockholders' Deficit:
   Common stock, $0.0001 par value
   Authorized shares - 100,000,000,
     issued and outstanding 46,112,448                                    4,611
   Additional paid-in capital                                         3,406,073
   Deferred Compensation                                                (12,354)
   Accumulated deficit                                              (13,983,878)
                                                                   ------------

         Total stockholders' deficit                                (10,585,548)
                                                                   ------------

                                                                   $  8,105,279
                                                                   ============

The accompanying notes form an integral part of the condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.) (A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)

                                                                                                                 Accumulated from
                                                                                                                 February 1, 2002
                                                Three months ended                    Six months ended          (Date of Inception)
                                             June 30,          June 30,           June 30,          June 30,            to
                                              2005              2004               2005              2004          June 30, 2005
                                         ----------------   --------------   ----------------   --------------  -------------------
Revenue                                  $          3,750           14,930   $          7,500           26,662  $            55,240

Cost of sales                                          --               --                 --               --                   --
                                         ----------------   --------------   ----------------   --------------  -------------------

Gross Profit                                        3,750           14,930              7,500           26,662               55,240
                                         ----------------   --------------   ----------------   --------------  -------------------

Operating expenses:
   Research and development                       228,601           11,961            356,654           33,193              654,433
   General and administrative                     418,842           13,534            548,200           44,097              847,071
   Merger cost                                    989,065               --          1,964,065               --            1,964,065
   Sales and marketing                              3,725           11,961              4,040           15,365               19,905
                                         ----------------   --------------   ----------------   --------------  -------------------

         Total operating expenses               1,640,233           37,456          2,872,959           92,655            3,485,474
                                         ----------------   --------------   ----------------   --------------  -------------------

Loss from operations                           (1,636,483)         (22,526)        (2,865,459)         (65,993)          (3,430,234)
                                         ----------------   --------------   ----------------   --------------  -------------------

Other income (expense):
Change in fair value of warrant
 liability                                    (10,439,380)              --        (10,439,380)              --          (10,439,380)
Interest expense recorded as
 amortization on convertible notes                (94,343)              --           (116,193)              --             (138,043)
   Interest expense                                    --               --             (7,007)              --              (14,507)
   Interest income                                 37,761               32             37,791              144               38,286
                                         ----------------   --------------   ----------------   --------------  -------------------

         Total other income (expense)         (10,495,962)              32        (10,524,789)             144          (10,553,644)
                                         ----------------   --------------   ----------------   --------------  -------------------

Loss before income
 taxes                                        (12,132,445)         (22,494)       (13,390,248)         (65,849)         (13,983,878)


Provision for income taxes                             --               --                 --               --                   --
                                         ----------------   --------------   ----------------   --------------  -------------------

Net loss                                 $    (12,132,445)  $      (22,494)  $    (13,390,248)  $      (65,849) $       (13,983,878)
                                         ================   ==============   ================   ==============  ===================

Net loss per share basic and diluted     $          (0.28)  $        (0.00)  $          (0.39)  $        (0.00) $             (0.54)
                                         ================   ==============   ================   ==============  ===================

Weighted average shares
 outstanding basic and diluted                 43,320,089       24,400,000         33,912,310       24,400,000           25,782,914
                                         ================   ==============   ================   ==============  ===================

The accompanying notes form an integral part of the condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.) (A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Inception through June 30, 2005

------------------------------------------------------------------------------------------------------------------------------------

                                                 Common Stock                                           Accumulated
                                       ----------------------------     Additional        Deferred      Deficit During
                                        Number of                        Paid-In             Stock      Development
                                          Shares          Amount         Capital      Compensation         Stage          Total
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at inception -
 (February 1, 2002)                      24,400,000    $      2,440    $     (2,440)   $       --      $       --      $       --
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2002               24,400,000           2,440          (2,440)           --              --              --

Net loss                                         --              --              --            --           (55,682)        (55,682)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2003               24,400,000           2,440          (2,440)           --           (55,682)        (55,682)

Noncash compensation
 expense for options issued                    --              --            30,000            --              --            30,000

Net loss                                       --              --              --              --          (537,948)       (537,948)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2004               24,400,000           2,440          27,560            --          (593,630)       (563,630)

Net loss (unaudited)                           --              --              --              --        (1,257,803)     (1,257,803)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2005 (unaudited)      24,400,000           2,440          27,560            --        (1,851,433)     (1,821,433)

Issuance of common stock for funds
 received by private placement
 net of financing cost (unaudited)       20,461,000           2,046       2,900,344            --              --         2,902,390
Issuance of common stock for
 conversion on notes payable
(unaudited)                               1,251,448             125         461,697            --              --           461,822
Amortization of deferred stock
 compensation (unaudited)                      --              --            16,472         (12,354)           --             4,118

Net loss (unaudited)                           --              --              --              --       (12,132,445)    (12,132,445)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, June 30, 2005 (unaudited)       46,112,448    $      4,611    $  3,406,073    $    (12,354)   $(13,983,878)   $(10,585,548)
                                       ============    ============    ============    ============    ============    ============

The accompanying notes form an integral part of the condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.) (A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                                 Accumulated from
                                                                                                 February 1, 2002
                                                                                                         to
                                                          Six months ended June 30,             (Date of Inception)
                                                         2005                   2004               June 30, 2005
                                                     ------------          ------------         ------------------
Cash flows provided by (used for) operating
 activities:
Net loss                                             $(13,390,248)         $    (65,849)         $(13,983,878)
                                                     ------------          ------------          ------------

Adjustments to reconcile net loss
 to net cash provided by (used for)
 operating activities:
   Noncash compensation expense for
    warrants issued                                     1,964,065                  --               1,994,065
   Amortization of note discount                          116,193                  --                 138,043
   Amortization of deferred stock
    compensation                                            4,118                  --                   4,118
   Change in fair value of warrant
    liability                                          10,439,380                  --              10,439,380
   Depreciation                                             2,870                 1,544                 7,781

Changes in assets and liabilities:
(Increase) decrease in assets:
Prepaid expenses                                          (13,261)               15,156               (13,261)

Increase (decrease) in liabilities:
Accounts payable and accrued expenses                      61,217                12,235               276,830
Deferred revenue                                           (7,500)               (7,500)              125,000
                                                     ------------          ------------          ------------

Total adjustments                                      12,567,082                21,435            12,971,956
                                                     ------------          ------------          ------------

Net cash provided by (used for)
 operating activities                                    (823,166)              (44,414)           (1,011,922)
                                                     ------------          ------------          ------------

Cash flows used for investing activities:
Acquisition of intangible assets                             --                    --                 (11,264)
Acquisition of fixed assets                                (8,632)               (8,885)              (23,402)
Advance to officers                                          --                  (1,796)               (1,796)
                                                     ------------          ------------          ------------

      Net cash used for investing activities               (8,632)              (10,681)              (36,462)
                                                     ------------          ------------          ------------

Cash flows provided by financing activities:

   Proceeds from issuance of common stock
    and warrants, net of financing cost                 8,749,122                  --               8,749,122
   Payments on convertible notes payable                  (50,000)                 --                 (50,000)
   Proceeds from convertible notes payable                   --                    --                 500,000
   Payments for financing costs for
    convertible notes                                        --                    --                 (87,401)
                                                     ------------          ------------          ------------

      Net cash provided by financing activities         8,699,122                  --               9,111,721
                                                     ------------          ------------          ------------

Net increase (decrease) in cash                         7,867,324               (55,095)            8,063,337

Cash, beginning of year                                   196,013                73,867                  --
                                                     ------------          ------------          ------------

Cash, end of period                                  $  8,063,337          $     18,772          $  8,063,337
                                                     ============          ============          ============

Supplemental disclosure of cash flow
 information:
Interest paid                                        $       --            $       --            $       --
                                                     ============          ============          ============

Income taxes paid                                    $       --            $       --            $      2,400
                                                     ============          ============          ============

Supplemental disclosure of noncash investing
 and financing activities:
   Noncash warrant expense for warrants issued       $  1,964,065                  --            $  1,994,065
                                                     ============          ============          ============

   Conversion of notes payable to common stock       $    450,000          $       --            $    450,000
                                                     ============          ============          ============
   Conversion of accrued interest payable            $     11,697          $       --            $     11,697
                                                     ============          ============          ============
   Issuance of common stock with reverse merger      $      4,000          $       --            $      4,000
                                                     ============          ============          ============

The accompanying notes form an integral part of the condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.) (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)   Business and Summary of Significant Accounting Policies:

      Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions under Regulations SB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of Bionovo Biopharmaceuticals, Inc., the Company's wholly-owned Delaware subsidiary, for the fiscal years ended December 31, 2004 and December 31, 2003 included in the Form 8-K filed by Bionovo, Inc. (the "Company") on June 3, 2005, which was amended on June 22, 2005, and June 27, 2005. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2005, and the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six-months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

      Formation and Business of the Company:

      On April 6, 2005, Bionovo Biopharmaceuticals, Inc. completed a reverse merger transaction with Lighten Up Enterprises International, Inc a Nevada corporation. Until the merger, Lighten Up Enterprises International, Inc., or Lighten Up, engaged in the development, publishing, marketing and sale of a cook book of recipes. Lighten Up discontinued these activities following the merger. Upon the closing of the merger, the directors and management of Bionovo Biopharmaceuticals became the directors and management of Lighten Up. On June 29, 2005, the Company reincorporated to Delaware and changed its name to Bionovo, Inc. Bionovo Biopharmaceuticals, Inc. continues as a wholly-owned, operating subsidiary of the Company.

      Bionovo Biopharmaceuticals, Inc. was incorporated and began operations in the State of California in February 2002 and subsequently reincorporated into the State of Delaware in March 2004. Until June 28, 2005, the name of Bionovo Biopharmaceuticals, Inc. was Bionovo, Inc. It changed its name to Bionovo Biopharmaceuticals, Inc. in order to facilitate the Company's corporate name change from Lighten Up Enterprises International, Inc. to Bionovo, Inc. The stock of the public company continues to be quoted on the OTC Bulletin Board under the new symbol BNVI.OB. The stockholders of the Bionovo Biopharmaceuticals, Inc. received stock of the public company representing approximately 90.4% of the common stock outstanding immediately after the reverse merger.

      Development Stage Company:

      The Company has not generated any significant revenue since inception. The accompanying financial statement has, therefore, been prepared using the accounting formats prescribed for a development stage enterprise (DSE). Although the Company has recognized some revenue, the Company still believes it is devoting substantial efforts on developing the business and, therefore, still qualifies as a DSE.

      Use of Estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Fair Value of Financial Instruments:

      The carrying amount of cash equivalents, accounts receivable, accounts payable, accrued expenses, warrant liability, and notes payable approximates their fair value either due to the short duration to maturity or a comparison to market interest rates for similar instruments.

      Cash:

      Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains the majority of its cash and cash equivalents at two major banks.

      Cash Concentration

      The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

      Property and Equipment:

      Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which generally range from three to five years.

      Impairment of Long-Lived Assets:

      The Company assesses the impairment of its long-lived assets periodically in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, the Company will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. When these undiscounted cash flows are less than the carrying amounts of the assets, the Company will record impairment losses to write the asset down to fair value, measured by the discounted estimated net future cash flows expected to be generated from the assets. To date there has been no impairment.

      Deferred Loan Costs:

      Deferred loan costs relate to the direct costs related to obtaining debt financing for the Company and will be amortized over the life of the debt using the effective interest method of accounting.

      Patent Costs:

      Intangible assets consist of patent licensing costs to date. If the patents are awarded, the costs will be amortized over the term of the patents. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made.

      Income Taxes:

      Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

      Deferred Revenue:

      Deferred revenue consists of upfront fees received for technology licensing that have not yet been recognized or earned.

      Convertible Notes Payable:

      In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument becomes convertible.

      On April 6, 2005, the holders of convertible promissory notes elected to convert $450,000 of the then outstanding $500,000 convertible promissory notes to common stock pursuant to the terms of the notes. The remaining $50,000 and applicable interest was repaid.

      Stock-Based Compensation:

      The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the market value of the Company's shares over the employee's exercise price. When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44 over the vesting period of the individual options.

      Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to nonemployees are valued using the Black-Scholes pricing model and expensed over the period services are provided.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company has not elected to adopt the fair value-based method of accounting for stock-based employee compensation under SFAS NO. 123. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements in the first quarter of fiscal year 2003.

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to Stock-Based Employee Compensation.

                                                   Three months ended June 30,
                                                  ------------------------------
                                                      2005             2004
                                                  ------------     ------------

      Net loss as reported                        $(12,132,445)    $    (22,494)

      Compensation recognized under APB 25                  --               --
      Compensation recognized under SFAS 123            (3,742)              --
                                                  ------------     ------------

      Pro-forma net loss                          $(12,136,187)    $    (22,494)
                                                  ============     ============

      Net loss per share:
      Basic and diluted -- as reported            $      (0.28)    $      (0.00)
                                                  ============     ============
      Basic and diluted -- pro-forma              $      (0.28)    $      (0.00)
                                                  ============     ============

                                                    Six months ended June 30,
                                                  ------------------------------
                                                      2005             2004
                                                  ------------     ------------

      Net loss as reported                        $(13,390,248)    $    (65,849)
      Compensation recognized under APB 25                  --               --
      Compensation recognized under SFAS 123            (3,742)        (100,000)
                                                  ------------     ------------

      Pro-forma net loss                          $(13,393,990)    $   (165,849)
                                                  ============     ============

      Net loss per share:
      Basic and diluted -- as reported            $      (0.39)    $      (0.00)
                                                  ============     ============
      Basic and diluted -- pro-forma              $      (0.39)    $      (0.00)
                                                  ============     ============

      For grants in the six months ended June 30, 2005 and 2004, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 4.0% and between 3.5% to 5.5% during the six months ended June 30, 2005 and 2004, respectively; (iii) expected volatility 90.00% and 0.01% during the six months ended June 30, 2005 and 2004, respectively; and (iv) an expected life of the stated life of the option. The fair value was determined using the Black-Scholes option-pricing model.

      The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

      Revenue Recognition:

      Revenue is generated from collaborative research and development arrangements, technology licenses, and government grants. To date only revenue from technology licenses has been received.

      Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of technology has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

      Technology license agreements are for a term of ten years and consist of nonrefundable upfront license fees and royalty payments. In accordance with Staff Accounting Bulletin 104, nonrefundable upfront license fees are recognized over the license term using the straight-line method of accounting when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of the Company's continuing research and development efforts.

      Research and Development:

      Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses and allocated facility costs. External expenses consist of costs associated with outsourced clinical research organization activities, sponsored research studies, product registration, and investigator sponsored trials. In accordance with SFAS No. 2, "Accounting for Research Development Costs", all such costs are charged to expense as incurred.

(2)   Recent Accounting Pronouncements:

      In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions--FSP FAS 109-1, Application of SFAS Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

      In March 2005, the FASB issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides additional guidance to the new stock option expensing provisions under SFAS 123(R). SAB 107 acknowledges that fair value estimates cannot predict actual future events and as long as the estimates are made in good faith, they will not be subsequently questioned no matter what the actual outcome. Historical volatility should be measured on an unweighted basis over a period equal to or longer than the expected option term or contractual term, depending on the option-pricing model that is used. Implied volatility is based on the market prices of a company's traded options or other financial instruments with option-like features, and is derived by entering the market price of the traded option into a closed-form model and solving for the volatility input. SAB 107 provides additional guidance for companies when estimating an option's expected term. In general, companies are not allowed to consider additional term reduction and the option term cannot be shorter than the vesting period. Companies are permitted to use historical stock option exercise experience to estimate expected term if it represents the best estimate for future exercise patterns. SAB 107 provides that companies should enhance MD&A disclosures related to equity compensation subsequent to adoption of Statement 123(R). SAB 107 provided that companies should provide all disclosures required by Statement 123 (R) in the first 10-Q filed after adoption of the new rules.

      In May 2005, the FASB issued SFAS No.154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of issuance of SFAS No 154. The Company is in the process of evaluating whether the adoption of SFAS 154 will have a significant impact on the Company's overall results of operations or financial position.

(3)   License Agreement:

      In 2003, the Company entered into a licensing and technology transfer agreement with a Taiwan biotech corporation wherein the rights to certain technology restricted to a certain geographic region were transferred to the Taiwan corporation for a period of 10 years, which will automatically renew for periods of 3 years, unless a 12-month written notice is given by either party to the agreement. The license agreement was for a one-time fee of $150,000 and future royalties based on 10% of future sales. Additional fees may be earned by the Company in the future for additional clinical work.

(4)   Convertible Notes Payable:

      The Company issued $500,000 of convertible notes payable on September 30, 2004. The notes are secured and bear interest at 6% per annum. Principal and interest are due on September 30, 2005. The notes are convertible into common stock at a conversion price equal to $0.4315 per share ($0.3596 post split price) of stock at the option of the holder prior to the due date. There are registration rights attached to the underlying shares of the convertible feature. It has been determined that there is no beneficial element of the conversion feature after the allocation of the warrants, discussed below, as set forth in EITF 00-27, as the conversion feature approximates the fair value of the shares on the date they were issued.

      Additionally, the note holders received 556,123 warrants to purchase common stock in connection with the issuance of convertible notes. The warrants are exercisable at $0.5394 per share of stock and are for a term of five years. The fair value attributable to these warrants was $0 as of September 30, 2004. The fair value was determined using Black-Scholes option-pricing method, a 3.50% risk-free interest rate, and .0% expected volatility for a nonpublic company.

      On April 6, 2005, the holders of convertible promissory notes elected to convert $450,000 of the then outstanding $500,000 convertible promissory notes to common stock pursuant to the terms of the notes. The remaining $50,000 and applicable interest was repaid.

(5)   Warrant Liability:

      In connection with the September 2004 bridge financing described in Note 4 above, the Company issued warrants to the placement agent in the financing to purchase 132,421 shares at $0.3596 per share. In April, 2005 and May 2005, the Company completed a private placement which resulted in gross proceeds of $10.2 million. In connection with this private placement the Company sold 20,461,000 shares of common stock at a price of $0.50 per share and issued warrants to purchase up to 5,115,250 shares of common stock to investors and 2,136,100 shares of common stock to agents. In connection with the closing of our reverse merger transaction on April 6, 2005, we issued five-year warrants to Duncan Capital, LLC as partial compensation for its advisory services relating to the merger. These reverse merger warrants are exercisable in whole or in part, at an exercise price of $0.01 per share, before April 6, 2010 for up to 1,979,630 shares of common stock. The warrants described above have a term of 5 years and an exercise prices between $0.01 and $1.00. Since the warrants are subject to certain registration rights, the Company recorded a warrant liability, totaling $7,861,314, in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The registration rights provide for the Company to file with the Securities and Exchange Commission a Registration Statement covering the resale of all of the common stock (including common stock issuable upon exercise of warrants) issued in connection with the private placement. In addition, the Company is required to report the value of the warrants at the fair market value and record the fluctuation to the fair value of the warrant liability to current operations. The fair value increased $10,439,380 from the dates of grants to June 30, 2005. The Company is subject to certain penalties if the Registration Statement is not declared effective by the stipulated deadline. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of 5 years, a risk free interest rate of 4.0%, an expected dividend yield of 0%, a volatility of 90% and a deemed fair value of common stock of $0.50 which was the price of the Company's common stock sold in the private placement Upon the registration statement covering the shares underlying the warrants being declared effective, the fair value of the warrants on that date will be reclassified to equity.

(6)   Equity:

      In April and May 2005 we completed private placements selling 20,461,000 shares of common stock to accredited investors at a price of $0.50 per share. We received gross proceeds of $10,230,500. As part of the closing of the private placements we issued five-year warrants to purchase a total of 2,557,625 shares of common stock at an exercise price of $0.75 per share and 2,557,625 shares of common stock at an exercise price of $1.00 per share. The warrants are exercisable in whole or part until May 5, 2010.

      In connection with the closing of the private placements, the Company issued five-year warrants placement agent warrants to Duncan Capital, LLC as partial compensation for acting as placement agent in the transaction. These placement agent warrants are exercisable in whole or in part, at an exercise price of $0.50 per share, before May 5, 2010 for up to 2,136,100 shares of common stock.

      In connection with the closing of the private placements, on April 6, 2005, the convertible notes resulting from the September 30, 2004 bridge financing of $500,000 were converted into common stock at $0.36 per share or paid. The aggregate principal amount of the convertible secured notes of $450,000 was converted into a total of 1,251,448 shares of common stock. The remaining $50,000 principal was repaid from the proceeds of the private placements described above.

      In connection with the closing of our reverse merger transaction on April 6, 2005, we issued five-year warrants to Duncan Capital, LLC as partial compensation for its advisory services relating to the merger. These reverse merger warrants are exercisable in whole or in part, at an exercise price of $0.01 per share, before April 6, 2010 for up to 1,979,630 shares of common stock.

(7)   Contingent Liability:

      Pursuant to registration rights granted to the investors in the Company's April 6, 2005 and May 5, 2005 private placements, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock (including shares of common stock that may be acquired upon exercise of warrants) issued in the private placements within 90 days of April 6, 2005. In addition, the Company is obligated to have such "resale" registration rights agreement declared effective by the SEC as soon as possible and, in any event, within 180 days (or 210 days if the registration statement is reviewed by the SEC) after April 6, 2005. If the registration statement is not filed or is, for any reason, not declared effective within the foregoing time periods, the Company will be required to pay liquidated damages to such investors. Liquidated damages, if any, will be paid in cash in an amount equal to 1% of the investor's paid investment for the first 30 days (or part thereof) after the relevant date (i.e., filing date or effective date), and for any subsequent 30-day period (or part thereof) thereafter.

Item 2. Management's Discussion and Analysis or Plan of Operation

      This Discussion and Analysis should be read in conjunction with the Company's audited financial statements and accompanying footnotes included in our Form 8-K/A filed June 27, 2005 in which we disclosed the financial results of Bionovo Biopharmaceuticals, Inc., for the fiscal years ended December 31, 2004 and 2003, and such other reports as we file from time to time with the SEC.

      This section contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including those identified in our most recently filed registration statement on Form SB-2 and those described elsewhere is this Report under the heading "Risk Factors" that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. These risks and uncertainties include, without limitation:

      o Our limited operating history and existence as a development stage company.

      o Our product development and commercialization involves a number of uncertainties, and we may never generate sufficient revenues from the sale of potential products to become profitable.

      o We intend to build marketing and sales capabilities in the United States and eventually internationally which is an expensive and time-consuming process and may increase our losses.

      o Our drug development programs will require substantial additional future funding which could hurt our operational and financial condition.

      o Our potential products face significant regulatory hurdles prior to marketing which could delay or prevent sales. Even after approval, government regulation of our business is extensive.

      o     We face substantial competition which may limit our revenues.

      o Third-party reimbursement and health care reform policies may reduce our future sales.

      o We expect to rely heavily on collaborative relationships and termination of any of these programs could reduce the financial resources available to us, including research funding and milestone payments.

      o Our failure to secure patents and other proprietary rights or challenges to those patents and rights may significantly hurt our business.

      o Our business will expose us to product liability risks, and they may not have sufficient insurance to cover any claims.

      o If we lose the services of our co-founders who serve as directors and officers of our company, our operations could be disrupted and our business could be harmed.

      Forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," and other similar expressions. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We are not obligated and expressly disclaim any obligation to publicly release any update to any forward-looking statement. Actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors, including the risks outlined elsewhere in this report.

      We completed a reverse merger transaction on April 6, 2005 with Lighten Up Enterprises International, Inc., a Nevada corporation formed on January 29, 1998. Until the merger, Lighten Up Enterprises International, Inc., or Lighten Up, engaged in the development, publishing, marketing and sale of a cook book of recipes, which Lighten Up discontinued following the merger and succeeded to the business of Bionovo Biopharmaceuticals, Inc. The directors and management of Bionovo Biopharmaceuticals thereupon became the directors and management of Lighten Up. On June 28, 2005, we changed our corporate name from Lighten Up Enterprises International, Inc. to Bionovo, Inc. and changed our state of incorporation from Nevada to Delaware. Bionovo Biopharmaceuticals currently remains a wholly-owned subsidiary of Bionovo, Inc.

      Bionovo Biopharmaceuticals, Inc. was incorporated and began operations in the State of California in February 2002 and subsequently reincorporated into the State of Delaware in March 2004. Until June 28, 2005, the name of Bionovo Biopharmaceuticals was Bionovo, Inc. It changed its name to Bionovo Biopharmaceuticals in order to facilitate our corporate name change from Lighten Up Enterprises International, Inc. to Bionovo, Inc.

      Since our future business will be that of Bionovo Biopharmaceuticals only, the information in this Form 10-QSB is that of Bionovo Biopharmaceuticals as if Bionovo Biopharmaceuticals had been the reporting company for all the periods presented in this Form 10-QSB. This Discussion and Analysis and the unaudited consolidated financial statements presented in this Report include those of Bionovo Biopharmaceuticals prior to the reverse merger, as these provide the most relevant information for us on a continuing basis.

      For accounting purposes, Bionovo Biopharmaceuticals was the acquirer in the reverse merger transaction, and consequently the transaction is treated as a recapitalization of the company. Bionovo Biopharmaceuticals' financial statements are the historical financial statements of the post-merger entity, Bionovo, Inc.

Overview

      We are a drug discovery and development company focusing on cancer and women's health. Our focus is on new drugs from botanical sources, as well as new chemical entity (or NCE) drug development. Our goal is to achieve a position of sustainable leadership in the biopharmaceutical industry. The first steps in attaining this goal are to receive U.S. Food and Drug Administration (FDA) approval for our menopausal drug (MF101) which is intended to alleviate the symptoms of menopause, including hot flashes, night sweats and bone mineral loss, and anti-cancer drug (BZL101) intended to treat breast and ovarian cancers and possibly other solid tumors. Both of these drug candidates have advanced to clinical trials and are under current development.

      During 2004, we completed a Phase I trial of MF101. In the trial, we observed no grade III or IV adverse events (as categorized by the National Institutes of Health, National Cancer Institute, Common Toxicity Criteria). Further, we observed that short term use of MF101 showed no adverse effect on hematology, liver and renal function or hormonal status. The most common adverse events observed in the trial were anticipated minor gastrointestinal disturbances. A multicenter, Phase II clinical trial under the directorship of Dr. Deborah Grady at the University of California, San Francisco is expected to comment in the Fall of 2005.

      During 2004, we also completed a Phase I clinical trial of BZL101. We have recently submitted our Phase I report to the FDA summarizing the results of the trial. We are in the process of preparing an IND application for a Phase II trial of BZL101 and, assuming FDA approval, project to begin such trial when we secure sufficient funding for this next phase of clinical testing.

      Our current drug pipeline also includes two drugs that have not yet entered human clinical trials, but for which IND applications are being prepared. One drug, AA102, is an anticancer agent and the other drug, VG101, is an intra-vaginal gel for the treatment of postmenopausal vaginal dryness. Assuming approval of the IND submissions for these drugs, Phase I clinical trials are expected to commence as soon as we secure sufficient funding for the trials.

      We have generated insignificant revenues to date, and therefore can draw no conclusions regarding the seasonality of our business.

      Our financial statements included elsewhere in this report have been prepared assuming that we will continue as a going concern. We are currently a development-stage enterprise and, as such, our continued existence is dependent upon debt and equity financing from outside investors. We have yet to generate a positive internal cash flow and until meaningful sales of our product begin, we are totally dependent upon debt and equity funding. So far we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements, but there can be no assurance that we will be able to continue to do so. Moreover, there is no assurance that if and when FDA premarket approval is obtained for one or more of our drug candidate, that the drugs will achieve market acceptance or that we will achieve a profitable level of operations. Our financial statements included elsewhere in this report do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies and Estimates

      REVENUE. Revenue is generated from collaborative research and development arrangements, technology licenses, and government grants. To date, only revenue from technology licenses has been received.

      Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of technology has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

      Technology license agreements are for a term of ten years and consist of nonrefundable upfront license fees and royalty payments. In accordance with Staff Accounting Bulletin 104, nonrefundable upfront license fees are recognized over the license term using the straight-line method of accounting when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of our continuing research and development efforts.

      STOCK-BASED COMPENSATION. Stock-based compensation to outside consultants is recorded at fair market value in general and administrative expense. We do not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. Pro-forma net loss and loss per share is reported in accordance with the requirements of SFAS 123 and 148. This disclosure shows net loss and loss per share as if we had accounted for our employee stock options under the fair value method of those statements. Pro-forma information is calculated using the Black-Scholes pricing method on the date of grant. This option valuation model requires input of highly subjective assumptions. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options.

      COMMITMENTS AND CONTINGENCIES. Commitments and Contingencies are disclosed in the footnotes of the financial statements according to generally accepted accounting principles. If a contingency becomes probable, and is estimatable by management, a liability is recorded per FAS 5.

      The preparation of financial statements are in conformity with accounting principles generally accepted in the United States and requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As a development-stage enterprise, we have not had to make material estimates which have an effect on financial position.

Off-Balance Sheet Arrangements

      We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Results of Operations

Comparison of 3 Months Ended June 30, 2005 and June 30, 2004

      Revenues. Revenue decreased $11,180 to $3,750 for the three months ended June 30, 2005, as compared to revenue of $14,930 for the three months ended June 30, 2004. Revenue for both periods is the result of the licensing and technology transfer agreement with a Taiwan biotech corporation. In the 2004 period additional services were provided to the Taiwan biotech corporation. We do not expect our revenues to have a material impact on our financial results during the remainder of 2005.

      Research and Development. Research and development expenses increased $216,640 to $228,601 for the three months ended June 30, 2005, as compared to expenses of $11,961 for the three months ended June 30, 2004. The increase is directly related to advancing the development of our drug candidates. All costs currently incurred in the research and development of drugs for cancer and women's health were expensed as incurred.

      General and Administrative. General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $405,308 to $418,842, for the three months ended June 30, 2005, as compared to $13,534 for the three months ended June 30, 2004. The increase for the current year was primarily due to the increase in business activities related to supporting the development of our company.

      Merger Cost. Merger cost is directly related to the most recent reverse merger and warrants issued to an advisor for services rendered in connection with the reverse merger. Payment was made via a grant of warrants. The cost associated is related to warrants issued for services performed by the advisor relating to the merger that took place in April 2005. Merger cost was $989,065 for the three months ended June 30, 2005, as compared to $0 for the three months ended June 30, 2004. The increase for the current year was due to the merger occurring in April 2005 while no merger took place in 2004.

      Sales and Marketing. Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses decreased by $8,236 to $3,725 for the three months ended June 30, 2005, as compared to $11,961 for the three months ended June 30, 2004. The decrease relates to the decision not to attend a trade show that we participated in during June 2004. We expect to have limited sales and marketing expenses for the foreseeable future.

      Other Income (Expense). Other income and expense includes warrant valuation expense, interest income, and interest expense. Warrant valuation expense represents the difference between the fair value of the warrants when granted, and the fair value of those same warrants on June 30, 2005. The change in fair value on revaluation of warrant liability was $10.4 million for the three months ended June 30, 2005 compared to $0.0 for the three months ended June 30, 2004 since no warrants were issued during that period. The increase is related to warrants issued in the private placements, reverse merger and bridge financing. Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Net interest income increased by $37,729 to $37,761 for the three months ended June 30, 2005, as compared to $32 for the three months ended June 30, 2004. The increase relates to an increase in the average balance of invested cash and short-term investments. Interest expense increased by $94,343 for the three months ended June 30, 2005, as compared to $0 for the three months ended June 30, 2004. Interest expense is directly related to convertible notes payable issued on September 30, 2004, which were converted to equity during the three months ended June 30, 2005.

      Pursuant to our development stage, none of our products have received FDA approval. We will have limited revenue for at least the next 18 months, except for the current licensing arrangement with a Taiwan biotech company, and any others that we enter into. We expect to increase research and development expenses as we conduct FDA type clinical trials for our drug product candidates. Associated with these clinical trials, general and administrative support expenses will increase. Sales and marketing expenses will be minimal until our drug products clinical trials are completed, and approval from the FDA has been received.

Comparison of 6 Months Ended June 30, 2005 and June 30, 2004

      Revenues. Revenue decreased $19,162 to $7,500 for the six months ended June 30, 2005, as compared to revenue of $26,662 for the six months ended June 30, 2004. Revenue for both periods is the result of the licensing and technology transfer agreement with a Taiwan biotech corporation. In the 2004 period additional services were provided to the Taiwan biotech corporation. We do not expect our revenues to have a material impact on our financial results during the remainder of 2005.

      Research and Development. Research and development expenses increased $323,461 to $356,654 for the six months ended June 30, 2005, as compared to expenses of $33,193 for the six months ended June 30, 2004. The increase is directly related to advancing the development of our drug candidates. All costs currently incurred in the research and development of drugs for cancer and women's health were expensed as incurred.

      General and Administrative. General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $504,103 to $548,200, for the six months ended June 30, 2005, as compared to $44,097 for six months ended June 30, 2004. The increase for the current year was primarily due to legal expenses associated with the re-incorporation, and private placement, in additional to increase in business activities related to supporting the development of our company.

      Merger Cost. Merger cost is directly related to the most recent reverse merger and warrants issued to an advisor for services rendered in connection with the reverse merger. Payment was made via a grant of warrants. The cost associated is related to warrants issued for services performed by the advisor relating to the merger that took place in April 2005. Merger cost was $1,964,065 for the six months ended June 30, 2005, as compared to $0 for the six months ended June 30, 2004. The increase for the current year was due to the merger occurring in April 2005 while no merger took place in 2004.

      Sales and Marketing. Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses decreased by $11,325 to $4,040 for the six months ended June 30, 2005, as compared to $15,365 for the six months ended June 30, 2004. The decrease relates to the decision not to attend a two trade shows that we participated in during March and June 2004. We expect to have limited sales and marketing expenses for the foreseeable future.

      Other Income (Expense). Other income and expense includes warrant valuation expense and interest income net of interest expense. Warrant valuation expense represents the difference between the fair value of the warrants when granted, and the fair value of those same warrants on June 30, 2005. The change in fair value on revaluation of warrant liability was $10.4 million for the six months ended June 30, 2005 compared to $0.0 for the six months ended June 30, 2004 since no warrants were issued during that period. The increase is related to warrants issued in the private placements, reverse merger and bridge financing. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Net interest income increased by $37,647 to $37,791 for the six months ended June 30, 2005, as compared to $144 for the six months ended June 30, 2004. Interest expense increased by $123,200 for the six months ended June 30, 2005, as compared to $0 for the six months ended June 30, 2004. Interest expense is directly related to convertible notes payable issued on September 30, 2004, which were converted to equity during the six months ended June 30, 2005. The increase in interest income relates to an increase in the average balance of invested cash and short-term investments.

Liquidity and Capital Resources

      At June 30, 2005 our cash and cash equivalents were equal to $8,063,337. Our principal cash requirements are for research and development, operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. Our primary source of cash during the six month period ended June 30, 2005 was from the capital received pursuant to private placements of our common stock, as described below.

      Since inception, we have financed our operations principally through the sale of equity and debt securities, described chronologically below.

      On September 30, 2004, Bionovo Biopharmaceuticals completed a bridge financing to accredited investors of $500,000 principal amount 6% convertible secured notes, and warrants to purchase 556,123 shares of Bionovo Biopharmaceuticals common stock at $0.539416667 per share. On April 6, 2005, immediately prior to the closing of our reverse merger transaction, $450,000 aggregate principal amount of the convertible secured notes was converted into a total of 1,251,448 shares of Bionovo Biopharmaceuticals common stock. The remaining $50,000 principal amount of the notes were repaid from the proceeds of the April 6, 2005 private placement described below. Upon the closing of our reverse merger transaction, the warrants issued in the bridge financing and the common stock issued upon conversion of the notes, were amended to become warrants to purchase common stock of our company and were exchanged for shares of our common stock, respectively.

      On April 6, 2005, immediately prior to the closing of our reverse merger transaction, Bionovo Biopharmaceuticals completed a private placement of 80.955 Units to accredited investors at a price of $100,000 per Unit. Each Unit was comprised of 200,000 shares of Bionovo Biopharmaceuticals common stock and warrants to purchase 25,000 shares of Bionovo Biopharmaceuticals common stock for $0.75 per share and 25,000 shares of Bionovo Biopharmaceuticals common stock for $1.00 per share exercisable for a period of five years. Bionovo Biopharmaceuticals received gross proceeds of $8,095,500 at the closing of the private placement. Upon the closing of the reverse merger, the common stock and warrants issued in the private placement were exchanged for shares of our common stock and amended to become warrants to purchase common stock of our company, respectively.

      On May 5, 2005, we completed a private placement of 21.35 Units to accredited investors at a price of $100,000 per Unit. Each Unit was comprised of 200,000 shares of common stock and warrants to purchase 25,000 shares of common stock for $0.75 per share and 25,000 shares of common stock for $1.00 per share exercisable for a period of five years. We received gross proceeds of $2,135,000 at the closing of the private placement.

                                  RISK FACTORS

      Stockholders should carefully consider the following risk factors, together with the other information included and incorporated by reference in this Form 10-QSB.

Risks Related to Our Business and Industry

We have a limited operating history and are considered a development stage company.

We are considered a development stage company for accounting purposes because we have not generated any material revenues to date. Accordingly, we have limited relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships and competitive disadvantages as against larger and more established companies.

Our product development and commercialization involves a number of uncertainties, and we may never generate sufficient revenues from the sale of potential products to become profitable.

We have generated no significant revenues to date. To generate revenue and to achieve profitability, we must successfully develop, clinically test, market and sell our potential products. Even if we generate revenue and successfully achieve profitability, it cannot predict the level of that profitability or whether it will be sustainable. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from sales of our potential products, collaborative arrangements and other sources. Some of these fluctuations may be significant.

All of our products in development will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before it can market them. We cannot predict if or when any of the products we are developing or those being co-developed with us partners will be approved for marketing. There are many reasons that we or our collaborative partners may fail in our efforts to develop our potential products, including the possibility that:

      o preclinical testing or human studies may show that our potential products are ineffective or cause harmful side effects;

      o the products may fail to receive necessary regulatory approvals from the FDA or foreign authorities in a timely manner, or at all;

      o the products, if approved, may not be produced in commercial quantities or at reasonable costs;

      o the potential products, once approved, may not achieve commercial acceptance;

      o regulatory or governmental authorities may apply restrictions to our potential products, which could adversely affect their commercial success; or

      o the proprietary rights of other parties may prevent us or our partners from marketing our potential products.

We intend to build marketing and sales capabilities in the United States and eventually internationally which is an expensive and time-consuming process and may increase our losses.

Developing the sales force to market and sell our potential products is a difficult, expensive and time-consuming process. In addition to developing a sales force within our company, it will likely rely on third-party distributors to distribute our potential products. The distributors would be responsible for providing many marketing support services, including customer service, order entry, shipping and billing and customer reimbursement assistance. Our anticipated reliance on these third parties means our results may suffer if any of them are unsuccessful or fail to perform as expected. We may not be able to successfully build sales and marketing capabilities sufficiently to successfully commercialize our potential products in the territories where they receive marketing approval.

Our drug development programs will require substantial additional future funding which could hurt our operational and financial condition.

Our drug development programs require substantial additional capital to successfully complete them, arising from costs to:

      o     conduct research, preclinical testing and human studies;

      o establish pilot scale and commercial scale manufacturing processes and facilities; and

      o establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

      o the pace of scientific progress in our research and development programs and the magnitude of these programs;

      o     the scope and results of preclinical testing and human studies;

      o     the time and costs involved in obtaining regulatory approvals;

      o the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

      o     competing technological and market developments;

      o     our ability to establish additional collaborations;

      o     changes in our existing collaborations;

      o     the cost of manufacturing scale-up; and

      o     the effectiveness of our commercialization activities.

We base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include regulatory approvals, the timing of events outside our direct control such as negotiations with potential strategic partners and other factors. Any of these uncertain events can significantly change our cash requirements as they determine such one-time events as the receipt of major milestones and other payments.

If additional funds are required to support our operations and we are unable to obtain them on favorable terms, we may be required to cease or reduce further development or commercialization of our potential products, to sell some or all of our technology or assets or to merge with another entity.

Our potential products face significant regulatory hurdles prior to marketing which could delay or prevent sales. Even after approval, government regulation of our business is extensive.

Before we obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and human testing that each potential product is safe and effective. We have a number of products moving toward or currently in clinical trials. Failure to show any potential product's safety and effectiveness would delay or prevent regulatory approval of the product and could adversely affect our business. The clinical trials process is complex and uncertain. The results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a potential product's safety and effectiveness to the satisfaction of the regulatory authorities. A number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received, which could be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization.

The rate at which we complete our clinical trials depends on many factors, including our ability to obtain adequate supplies of the potential products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment may result in increased costs and longer development times. In addition, our collaborative partners may have rights to control product development and clinical programs for products developed under the collaborations. As a result, these collaborators may conduct these programs more slowly or in a different manner than we had expected. Even if clinical trials are completed, we or our collaborative partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

In addition, the manufacturing and marketing of approved potential products is subject to extensive government regulation, including by the FDA, DEA and state and other territorial authorities. The FDA administers processes to assure that marketed products are safe, effective, consistently uniform, of high quality and marketed only for approved indications. Failure to comply with applicable regulatory requirements can result in sanctions up to the suspension of regulatory approval as well as civil and criminal sanctions.

We face substantial competition which may limit our revenues.

Some of the drugs that we are developing will compete with existing treatments. In addition, several companies are developing new drugs that target the same diseases that we are targeting. Many of our existing or potential competitors, particularly large drug companies, have greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. In addition, academic institutions, governmental agencies and other public and private research organizations are developing products that may compete with the products we are is developing. These institutions are becoming more aware of the commercial value of their findings and are seeking patent protection and licensing arrangements to collect payments for the use of their technologies. These institutions also may market competitive products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel.

Third-party reimbursement and health care reform policies may reduce our future sales.

Sales of prescription drugs depend significantly on access to the formularies, or lists of approved prescription drugs, of third-party payers such as government and private insurance plans, as well as the availability of reimbursement to the consumer from these third party payers. These third party payers frequently require drug companies to provide predetermined discounts from list prices, and they are increasingly challenging the prices charged for medical products and services. Our potential products may not be considered cost-effective, may not be added to formularies and reimbursement to the consumer may not be available or sufficient to allow us to sell our potential products on a competitive basis.

In addition, the efforts of governments and third-party payers to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies such as us. A number of legislative and regulatory proposals to change the health care system have been discussed in recent years, including price caps and controls for pharmaceuticals. These proposals could reduce and/or cap the prices for our potential products or reduce government reimbursement rates for such products. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. We cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on our business. The announcement and/or adoption of such proposals or efforts could adversely affect our business.

We expect to rely heavily on collaborative relationships and termination of any of these programs could reduce the financial resources available to us, including research funding and milestone payments.

Our strategy for developing and commercializing many of our potential products, including products aimed at larger markets, includes entering into collaborations with corporate partners, licensors, licensees and others. These collaborations will provide us with funding and research and development resources for potential products. These agreements also will give our collaborative partners significant discretion when deciding whether or not to pursue any development program. Our collaborations may not be successful.

In addition, our collaborators may develop drugs, either alone or with others, that compete with the types of drugs they currently are developing with us. This would result in less support and increased competition for our programs. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully, our product development under these agreements will be delayed or terminated.

We may have disputes in the future with our collaborators, including disputes concerning who owns the rights to any technology developed. These and other possible disagreements between us and our collaborators could delay our ability and the ability of our collaborators to achieve milestones or our receipt of other payments. In addition, any disagreements could delay, interrupt or terminate the collaborative research, development and commercialization of certain potential products, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.

Failure to secure patents and other proprietary rights or challenges to those patents and rights may significantly hurt our business.

Our success will depend on our ability to obtain and maintain patents and proprietary rights for our potential products and to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. Patents may not be issued from any of these applications currently on file, or, if issued, may not provide sufficient protection.

Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, they may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license, and rights we receive under those patents may not provide competitive advantages to us. Further, the manufacture, use or sale of our potential products may infringe the patent rights of others.

Several drug companies and research and academic institutions have developed technologies, filed patent applications or received patents for technologies that may be related to our business. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our potential products. For example, US patent applications may be kept confidential while pending in the Patent and Trademark Office and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from the patent rights of others could limit our ability to obtain meaningful patent protection. If other companies obtain patents with conflicting claims, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such licenses on acceptable terms, or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our potential products.

We may also need to initiate litigation, which could be time-consuming and expensive, to enforce our proprietary rights or to determine the scope and validity of others' rights. If any of our competitors have filed patent applications in the United States which claim technology we also have invented, the Patent and Trademark Office may require us to participate in expensive interference proceedings to determine who has the right to a patent for the technology.

We also rely on unpatented trade secrets and know-how to protect and maintain our competitive position. Confidentiality agreements signed by our employees, consultants, collaborators and others may be breached, and we may not have adequate remedies for any breach. In addition, our competitors may independently discover our trade secrets.

Our business will expose us to product liability risks, and they may not have sufficient insurance to cover any claims.

Our business will expose us to potential product liability risks. A successful product liability claim or series of claims brought against us could result in payment of significant amounts of money and divert management's attention from running the business. We may not be able to obtain and maintain insurance on acceptable terms, or such insurance may not provide adequate protection in the case of a product liability claim. To the extent that product liability insurance, if available, does not cover potential claims, we will be required to self-insure the risks associated with such claims.

If we lose the services of our co-founders who serve as directors and officers of our company, our operations could be disrupted and our business could be harmed.

Our business plan relies significantly on the continued services of our co-founders, Isaac Cohen and Mary Tagliaferri. If we were to lose the services of one or both of them, our ability to continue to execute our business plan could be materially impaired. In addition, while we have employment agreements with Mr. Cohen and Dr. Tagliaferri, the agreements would not prevent either of them from terminating their employment with us.

Risks Related to Our Common Stock

There has previously been no active public market for our common stock, and our stockholders may not be able to resell their shares at or above the price at which such shares were purchased, or at all.

There has been no active public market for our common stock prior to the reverse merger transaction on April 6, 2005. We have not disclosed in this Report information regarding past trading of our common stock because we will be conducting a different type of business following the merger. An active public market for our common stock may not develop or be sustained.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:

      o the results of research or development testing of our or our competitors' products;

      o     technological innovations related to diseases we are is studying;

      o     new commercial products introduced by our competitors;

      o     government regulation of our industry;

      o     receipt of regulatory approvals by our competitors;

      o our failure to receive regulatory approvals for products under development;

      o     developments concerning proprietary rights; or

      o     litigation or public concern about the safety of our products.

The stock market in general has recently experienced extreme price and volume fluctuations. In particular, market prices of securities of drug development companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be worse if the trading volume of our common stock is low.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a "reverse merger." Securities analysts of major brokerage firms may not provide us with coverage since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

Our common stock may be considered "a penny stock" and may be difficult to sell.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Initially, the market price of our common stock is likely to be less than $5.00 per share and therefore may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded on the NASDAQ's OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Outstanding warrants may adversely affect the terms upon which we could obtain additional capital.

As of June 30, 2005, we had outstanding warrants to purchase up to 9,919,524 shares of our common stock. Holders of warrants are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the warrants. Further, while the warrants are outstanding they may adversely affect the terms on which we could obtain additional capital.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders.

Our officers, directors and principal stockholders control approximately 44.1% of our currently outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

We do not anticipate paying cash dividends for the foreseeable future, and the lack of dividends may have a negative effect on our stock price.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

A significant number of our shares will be eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. The Company has filed a registration statement that covers 42,112,448 issued and outstanding shares of our common stock, which represents approximately 91.3% of our currently outstanding shares of our common stock. As additional shares of our common stock become available for resale in the public market pursuant to this offering, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

Item 3. Controls And Procedures.

      As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures ("Disclosure Controls"), as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls are effective to insure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      By written consent in lieu of a special meeting of stockholders effective as of May 9, 2005, the stockholders approved:

      o     the Company's name change to Bionovo, Inc.;

      o     the reincorporation of the Company to Delaware from Nevada;

      o the dismissal of Madsen & Associates, CPA's Inc. following the filing of the Company's Form 10-QSB for the quarter ended March 31, 2005;

      o the ratification of the Company's engagement of Stonefield Josephson, Inc. as the Company's new registered independent public accounting firm;

      o the amendment of the Company's Stock Incentive Plan to decrease the number of shares reserved for issuance and amend the definition of "Committee" set forth in the plan; and

      o the ratification of the Schedule 14C Information Statement to be distributed to stockholders in respect of the foregoing matters.

      Stockholders owning an aggregate of 23,442,188 shares of the Company's common stock, representing a majority of the 46,112,448 shares of the Company's common stock then outstanding, executed the written consent. Please reference the Company's Information Statement on Schedule 14C filed with the SEC on June 3, 2005 for additional information relating to the above stockholder actions.

Item 5. Other Information

      None

Item 6. Exhibits

Exhibit Number                         Description
--------------                         -----------
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Bionovo, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BIONOVO, INC.

Date: August 24, 2005        By: /s/   Isaac Cohen
                                 ------------------------------
                                 Isaac Cohen, Chief  Executive
                                 Officer and President
                                 (Principal Executive Officer)

                             By: /s/   James P. Stapleton
                                 ------------------------------
                                 James P. Stapleton, Chief Financial Officer
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)