Form 10QSB
period 2005-09-30
BIONOVO, INC.
filed 2005-11-14
CIK 1203957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ____________ to ____________

                        Commission File Number 000-50073

                                  BIONOVO, INC.

        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                     87-0576481
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           5858 Horton Street
               Suite 375
         Emeryville, California                             94608
(Address of principal executive offices)                 (Zip Code)

          Issuer's telephone number, including area code: 510-601-2000


                               2200 Powell Street
                                   Suite 675
                          Emeryville, California 94608
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock: 46,112,448 shares of $0.001 par value Common Stock outstanding as of the date of this filing.

                                  BONOVO, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

                                                                           Page

Item 1.  Financial Statements (Unaudited)...............................  3 - 16
Item 2   Management's Discussion and Analysis or Plan of Operations..... 17 - 33
Item 3   Controls and Procedures........................................      34


PART II  OTHER INFORMATION

Item 1   Legal Proceedings..............................................      35
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds....      35
Item 3   Defaults Upon Senior Securities................................      35
Item 4   Submission of Matters to a Vote of Securities Holders..........      35
Item 5   Other Information..............................................      35
Item 6   Exhibits.......................................................      35

                                  BIONOVO, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
           AND THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                TABLE OF CONTENTS

                                                                           Pages
                                                                           -----
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheet (Unaudited)                               4
Condensed Consolidated Statements of Operations (Unaudited)                    5
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
  (Unaudited)                                                                  6
Condensed Consolidated Statements of Cash Flows (Unaudited)                    7
Notes to Condensed Consolidated Financial Statements (Unaudited)          8 - 16

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheet (Unaudited)
--------------------------------------------------------------------------------

                                                                       September 30
                                                                           2005
                                                                       ------------
Assets

Current assets:

  Cash and cash equivalents                                            $  7,269,609

  Due from officers                                                           1,796

  Prepaid expenses and other current assets                                  69,496
                                                                       ------------


         Total current assets                                             7,340,901

Property and equipment,

  net of accumulated depreciation                                           102,910

Other assets:

  Intangible assets - patent pending, net of amortization                    10,701
                                                                       ------------


                                                                       $  7,454,512
                                                                       ============

Liabilities and Stockholders' Deficit

Current liabilities:

   Accounts payable and accrued expenses                               $    323,120

   Deferred revenue                                                          15,000

   Warrant Liability                                                     10,033,401
                                                                       ------------


         Total current liabilities                                       10,371,521
                                                                       ------------


Deferred revenue                                                            106,250

Stockholders' Deficit:
  Common stock, $0.0001 par value

  Authorized shares - 100,000,000, issued and outstanding 46,112,448          4,611

  Additional paid-in capital                                              3,406,073

  Deferred Compensation                                                     (10,295)

  Accumulated deficit                                                    (6,423,648)
                                                                       ------------


          Total stockholders' deficit                                    (3,023,259)
                                                                       ------------

                                                                       $  7,454,512
                                                                       ============

         The accompanying notes form an integral part of the condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                               Accumulated from
                                                                                                               February 1, 2002
                                                  Three months ended                  Nine months ended      (Date of Inception) to
                                             September 30,   September 30,     September 30,   September 30,     September 30,
                                                 2005             2004             2005            2004              2005
                                             ------------     ------------     ------------     ------------     ------------
Revenue                                      $      3,750           14,828     $     11,250           41,490     $     58,990


Cost of sales                                          --               --               --               --               --
                                             ------------     ------------     ------------     ------------     ------------


Gross Profit                                        3,750           14,828           11,250           41,490           58,990
                                             ------------     ------------     ------------     ------------     ------------

Operating expenses:

  Research and development                        510,364           59,872          867,018           92,995        1,164,797

  General and administrative                      222,042           58,334          770,242          102,431        1,069,113

  Merger cost                                          --               --        1,964,065               --        1,964,065

  Sales and marketing                               9,567               --           13,607           15,365           29,472
                                             ------------     ------------     ------------     ------------     ------------


     Total operating expenses                     741,973          118,206        3,614,932          210,791        4,227,447
                                             ------------     ------------     ------------     ------------     ------------


Loss from operations                             (738,223)        (103,378)      (3,603,682)        (169,301)      (4,168,457)
                                             ------------     ------------     ------------     ------------     ------------

Other income (expense):

Change in fair value of warrant
 liability                                      8,267,293               --       (2,172,087)              --       (2,172,087)
Interest expense recorded as
 amortization on convertible notes                    --               --         (116,193)              --         (138,043)

  Interest expense                                (13,500)         (20,507)         (28,007)

  Interest income                                  44,660                3           82,451              147           82,946
                                             ------------     ------------     ------------     ------------     ------------


     Total other income (expense)               8,298,453                3       (2,226,336)             147       (2,255,191)
                                             ------------     ------------     ------------     ------------     ------------

Income (loss) before income

 Taxes                                          7,560,230         (103,375)      (5,830,018)        (169,154)      (6,423,648)


Provision for income taxes                             --               --               --               --               --
                                             ------------     ------------     ------------     ------------     ------------

Net income (loss)                            $  7,560,230     $   (103,375)    $ (5,830,018)    $   (169,154)    $ (6,423,648)
                                             ============     ============     ============     ============     ============


Net income (loss) per share basic
 and diluted                                 $       0.16     $      (0.00)    $      (0.15)    $      (0.01)    $      (0.24)
                                             ============     ============     ============     ============     ============

Weighted average shares outstanding basic
 and diluted                                   46,112,448       24,400,000       38,023,712       24,400,000       27,181,805
                                             ============     ============     ============     ============     ============

              The accompanying notes form an integral part of the
                  condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Inception through September 30, 2005
--------------------------------------------------------------------------------


                                                                                                       Accumulated
                                                     Common Stock                                         Deficit
                                             --------------------------   Additional      Deferred        During
                                               Number of                   Paid-In          Stock      Development
                                                Shares        Amount       Capital      Compensation       Stage         Total
                                             ------------  ------------  ------------   ------------   ------------   ------------
Balance at inception (February 1, 2002) -
 Adjusted to reflect effect of stock split
 on June 17, 2005, and

March 4, 2005, and reverse merger on
 April 6, 2005                                 20,400,000  $      2,040  $     (2,040)  $         --   $         --   $         --
                                             ------------  ------------  ------------   ------------   ------------   ------------


Balance, December 31, 2002                     20,400,000         2,040        (2,040)            --             --             --


Net loss                                               --            --            --             --        (55,682)       (55,682)
                                             ------------  ------------  ------------   ------------   ------------   ------------


Balance, December 31, 2003                     20,400,000         2,040        (2,040)            --        (55,682)       (55,682)

Noncash compensation
 expense for options issued                            --            --        30,000             --             --         30,000

Net loss                                               --            --            --             --       (537,948)      (537,948)
                                             ------------  ------------  ------------   ------------   ------------   ------------


Balance, December 31, 2004                     20,400,000         2,040        27,960       (593,629)      (563,630)


Net loss, (unaudited)                                  --            --            --             --     (1,257,803)    (1,257,803)
                                             ------------  ------------  ------------   ------------   ------------   ------------


Balance, March 31, 2005 (unaudited)            20,400,000         2,040        27,960             --     (1,851,433)    (1,821,433)


Issuance of shares for reverse merger
 (unaudited)                                    4,000,000           400          (400)
Issuance of common stock for funds
 received by private placement
 net of financing cost (unaudited)             20,461,000         2,046     2,900,344             --             --      2,902,390

Issuance of common stock for conversion
 on notes payable (unaudited)                   1,251,448           125       461,697             --             --        461,822

Deferred stock compensation (unaudited)                --            --        16,472        (12,354)            --          4,118


Net loss (unaudited)                                   --            --            --             --    (12,132,445)   (12,132,445)
                                             ------------  ------------  ------------   ------------   ------------   ------------


Balance, June 30, 2005 (unaudited)             46,112,448  $      4,611  $  3,406,073   $    (12,354)  $(13,983,878)  $(10,585,548)
                                             ============  ============  ============   ============   ============   ============


Amortization of deferred stock compensation
 (unaudited)                                        2,059         2,059

Net income (unaudited)                                 --            --            --             --      7,560,230      7,560,230
                                             ------------  ------------  ------------   ------------   ------------   ------------


Balance, September 30, 2005 (unaudited)        46,112,448  $      4,611  $  3,406,073   $    (10,295)  $ (6,423,648)  $ (3,023,259)
                                             ============  ============  ============   ============   ============   ============


              The accompanying notes form an integral part of the
                  condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     Accumulated from
                                                                                                     February 1, 2002
                                                                                                     (Date of Inception)
                                                                                                     to
                                                                 Nine months ended September 30      September 30,
                                                                    2005               2004          2005
                                                                 -----------       -----------       -----------
Cash flows provided by (used for) operating
   activities:
   Net loss                                                      $(5,830,018)      $  (169,954)      $(6,423,648)
                                                                 -----------       -----------       -----------

   Adjustments to reconcile net loss
     to net cash provided by (used for)
     operating activities:

      Noncash compensation expense for warrants issued             1,964,065                --         1,994,065

      Amortization of note discount                                  116,193                --           138,043

     Amortization of deferred stock compensation                       6,177                --             6,177

     Change in fair value of warrant liability                     2,172,087                --         2,172,087

      Amortization of intangible assets                                  563                --               563

      Depreciation                                                     7,768             2,316            12,679

   Changes in assets and liabilities:
     (Increase) decrease in assets:

       Prepaid expenses                                              (69,496)           15,156           (69,496)

     Increase (decrease) in liabilities:

       Accounts payable and accrued expenses                         119,204           101,546           334,817

       Deferred revenue                                              (11,250)          (11,250)          121,250
                                                                 -----------       -----------       -----------


       Total adjustments                                           4,305,311           107,768         4,710,185
                                                                 -----------       -----------       -----------


       Net cash provided by (used for) operating activities       (1,524,707)          (62,186)       (1,713,463)
                                                                 -----------       -----------       -----------

Cash flows used for investing activities:

   Acquisition of intangible assets                                       --                --           (11,264)

   Acquisition of fixed assets                                      (100,819)           (8,885)         (115,589)

   Advance to officers                                                    --            (1,796)           (1,796)
                                                                 -----------       -----------       -----------


       Net cash used for investing activities                       (100,819)          (10,681)         (128,649)
                                                                 -----------       -----------       -----------

Cash flows provided by financing activities:
    Proceeds from issuance of common stock and warrants

    net of financing cost                                          8,749,122                --         8,749,122

     Payments on convertible notes payable                           (50,000)               --           (50,000)

   Proceeds form convertible notes payable                                --                --           500,000

     Payments for financing costs for convertible notes                   --                --           (87,401)
                                                                 -----------       -----------       -----------


             Net cash provided by financing activities             8,699,122                --         9,111,721
                                                                 -----------       -----------       -----------


Net increase (decrease) in cash                                    7,073,596           (72,867)        7,269,609


Cash, beginning of year                                              196,013            73,867                --
                                                                 -----------       -----------       -----------

Cash, end of period
                                                                 $ 7,269,609       $     1,000       $ 7,269,609
                                                                 ===========       ===========       ===========

Supplemental disclosure of cash flow
  information:

   Interest paid                                                 $        --       $        --       $        --
                                                                 ===========       ===========       ===========


   Income taxes paid                                             $        --       $        --       $     2,400
                                                                 ===========       ===========       ===========

Supplemental disclosure of noncash investing and financing activities-

     Noncash warrant expense for warrants issued                 $ 1,964,065       $        --       $ 1,994,065
                                                                 ===========       ===========       ===========


     Converstion of notes payable to common stock                $   450,000       $        --       $   450,000
                                                                 ===========       ===========       ===========


    Conversion of accrued interest payable                       $    11,697       $        --       $    11,697
                                                                 ===========       ===========       ===========


     Issuance of common stock with reverse merger                $     4,000       $        --       $     4,000
                                                                 ===========       ===========       ===========


              The accompanying notes form an integral part of the
                  condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.) (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)   Business and Summary of Significant Accounting Policies:

      Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions under Regulations SB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of Bionovo Biopharmaceuticals, Inc., the Company's wholly-owned Delaware subsidiary, for the fiscal years ended December 31, 2004 and December 31, 2003 included in the Form 8-K filed by Bionovo, Inc. (the "Company") on September 3, 2005, which was amended on September 22, 2005, September 27, 2005, September 15, 2005, September 16, 2005, and October 19, 2005. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of September 30, 2005, and the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine-months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

      Formation and Business of the Company:

      On March 4, 2005, Bionovo Biopharmaceuticals, Inc. increased its authorized stock to 24,000,000. Effective with the increase in its authorized stock, Bionovo Biopharmaceuticals also declared a 1.2-for-1 stock split. Accordingly, these financial statements retrospectively reflect these changes.

      On April 6, 2005, Bionovo Biopharmaceuticals, Inc. completed a reverse merger transaction with Lighten Up Enterprises International, Inc a Nevada corporation. The shareholders of Bionovo Biopharmaceuticals prior to April 6, 2005 received 20,400,000 shares of Lighten Up common stock, par value $0.0001 per share. Until the merger, Lighten Up Enterprises International, Inc., or Lighten Up, engaged in the development, publishing, marketing and sale of a cook book of recipes. Lighten Up discontinued these activities following the merger. Upon the closing of the merger, the directors and management of Bionovo Biopharmaceuticals became the directors and management of Lighten Up. Bionovo Biopharmaceuticals has been considered the acquirer in this transaction, frequently referred to as a "reverse merger" of a shell company, and accounted for as a recapitalization. Accordingly, no goodwill or other adjustment in basis of assets is recorded, the shares of the shell, the legal surviving entity, are treated as issued as of the date of the transaction, and the shares held by the controlling shareholders after the transaction, are treated as outstanding for the entirety of the reporting periods. On June 29, 2005, the Company reincorporated to Delaware and changed its name to Bionovo, Inc. Bionovo Biopharmaceuticals, Inc. continues as a wholly-owned, operating subsidiary of the Company.

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

      Cash:

      Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of nine months or less at the time of purchase to be cash equivalents. The Company maintains the majority of its cash and cash equivalents at two major banks.

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

      Patent Costs:

      Intangible assets consist of patent licensing costs to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made.

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

      Stock-Based Compensation (Continued):

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to Stock-Based Employee Compensation.


                                                Three months ended September 30,
                                                 -----------------------------
                                                     2005              2004
                                                 -----------       -----------

      Net income (loss) as reported              $ 7,560,230       $  (103,375)
      Compensation  recognized under APB 25               --                --
      Compensation  recognized under SFAS 123         (1,112)               --
                                                 -----------       -----------

      Pro-forma net loss                         $ 7,559,118       $  (103,375)
                                                 ===========       ===========

      Net loss per share:
      Basic and diluted -- as reported           $      0.16       $     (0.00)
                                                 ===========       ===========
      Basic and diluted -- pro-forma             $      0.16       $     (0.00)
                                                 ===========       ===========

                                                 Nine months ended September 30,
                                                 -----------------------------
                                                    2005                2004
                                                 -----------       -----------
      Net loss as reported                       $(5,830,018)      $  (169,154)
      Compensation  recognized under APB 25               --                --
      Compensation  recognized under SFAS 123         (4,854)         (100,000)
                                                 -----------       -----------

      Pro-forma net loss                         $(5,834,872)      $  (269,154)
                                                 ===========       ===========

      Net loss per share:
      Basic and diluted -- as reported           $     (0.15)      $     (0.01)
                                                 ===========       ===========
      Basic and diluted -- pro-forma             $     (0.15)      $     (0.01)
                                                 ===========       ===========

      For grants in 2005, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 4.0% (iii) expected volatility 90.0%, and (iv) an expected life of the stated life of the option for options granted in 2005. The fair value was determined using the Black-Scholes option-pricing model.

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

      Technology license agreements are for a term of ten years and consist of nonrefundable upfront license fees and royalty payments. In accordance with Staff Accounting Bulletin 104, nonrefundable upfront license fees are recognized over the ten year license term using the straight-line method of accounting when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of the Company's continuing research and development efforts.

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

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

      In May 2005, the FASB issued SFAS No.154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 " ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of issuance of SFAS No 154. The Company is in the process of evaluating whether the adoption of SFAS 154 will have a significant impact on the Company's overall results of operations or financial position.

      In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the our financial position, results of operations or cash flows.

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

(4)   Convertible Notes Payable:

      The Company issued $500,000 of convertible notes payable on September 30, 2004. The notes are secured and bear interest at 6% per annum. Principal and interest are due on September 30, 2005. The notes are convertible into common stock at a conversion price equal to $0.3596 per share of stock at the option of the holder prior to the due date. There are registration rights attached to the underlying shares of the convertible feature. It has been determined that there is no beneficial element of the conversion feature after the allocation of the warrants, discussed below, as set forth in EITF 00-27, as the conversion feature approximates the fair value of the shares on the date they were issued.

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

(5)   Warrant Liability:

      In connection with the September 2004 bridge financing described in Note 4 above, the Company issued warrants to the placement agent in the financing to purchase 132,421 shares at $0.3596 per share. In April, 2005 and May 2005, the Company completed a private placement which resulted in gross proceeds of $10.2 million. In connection with this private placement the Company sold 20,461,000 shares of common stock at a price of $0.50 per share and issued warrants to purchase up to 5,115,250 shares of common stock to investors and 2,136,100 shares of common stock to agents. In connection with the closing of our reverse merger transaction on April 6, 2005, the Company issued five-year warrants to Duncan Capital, LLC as partial compensation for its advisory services relating to the merger. These reverse merger warrants are exercisable in whole or in part, at an exercise price of $0.01 per share, before April 6, 2010 for up to 1,979,630 shares of common stock. The warrants described above have a term of 5 years and exercise prices between $0.01 and $1.00. Since the warrants are subject to certain registration rights, the Company recorded a warrant liability, totaling $7,861,314, in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The registration rights provide for the Company to file with the Securities and Exchange Commission a Registration Statement covering the resale of all of the common stock (including common stock issuable upon exercise of warrants) issued in connection with the private placement. In addition, the Company is required to report the value of the warrants at the fair market value and record the fluctuation to the fair value of the warrant liability to current operations. The fair value increased $2,172,087 from the dates of grants to September 30, 2005. The Company is subject to certain penalties if the Registration Statement is not declared effective by the stipulated deadline. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of 5 years, a risk free interest rate of 4.0%, an expected dividend yield of 0%, a volatility of 90% and a deemed fair value of common stock of $0.50 which was the price of the Company's common stock sold in the private placement. The Company has the obligation to register for resale the shares of common stock issuable upon exercise of the warrants, which requires having a registration statement covering such shares of common stock being declared effective and maintaining the effectiveness of that registration statement. The Company will be required to maintain the effectiveness of the registration statement until such time as all such shares of common stock (i) have either been sold pursuant to the registration statement or an exemption from the registration requirements of the Securities Act of 1933, or (ii) may be sold without any volume or other restrictions pursuant to Rule 144(k) under the Securities Act of 1933. Accordingly, the warrant liability will be reclassified to equity at the time that obligation is fulfilled.

(6)   Equity:

      In April and May 2005 the Company completed private placements selling 20,461,000 shares of common stock to accredited investors at a price of $0.50 per share. The Company received gross proceeds of $10,230,500. As part of the closing of the private placements we issued five-year warrants to purchase a total of 2,557,625 shares of common stock at an exercise price of $0.75 per share and 2,557,625 shares of common stock at an exercise price of $1.00 per share. The warrants are exercisable in whole or part until May 5, 2010.

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

(7)   Commitments:

      The Company has signed a new premise lease effective September 24, 2005 for 4 years for office and lab space in Emeryville, California. Monthly rents start at $ 8,572 per month and increase to $ 9,359 per month in the final year.

      The Company has signed a new premise lease effective October 1, 2005 for 1 year for lab space in Aurora, Colorado, California. Monthly rent is $1,250.

(8)   Contingent Liability:

      Pursuant to registration rights granted to the investors in the Company's April 6, 2005 and May 5, 2005 private placements, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock (including shares of common stock that may be acquired upon exercise of warrants) issued in the private placements within 90 days of April 6, 2005. In addition, the Company is obligated to have such "resale" registration rights agreement declared effective by the SEC as soon as possible and, in any event, within 180 days (or 210 days if the registration statement is reviewed by the SEC) after April 6, 2005. If the registration statement is not filed or is, for any reason, not declared effective within the foregoing time periods, the Company will be required to pay liquidated damages to such investors. Liquidated damages, if any, will be paid in cash in an amount equal to 1% of the investor's paid investment for the first 30 days (or part thereof) after the relevant date (i.e., filing date or effective date), and for any subsequent 30-day period (or part thereof) thereafter. On November 2, 2005, the registration statement was effective, see subsequent events footnote.

(9)   Subsequent Events:


      The Company has entered into a new capital lease for approximately $400,000 of new lab analytical instrumentation. The lease is for a period of 36 months, monthly payments of approximately $10,000 are scheduled to start in November 2005. The lease is secured by a letter of credit.

      The Company received approval for its registration statement on November 2, 2005 within the time frame as required by the investors of the April 6, 2005 and May 5, 2005 private placements. The Company will not be required to pay any liquidating damages.

Item 2. Management's Discussion and Analysis or Plan of Operation

      This Discussion and Analysis should be read in conjunction with the Company's audited financial statements and accompanying footnotes included in our Form 8-K/A filed September 27, 2005 in which we disclosed the financial results of Bionovo Biopharmaceuticals, Inc., for the fiscal years ended December 31, 2004 and 2003, and such other reports as we file from time to time with the SEC.

        This section contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including those identified in our most recently filed registration statement on Form SB-2 and those described elsewhere is this Report under the heading "Risk Factors" that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. These risks and uncertainties include, without limitation, those set forth under the caption "Risk Factors" found elsewhere in this Form 10-QSB.

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

      We completed a reverse merger transaction on April 6, 2005 with Lighten Up Enterprises International, Inc., a Nevada corporation formed on January 29, 1998. Until the merger, Lighten Up Enterprises International, Inc., or Lighten Up, engaged in the development, publishing, marketing and sale of a cook book of recipes, which Lighten Up discontinued following the merger and succeeded to the business of Bionovo Biopharmaceuticals, Inc. The directors and management of Bionovo Biopharmaceuticals thereupon became the directors and management of Lighten Up. On June 29, 2005, we changed our corporate name from Lighten Up Enterprises International, Inc. to Bionovo, Inc. and changed our state of incorporation from Nevada to Delaware. Bionovo Biopharmaceuticals currently remains a wholly-owned subsidiary of Bionovo, Inc.

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

      This Management's Discussion and Analysis and the unaudited consolidated financial statements presented in this Report include those of Bionovo
Biopharmaceuticals prior to the reverse merger, as these provide the most relevant information for us on a continuing basis.

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

      During 2004, we completed a Phase I trial of MF101. In the trial, we observed no grade III or IV adverse events (as categorized by the National Institutes of Health, National Cancer Institute, Common Toxicity Criteria). Further, we observed that short term use of MF101 showed no adverse effect on hematology, liver and renal function or hormonal status. The most common adverse events observed in the trial were anticipated minor gastrointestinal disturbances. A multicenter, Phase II clinical trial under the directorship of Dr. Deborah Grady at the University of California, San Francisco is expected to commence in the Fall of 2005.

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

      The biopharmaceutical industry is attempting to develop more specific and targeted therapies in the attempt to treat conditions and diseases. This effort has led to various trends in the industry that received large infrastructure as well as R&D capital investments in the past 15 years. These trends include rational drug design, combinatorial chemistry, structural drug design, antisense drugs, protein drugs, monoclonal antibodies among others. Although some successes can be named, most trends failed to produce significant numbers of drugs and more so, drugs that are very safe and very effective.

      In recent years, many pharmaceutical companies returned to search for small molecule drugs, that to date, account for the largest number of ethical drugs in human use. This trend resulted in renewed interest by some companies and many universities in natural products, and the discovery of new compounds and new drug classes from natural products.

      Another trend that has surfaced in the practice of medicine, rather than in the pharmaceutical industry itself, is the use of polytherapy in the treatment of diseases and disorders. Rarely are chronic medical conditions treated with a single drug. The attempt to develop drugs with multiple targets is not as common.

      Since our inception, we have funded our operations primarily through proceeds of $500,000 from the private placement of convertible debt in September 2004 and total proceeds of $10.2 million from private placements of common stock and warrants in April and May 2005.

      Most of our efforts to date have been to discover and develop our pipeline of product candidates, to develop our product platform and to seek or obtain patents for our intellectual property. Research and development expenditures through September 30, 2005 were related primarily to the development of our lead product candidates MF101 and BZL101, and to filing patent applications on our inventions.

      We have generated insignificant revenues to date, and therefore can draw no conclusions regarding the seasonality of our business.

      Our financial statements included elsewhere in this report have been prepared assuming that we will continue as a going concern. We are currently a development-stage enterprise and, as such, our continued existence is dependent upon debt and equity financing from outside investors. We have yet to generate a positive internal cash flow and until meaningful sales of our product begin, we are totally dependent upon debt and equity funding. So far we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements, but there can be no assurance that we will be able to continue to do so. Moreover, there is no assurance that if and when FDA premarket approval is obtained for one or more of our drug candidates, that the drugs will achieve market acceptance or that we will achieve a profitable level of operations. Our financial statements included elsewhere in this report do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Research and Development Activities

      Included in research and development expenses are the following activities and related expenses: basic research and preclinical expense, clinical trials and drug development expense.

      Basic research and preclinical expense includes discovery research, chemical development, pharmacology, product development, regulatory expenses relating to all applications for FDA Investigational New Drug licenses, and patent related legal costs related to our internal research programs.

      Clinical trials and drug development expense includes external costs of manufacturing study medications and of conducting clinical trials, as well as internal costs for clinical development, regulatory compliance, and pharmaceutical development.

      Most of our product development programs are at an early stage. Accordingly, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. The lengthy process of seeking FDA approvals requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining regulatory approvals could materially adversely affect our product development efforts. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost or whether we will obtain any approval required by the FDA on a timely basis, if at all.

Clinical Development Strategy and Ongoing Clinical Programs

      Our research and development costs from 2002 to September 30, 2005 have principally related to our clinical development of MF101, BZL101, and to a lesser degree AA102, and VG101. We have conducted Phase I clinical trials for each of MF101, and BZL101. Based on the results of these trials, in 2005 we selected MF101 for further evaluation in randomized controlled, multi-center Phase II trial. Our goal is to start a Phase II clinical trial for BZL101 in 2006, subject to securing sufficient funding for the trial.

      The decision to advance each of our four lead product candidates through clinical testing will be based on the results of completed preclinical and clinical studies. A summary of the anticipated dates and estimated expenses associated with the development of these product candidates is shown below. We do not anticipate any revenue from any of our lead product candidates until 2009 at the earliest.

--------------  ----------------------------------  ---------------------------------  -----------------------------------
Drug            Phase I                             Phase II                           Phase III
--------------  ----------------------------------  ---------------------------------  -----------------------------------
                 Cost    # of          Timing         Cost     # of         Timing       Cost    # of           Timing
                         Patients                              Patients                           Patients
--------------  -------- ---------- --------------  ---------- ---------- -----------  --------- ----------- -------------
MF101                 0          0      Completed       $3.5M        180  Q3 2005        $9.5M         480    Q3 2007 to
                                                                          to Q1 2007                             Q2 2009
--------------  -------- ---------- --------------  ---------- ---------- -----------  --------- ----------- -------------
BZL101                0          0      Completed       $3.5M         60  Q2 2006         $17M         480    Q2 2008 to
                                                                          to Q4 2007                             Q1 2010
--------------  -------- ---------- --------------  ---------------------------------------------------------------------
AA102             $1.1M         25     Q3 2006 to   Advancing AA102 to Phase II trials will be based on the results of
                                          Q4 2007   the Phase I trial and receipt of necessary funding.
--------------  -------- ---------- --------------  ---------------------------------------------------------------------
VG101             $0.8M         25     Q3 2006 to   Advancing VG101 to Phase II trials will be based on the results of
                                          Q4 2007   the Phase I trial and receipt of necessary funding.
--------------  -------- ---------- --------------  ---------------------------------------------------------------------

Research and Development Cost Allocations

      We have many research projects ongoing at any one time. We have the ability to utilize our financial and human resources across several research projects. Our internal resources, employees and infrastructure, are not directly tied to any individual research project and are typically deployed across multiple projects. Our clinical development programs are developing each of our product candidates in parallel for multiple disease indications, while our basic research activities are seeking to discover potential drug candidates for multiple new disease indications. We do not record or maintain information regarding the costs incurred for our research and development programs on a program specific basis. In addition, we believe that allocating costs on the basis of time incurred by our employees does not accurately reflect the actual costs of a project.

      Prior to September 30, 2005, we did not specifically identify all external clinical trial and drug development expenses by program. By December 2005, we plan to report external clinical trial and drug development expenses by program.

Critical Accounting Policies and Estimates


      An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the financial statements. We review the accounting policies used in our financial statements on a regular basis. In addition, management has reviewed these critical accounting policies and related disclosures with our audit committee.

      Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to clinical trial accruals, income taxes (including the valuation allowance for deferred tax assets), restructuring costs and stock-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions

      Revenue. Revenue is generated from collaborative research and development arrangements, technology licenses, and government grants. To date, only revenue from technology licenses has been received.

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

      In order to determine the fair value of our stock for periods prior to the date of our reverse merger transaction, we estimated the fair value per share by reviewing values of other development stage biopharmaceutical organizations, comparing products in development, status of clinical trails, and capital received from government and private organizations. Once a total value was determined, we then factored the number of shares outstanding, or possibly outstanding, resulting in an estimated value per share. Once we completed our reverse merger transaction on April 6, 2005, the trading price of our common stock was used.

      For periods prior to our reverse merger transaction, we chose not to obtain contemporaneous valuations of our stock by any unrelated valuation specialist after realizing the cost of services would be substantial and that the benefit derived would not be substantially different from our estimate as we had used a multi-tiered approach to estimate the value of our stock.

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

Results of Operations

Comparison of 3 Months Ended September 30, 2005 and September 30, 2004

      Revenues. Revenue decreased $11,078 to $3,750 for the three months ended September 30, 2005, as compared to revenue of $14,828 for the three months ended September 30, 2004. Revenue for both periods is the result of the licensing and technology transfer agreement with a Taiwan biotech corporation. In the 2004 period additional services were provided to the Taiwan biotech corporation. We do not expect our revenues to have a material impact on our financial results during the remainder of 2005.

      Research and Development. Research and development expenses increased $450,492 to $510,364 for the three months ended September 30, 2005, as compared to expenses of $59,872 for the three months ended September 30, 2004. The increase is directly related to advancing the development of our drug candidates. All costs currently incurred in the research and development of drugs for cancer and women's health were expensed as incurred.

      General and Administrative. General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $163,708 to $222,042, for the three months ended September 30, 2005, as compared to $58,334 for three months ended September 30, 2004. The increase for the current year was primarily due to legal and accounting expenses associated with the re-incorporation, reverse merger, and private placement, in addition to an increase in business activities related to supporting the development of our company.

      Merger cost. Merger cost is directly related to the most recent reverse merger and warrants issued to an advisor for services rendered in connection with the reverse merger. Payment was made via a grant of warrants. The cost associated is related to warrants issued for services performed by the advisor relating to the merger that took place in April 2005. Merger cost was $0 for the three months ended September 30, 2005, as compared to $0 for three months ended September 30, 2004.


      Sales  and  Marketing.  Sales and  marketing  expenses  include  salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by $9,567 to $9,567 for the three months ended September 30, 2005, as compared to $0 for the three months ended September 30, 2004. The increase relates to improving the Company's website and attendance at a variety of industry tradeshows and conventions. We expect to have limited sales and marketing expenses for the foreseeable future.

      Other  Income  (Expense).   Other  income  and  expense  includes  warrant
valuation expense, interest income, and interest expense. Warrant valuation expense represents the difference between the fair value of the warrants when granted, and the fair value of those same warrants on September 30, 2005. The change in fair value on revaluation of warrant liability was $8,267,293 for the three months ended September 30, 2005 compared to $0.0 for the three months ended September 30, 2004 since no warrants were issued during that period. The increase is related to warrants issued in the private placements, reverse merger and bridge financing. Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Net interest income increased by $44,657 to $44,660 for the three months ended September 30, 2005, as compared to $3 for the three months ended September 30, 2004. The increase relates to an increase in the average balance of invested cash and short-term investments. Interest expense on convertible notes increased by $13,500 for the three months ended September 30, 2005, as compared to $0 for the three months ended September 30, 2004.

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

Comparison of 9 Months Ended September 30, 2005 and September 30, 2004

      Revenues. Revenue decreased $30,240 to $11,250 for the nine months ended September 30, 2005, as compared to revenue of $41,490 for the nine months ended September 30, 2004. Revenue for both periods is the result of the licensing and technology transfer agreement with a Taiwan biotech corporation. In the 2004 period additional services were provided to the Taiwan biotech corporation. We do not expect our revenues to have a material impact on our financial results during the remainder of 2005.

      Research and Development. Research and development expenses increased $774,023 to $867,018 for the nine months ended September 30, 2005, as compared to expenses of $92,995 for the nine months ended September 30, 2004. The increase is directly related to advancing the development of our drug candidates. All costs currently incurred in the research and development of drugs for cancer and women's health were expensed as incurred.

      General and Administrative. General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $667,811 to $770,242, for the nine months ended September 30, 2005, as compared to $102,431 for nine months ended September 30, 2004. The increase for the current year was primarily due to legal and accounting expenses associated with the re-incorporation, reverse merger, and private placement, in additional to increase in business activities related to supporting the development of our company.

      Merger Cost. Merger cost is directly related to the most recent reverse merger and warrants issued to an advisor for services rendered in connection with the reverse merger. Payment was made via a grant of warrants. The cost associated is related to warrants issued for services performed by the advisory relating to the merger that took place in April 2005. Merger cost was $1,964,065 for the nine months ended September 30, 2005, as compared to $0 for nine months ended September 30, 2004. The increase for the current year was due to the merger occurring in April 2005 while no merger took place in 2004.


      Sales  and  Marketing.  Sales and  marketing  expenses  include  salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses decreased by $1,758 to $13,607 for the nine months ended September 30, 2005, as compared to $15,365 for the nine months ended September 30, 2004. The decisions to not participate in two industry tradeshows and conventions, for which the Company had participated in 2004. We expect to have limited sales and marketing expenses for the foreseeable future.

      Other Income (Expense). Other income and expense includes warrant valuation expense and interest income net of interest expense. Warrant valuation expense represents the difference between the fair value of the warrants when granted, and the fair value of those same warrants on September 30, 2005. The decrease in fair value on revaluation of warrant liability was $2,172,087 for the nine months ended September 30, 2005 compared to $0.0 for the nine months ended September 30, 2004 since no warrants were issued during that period. The decrease is related to warrants issued in the private placements, reverse merger and bridge financing. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Net interest income increased by $82,304 to $82,451 for the nine months ended September 30, 2005, as compared to $147 for the nine months ended September 30, 2004. Interest expense recorded as amortization on convertible notes increased by $57,649 to $116,193 for the nine months ended September 30, 2005, as compared to $0 for the nine months ended September 30, 2004. Interest expense recorded as amortization on convertible notes is directly related to convertible notes payable issued on September 30, 2004, the majority of which were converted to equity on April 6, 2005. Interest expense increased by $20,507 for the nine months ended September 30, 2005, as compared to $0 for the nine months ended September 30, 2004. Interest expense is directly related to interest expensed during the period for the convertible notes payable issued on September 30, 2004, the majority of which were converted to equity on April 6, 2005.


Liquidity and Capital Resources

      At September 30, 2005 our cash and cash equivalents were equal to $7,269,609. Our principal cash requirements are for research and development, operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of the operations. Our primary source of cash during the nine month period ended September 30, 2005 was from the capital received pursuant to private placements of our common stock, as described below.

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

      Merrill Lynch Bank USA has issued a Letter of Credit for our account, in the approximate aggregate amount of $381,000, to secure our lease of laboratory equipment. We have collateralized the Letter of Credit with a cash deposit in the approximate amount of $381,000. No amounts have been advanced under the Letter of Credit.

                                  RISK FACTORS

      Stockholders   should  carefully  consider  the  following  risk  factors, together with the other information included and incorporated by reference in this Form 10-QSB.

Risks Related to Our Business and Industry

      We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

      We have incurred $6.4 million in cumulative net losses from our inception in 2002, and we expect losses to continue for the next several years. Our net loss for the fiscal year ended December 31, 2004 was $0.5 million. To date, we have only recognized revenues from a technology license and we do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none has been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including MF101 and BZL101, advance our other anti-cancer and women's health product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and eventually engage in commercialization activities in anticipation of potential FDA approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

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

      We have generated no significant revenues to date. To generate revenue and to achieve profitability, we must successfully develop, clinically test, market and sell our potential products. Even if we generate revenue and successfully achieve profitability, we cannot predict the level of that profitability or whether it will be sustainable. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from sales of our potential products, collaborative arrangements and other sources. Some of these fluctuations may be significant.

         All of our products in development will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can market them. We cannot predict if or when any of the products we are developing or those being co-developed with us will be approved for marketing. There are many reasons that we or our collaborative partners may fail in our efforts to develop our potential products, including the possibility that:

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

      Developing the sales force to market and sell our potential products is a difficult, expensive and time-consuming process. In addition to developing a sales force within our company, we will likely rely on third-party distributors to distribute our potential products. The distributors would be responsible for providing many marketing support services, including customer service, order entry, shipping and billing and customer reimbursement assistance. Our anticipated reliance on these third parties means our results may suffer if any of them are unsuccessful or fail to perform as expected. We may not be able to build sales and marketing capabilities sufficient to successfully commercialize our potential products in the territories where they receive marketing approval.

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

      Failure to obtain regulatory approvals in foreign jurisdictions would prevent us from marketing our products internationally.

      We intend to have our product candidates marketed outside the United States. In order to market products in the European Union, Asia and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. We may be unable to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The approval procedure varies among countries and can involve additional and costly clinical testing and data review. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, including approval of delivery devices for our product candidates. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory agencies in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. The failure to obtain these approvals could harm our business and result in decreased revenues.

      Our products, if and when any of them are approved, could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements, or if such products exhibit unacceptable problems.

      Any product for which we obtain marketing approval, together with the manufacturing processes, and advertising and promotional activities for such product, will be subject to continued regulation by the FDA and other regulatory agencies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Any adverse effects observed after the approval and marketing of a product candidate could result in the withdrawal of any approved products from the marketplace. Absence of long-term safety data may also limit the approved uses of our products, if any, to short-term use. Later discovery of previously unknown problems with our products or their manufacture, or failure to comply with regulatory requirements, may result in:

      o     restrictions on such products or manufacturing processes;

      o     withdrawal of the products from the market;

      o     voluntary or mandatory recalls;

      o     fines;

      o     suspension of regulatory approvals;

      o     product seizures; or

      o     injunctions or the imposition of civil or criminal penalties.

      If we are slow to adapt, or unable to adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, we may lose marketing approval for them when and if any of them are approved, resulting in decreased revenue from milestones, product sales or royalties.

      If our competitors develop and market products that are more effective than our existing product candidates or any products that we may develop, or if they obtain marketing approval for their products before we do, our commercial opportunity will be reduced or eliminated.

      The pharmaceutical and biotechnology industry is highly competitive. Pharmaceutical and biotechnology companies are under increasing pressure to develop new products, particularly in view of lengthy product development and regulatory timelines, expiration of patent protection and recent setbacks experienced by several products previously approved for marketing. We compete with many companies that are developing therapies for the treatment of cancer and the symptoms of menopause. Several companies are developing products with technologies that are similar to ours. We also face competition in the field of cancer treatment and therapies for the symptoms of menopause from academic institutions and governmental agencies. Many of our competitors may have greater financial and human resources or more experience in research and development than we have, or both, and they may have established sales, marketing and distribution capabilities. If we or our collaborators receive regulatory approvals for our product candidates, some of our products will compete with well-established, FDA-approved therapies that have generated substantial sales over a number of years. In addition, we will face competition based on many different factors, including:

      o     the safety and effectiveness of our products;

      o     the timing and scope of regulatory approvals for these products;

      o the availability and cost of manufacturing, marketing and sales capabilities;

      o     the effectiveness of our marketing and sales capabilities;

      o     the price of our products;

      o     the availability and amount of third-party reimbursement; and

      o     the strength of our patent position.

      We also anticipate that we will face increased competition in the future as new companies enter our target markets and scientific developments surrounding cancer therapies and drugs for menopause continue to accelerate. Competitors may develop more effective or more affordable products, or may achieve patent protection or commercialize products before us or our collaborators. In addition, the health care industry is characterized by rapid technological change. New product introductions, technological advancements, or changes in the standard of care for our target diseases could make some or all of our products obsolete.

      Our lead product candidate for metastatic breast cancer, BZL101, may be used for patients with either hormone receptor positive or negative tumors, and is designed for use in both premenopausal and postmenopausal patients and patients who are both HER2 positive and negative. "HER2" is a gene that codes for an epidermal growth factor receptor that is over expressed in a significant portion of women diagnosed with breast cancer and the over expression of this gene is associated with a poorer medical prognosis, such as lower survival rates and increased recurrence of breast cancer. Those patients where the HER2 gene is over expressed are HER2 positive and those where the gene is not over expressed are HER2 negative. Accordingly, it can be expected to compete with most forms of current therapies for metastatic breast cancer, including hormonal therapy, chemotherapy or biologic therapy. Below is a summary of commonly used drug therapies for the treatment of metastatic breast cancer and the pharmaceutical companies that distribute them. Each of these companies would compete directly with us relative to BZL101.

-------------------------------------  -----------------------------------  -----------------------------------
              Therapy                                 Drug                        Pharmaceutical Company
-------------------------------------  -----------------------------------  -----------------------------------
Hormonal Therapy                       Nolvadex                             AstraZeneca
-------------------------------------  -----------------------------------  -----------------------------------
                                       Faslodex                             AstraZeneca
-------------------------------------  -----------------------------------  -----------------------------------
                                       Arimidex                             AstraZeneca
-------------------------------------  -----------------------------------  -----------------------------------
                                       Femara                               Novartis
-------------------------------------  -----------------------------------  -----------------------------------
                                       Aromasin                             Pfizer
-------------------------------------  -----------------------------------  -----------------------------------

-------------------------------------  -----------------------------------  -----------------------------------
Chemotherapy                           Abraxane                             Abraxis
-------------------------------------  -----------------------------------  -----------------------------------
                                       Adriamycin                           Pharmacia
-------------------------------------  -----------------------------------  -----------------------------------
                                       Adrucil                              SP Pharmaceuticals
-------------------------------------  -----------------------------------  -----------------------------------
                                       Cytoxan                              Baxter
-------------------------------------  -----------------------------------  -----------------------------------
                                       Ellence                              Pfizer
-------------------------------------  -----------------------------------  -----------------------------------
                                       Gemzar                               Eli Lilly
-------------------------------------  -----------------------------------  -----------------------------------
                                       Maxtrex                              Pharmacia
-------------------------------------  -----------------------------------  -----------------------------------
                                       Mutamycin                            Faulding DBL
-------------------------------------  -----------------------------------  -----------------------------------
                                       Navelbine                            Pierre Fabre
-------------------------------------  -----------------------------------  -----------------------------------
                                       Taxol                                Bristol-Myers Squibb
-------------------------------------  -----------------------------------  -----------------------------------
                                       Taxotere                             Aventis
-------------------------------------  -----------------------------------  -----------------------------------
                                       Velban                               Eli Lilly
-------------------------------------  -----------------------------------  -----------------------------------

-------------------------------------  -----------------------------------  -----------------------------------
Biologic Agent Therapy                 Herceptin                            Genentech
-------------------------------------  -----------------------------------  -----------------------------------

      While we are developing BZL101 to minimize many of the adverse side effects associated with the above breast cancer treatments and further clinical testing has yet to be completed, certain of the above drug therapies may have advantages relative to BZL101. These advantages include: lower pricing, greater efficacy and reduced toxicity.

      Our lead product candidate for the treatment of menopausal symptoms, MF101, would be expected to compete with postmenopausal hormone replacement therapy which has been the primary treatment of menopausal symptoms such as hot flashes. Leading hormonal agents include Premarin and Prempro by Wyeth Pharmaceuticals, Cenestin, Estradiol (generic) and Medroxy-Progesterone Acetate by Barr Pharmaceuticals, and Ogen, Provera and Estring by Pfizer. In addition, MF101 may be expected to compete with newer generation anti-depressants used to treat hot flash frequency, such as venlafaxine by Wyeth, fluoxetine by Eli Lilly and paroxetine by Glaxo Smith Kline. The makers of these hormonal agents would compete directly with us relative to MF101.

      While we are developing MF101 to minimize many of the risks associated with long-term use of HRT indicated in recent studies and further clinical testing has yet to be completed, certain hormone replacement therapies may have advantages relative to MF 101. These advantages include: lower pricing, greater efficacy and reduced toxicity.

      We will face uncertainty in any commercialization of our product candidates relating to coverage, pricing and reimbursement due to health care reform and heightened scrutiny from third-party payers, which may make it difficult or impossible to sell our product candidates on commercially reasonable terms.

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

      Currently, we have a collaborative relationship with United Biotech Corporation (or UBC), an affiliate company of Maywufa Enterprise Group, under a Licensing & Technology Transfer Agreement. We have licensed to UBC the right to seek investigational new drug licenses and conduct clinical trials of MF101 and BZL101, and to market either such product in Taiwan if approved by the Taiwan Department of Health (or DOH). The licensing agreement may be terminated if the Taiwan DOH or other applicable Taiwan governmental authority rejects the application to sell either product candidate, and for breach by or winding up of a party. Because UBC bears the material expenses to develop these product candidates in Taiwan, termination of the licensing agreement would require us to either fund development activities in Taiwan directly and thus incur significant expense, or seek another collaborative relationship where development expenses of MF101 and BZL101 in Taiwan would be borne by a third party in exchange for marketing rights in that territory. There is no assurance that a suitable alternative third party would be identified, and even if identified, there is no assurance that the terms of any new relationship would be commercially acceptable to us.

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

      To date, we have filed three patent applications with the United States Patent and Trademark Office and one patent applications with the Taiwan Intellectual Property Office. Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, they may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license, and rights we receive under those patents may not provide competitive advantages to us.

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

      If third parties successfully assert that we have infringed their patents and proprietary rights or challenge the validity of our patents and proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and delay or prevent the development of our product candidates.

      The manufacture, use or sale of our potential products may infringe the patent rights of others. Any litigation to determine the scope and validity of such third party patent rights would be time consuming and expensive. If we are found to infringe on the patent or intellectual property rights of others, we may be required to pay damages, stop the infringing activity or obtain licenses covering the patents or other intellectual property in order to use, manufacture or sell our products. Any required license may not be available to us on acceptable terms or at all. If we succeed in obtaining these licenses, payments under these licenses would reduce any earnings from our products. In addition, some licenses may be non-exclusive and, accordingly, our competitors may have access to the same technology as that which is licensed to us. If we fail to obtain a required license or are unable to alter the design of our product candidates to make the licenses unnecessary, we may be unable to commercialize one or more of them, which could significantly affect our ability to achieve, sustain or grow our commercial business.

      If we are unable to protect our trade secrets, we may be unable to protect our interests in proprietary know-how that is not patentable or for which we have elected not to seek patent protection.

      In an effort to protect our unpatented proprietary technology, processes and know-how, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information. These agreements may be breached, and we may not become aware of, or have adequate remedies in the event of, any such breach. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

      There is a substantial risk of product liability claims in our business. If we are unable to obtain sufficient insurance, a product liability claim against us could adversely affect our business.

      We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face even greater risks upon any commercialization by us of our product candidates. We have product liability insurance covering our clinical trials in the amount of $5 million, which we currently believe is adequate to cover any product liability exposure we may have. Clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

      o     liabilities  that   substantially   exceed  our  product   liability
            insurance, which we would then be required to pay from other sources, if available;

      o an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

      o     withdrawal of clinical trial volunteers or patients;

      o damage to our reputation and the reputation of our products, resulting in lower sales;

      o regulatory investigations that could require costly recalls or product modifications;

      o     litigation costs; and

      o     the diversion of management's attention from managing our business.

      Our product candidates may have difficulties with market acceptance even after FDA approval.

      To date, there are no botanical drugs that have received FDA approval and therefore it is difficult to speculate how drugs derived from botanical extracts will be accepted by physicians, patients, third party payers and members of formulary committees who compile the list of medications included in health plans and hospital formularies. Moreover, physicians rely on peer reviewed medical journals as a primary source of information for evidence based medicine. If results of our clinical trials are not published in widely distributed, peer reviewed medical journals, our products may not be widely accepted by the medical community.

         Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these products will depend on, among other things, their acceptance by physicians, patients, third-party payers and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product candidate that we may develop and commercialize will depend on many factors, including:

      o     our ability to provide acceptable evidence of safety and efficacy;

      o     the prevalence and severity of side effects or other reactions;

      o     the convenience and ease of use;

      o availability, relative cost and relative efficacy of alternative and competing products and treatments;

      o     the effectiveness of our marketing and distribution strategy;

      o the publicity concerning our products or competing products and treatments; and

      o our ability to obtain third-party insurance coverage and adequate payment levels.

      If our product candidates do not become widely accepted by physicians, patients, third-party payers and other members of the medical community, it is unlikely that we will ever become profitable.

      Claims  relating  to  any  improper  handling,   storage  or  disposal  of
biological and hazardous materials by us could be time-consuming and costly.

      Our research and development activities in our Denver, Colorado and Emeryville, California facilities involve the controlled storage, use and disposal of hazardous materials. We are subject to government regulations relating to the use, manufacture, storage, handling and disposal of hazardous materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by applicable laws and regulations, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result or we could be penalized with fines, and any liability could exceed the limits of or fall outside our insurance coverage. We may not be able to maintain insurance on acceptable terms, or at all. Further, we could be required to incur significant costs to comply with current or future environmental laws and regulations.

      Because we have limited manufacturing experience, we depend on third-party manufacturers to manufacture product candidates for us. If we cannot rely on third-party manufacturers, we will be required to incur significant costs and devote significant efforts to establish our own manufacturing facilities and capabilities.

      We do not have any manufacturing experience, nor do we have any manufacturing facilities. We currently rely upon third-party manufacturers to manufacture all clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, including problems involving:

      o     inconsistent production yields;

      o     poor quality control and assurance or inadequate  process  controls;
            and

      o lack of compliance with regulations set forth by the FDA or other foreign regulatory agencies.

      These contract manufacturers may not be able to manufacture our product candidates at a cost or in quantities necessary to make them commercially viable. We also have no control over whether third-party manufacturers breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, our third party manufacturers have met our manufacturing requirements, but we cannot assure you that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA's current Good Manufacturing Practices, or cGMPs. There are comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

      If we are unable to enter into agreements with additional manufacturers on commercially reasonable terms, or if there is poor manufacturing performance on the part of our third party manufacturers, we may not be able to complete development of, or market, our product candidates.

      If we lose the services of our co-founders who serve as directors and officers of our company, our operations could be disrupted and our business could be harmed.

      Our business plan relies significantly on the continued services of our co-founders, Isaac Cohen and Mary Tagliaferri. If we were to lose the services of one or both of them, our ability to continue to execute our business plan could be materially impaired. In addition, while we have employment agreements with Mr. Cohen and Dr. Tagliaferri, the agreements would not prevent either of them from terminating their employment with us. Neither Mr. Cohen nor Dr. Tagliaferri have indicated they intend to leave our company, and we are not aware of any facts or circumstances that suggest either of them might leave us.

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

      o     technological innovations related to diseases we are studying;

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

      Our common stock is considered "a penny stock" and may be difficult to sell.

      The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. As the market price of our common stock has been less than $5.00 per share, our common stock is considered a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded on the NASDAQ's OTC Bulletin Board, investors may find it difficult to obtain accurate quotations for our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

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

      Provisions  in  our  charter   documents  and  under  Delaware  law  could
discourage a takeover that stockholders may consider favorable.

      Provisions of our certificate of incorporation, bylaws and provisions of applicable Delaware law may discourage, delay or prevent a merger or other change in control that a stockholder may consider favorable. Pursuant to our certificate of incorporation, our board of directors may issue additional shares of common or preferred stock. Any additional issuance of common stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management. Specifically, if in the due exercise of his/her or its fiduciary obligations, the board of directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our board of directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

      o diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,

      o putting a substantial voting block in institutional or other hands that might undertake to support the incumbent board of directors, or

      o effecting an acquisition that might complicate or preclude the takeover.

      Our certificate of incorporation also allows our board of directors to fix the number of directors in the by-laws. Cumulative voting in the election of directors is specifically denied in our certificate of incorporation. The effect of these provisions may be to delay or prevent a tender offer or takeover attempt that a stockholder may determine to be in his, her or its best interest, including attempts that might result in a premium over the market price for the shares held by the stockholders.

      We also are subject to Section 203 of the Delaware General Corporation Law. In general, these provisions prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless the transaction in which the person became an interested stockholder is approved in a manner presented in Section 203 of the Delaware General Corporation Law. Generally, a "business combination" is defined to include mergers, asset sales and other transactions resulting in financial benefit to a stockholder. In general, an "interested stockholder" is a person who, together with affiliates and associates, owns, or within three years, did own, 15% or more of a corporation's voting stock. This statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

      We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

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

      Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We currently have an effective registration statement covering the resale of 42,112,448 issued and outstanding shares of our common stock, which represents approximately 91.3% of our currently outstanding shares of our common stock. As additional shares of our common stock become available for resale in the public market pursuant to this offering, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

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

      There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders


         None.
Item 5.  Other Information

         None.

Item 6.  Exhibits

Exhibit
Number                                  Description
-------     --------------------------------------------------------------------
10.19       Office Lease,  dated July 6, 2005, with Emery Station Joint Venture,
            LLC (incoporated herein by reference from Exhibit 10.19 to the Registrant's Form SB-2, Amendment No. 1, filed with the SEC on
            September 16, 2005)

10.20       Sublease   Agreement,   dated  August  1,  2005,   with   Mycologics
            (incorporated herein by reference from Exhibit 10.20 to the Registrant's Form SB-2, Amendment No. 1, filed with the SEC on September 16, 2005)

10.21 Merrill Lynch Bank USA Irrevocable Letter of Credit (incorporated herein by reference from Exhibit 10.21 to the Registrant's Form SB-2, Amendment No. 4, filed with the SEC on October 31, 2005)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                  BIONOVO, INC.


Date: November 14, 2005          By: /s/ Isaac Cohen
                                     -------------------------------------------
                                     Isaac Cohen, Chief Executive
                                     Officer and President
                                     (Principal Executive Officer)


                                 By: /s/ James P. Stapleton
                                     -------------------------------------------
                                     James P. Stapleton, Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)