Form 10KSB
period 2005-12-31
BIONOVO INC
filed 2006-03-31
CIK 1203957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50073

BIONOVO, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	87-0576481
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5858 Horton Street Suite 375, Emeryville, California 94086 (510) 601-2000
(Address of Principal Executive Offices, Including Zip Code and Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $.001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 120-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $15,000.

As of March 15, 2006, the Issuer had 46,312,448 shares of common stock outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Issuer (26,030,260 shares), based on the average of the closing price on March 15, 2006 of $1.06 per share of common stock, was approximately $27,592,076.

Note: For purposes of this Report, shares held by non-affiliates were determined by aggregating the number of shares held by officers and directors of the Issuer, and by others who, to Issuer's knowledge, own 5% or more of Issuer's common stock, including shares of preferred stock convertible into common stock, and subtracting those shares from the total number of shares outstanding. The price quotations supplied by the OTC Bulletin Board represent prices between dealers and do not include retail mark-up, markdown or commission and do not represent actual transactions.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-KSB, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ii

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-KSB contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to:

•	our plans to develop, conduct clinical trials of and market new drug products and the timing of these development programs;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	our estimates of expenses and future revenues and profitability;

•	our estimates of the size of the markets for our drug products;

•	the rate and degree of market acceptance of our drug products; and

•	the success of other competing drug products and therapies that may become available.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 6. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

This report also contains estimates made by independent parties and by us relating to market size and growth and other industry data. These estimates involve a number of assumptions and limitations and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART 1

Item 1.  DESCRIPTION OF BUSINESS

Overview

We are a drug discovery and development company focusing on cancer and women’s health. Our focus is on new drugs from botanical sources, as well as new chemical entity (or NCE) drug development.

Many of the top 35 worldwide selling prescription drugs are derived from natural products (SOURCE: (i) Butler MS. Natural products to drugs: natural product derived compounds in clinical trials. Nat Prod Rep. 2005 Apr;22(2): 162-95. E pub 2005 Mar 8. Review; and (ii) Butler MS. The role of natural product chemistry in drug discovery. J Nat Prod. 2004 Dec;67(12): 2141-53. Review.). Moreover, approximately 62% of all chemotherapeutic agents are derived from natural or botanical products (SOURCE: (i) Newman DJ, Cragg GM, Snader KM. Natural products as sources of new drugs over the period 1981-2002. J Nat Prod. 2003 Jul;66(7): 1022-37. Review; and (ii) Cragg GM, Newman DJ. Plants as a source of anti-cancer agents. J. Ethnopharmacol. 2005 Aug 22;100(1-2). 72-9.). There were 15 new natural product-derived drugs launched from 2000 to 2003, as well as 15 natural product-derived compounds in Phase III clinical trials or registration at the end of 2003 (SOURCE: Butler MS. The role of natural product chemistry in drug discovery. J Nat Prod. 2004 Dec;67(12): 2141-53. Review.). Some of the new drugs were new drug types such as the antimalarial arteether, echinocandin- derived antifungal caspofungin and the anti-Alzheimer’s drug galantamine.

Although as many as 120 of the drugs used by physicians today are still produced from botanical fractions and are not synthesized, like atropine, codeine, quinine, morphine, steroids, taxanes and vinca derivatives (SOURCE: Kinghorn AD. The role of pharmacognosy in modern medicine. Expert Opin Pharmacother. 2002 Feb;3(2):77-9. Review.), we are aware of only a handful of companies attempting to create new drugs from botanical sources. We believe opportunities to discover and develop important new drugs from botanical extracts remain largely untapped.

We have one drug, MF101, designed to alleviate the symptoms of menopause, currently undergoing Phase II clinical trials, and an anti-cancer agent for breast and ovarian cancer, BZL101, for which the results of the Phase I clinical trial recently have been submitted to the FDA and an investigational new drug (or IND) application is being prepared to conduct a Phase II clinical trial. We are in the process of preparing IND submissions to the U.S. Food and Drug Administration (or FDA) for Phase I trials of a second anti-cancer agent, AA102, and another drug, VG101, for the treatment of post-menopausal vaginal dryness.

We select plant extracts to screen against well-understood therapeutic targets. Biological assays developed by us or others are used to screen and validate a substantial pipeline of botanical extracts we believe have therapeutic applications.

With MF101 currently undergoing a Phase II human trials and the recent submission to the FDA of our Phase I trial results, we are a leading company seeking FDA approval for novel formulations derived from natural substances.

Corporate History

On April 6, 2005, Bionovo Biopharmaceuticals, Inc., or Bionovo Biopharmaceuticals, completed a reverse merger transaction with Lighten Up Enterprises International, Inc., a Nevada corporation formed on January 29, 1998. Until the merger, Lighten Up Enterprises International, Inc., or Lighten Up, engaged in the development, publishing, marketing and sale of a cook book of recipes. Lighten Up discontinued these activities following the merger. Upon the closing of the merger, the directors and management of Bionovo Biopharmaceuticals became the directors and management of Lighten Up.

On June 29, 2005, we changed our name from Lighten Up Enterprises International, Inc. to Bionovo, Inc. and changed our state of incorporation to Delaware. Bionovo Biopharmaceuticals continues as our wholly-owned, operating subsidiary.

Bionovo Biopharmaceuticals was formed and began operation in the state of California in February 2002 and subsequently reincorporated into the state of Delaware in March 2004. Until June 29, 2005, the name of Bionovo Biopharmaceuticals was Bionovo, Inc. It changed its name to Bionovo Biopharmaceuticals, Inc. in order to facilitate our corporate name change from Lighten Up Enterprises International, Inc. to Bionovo, Inc.

Market Overview

Menopause. Menopause refers to the period after a woman ceases menstruating. It is estimated that approximately 75% of the 36 million menopausal women in the U.S. experience unpleasant, menopause-related side effects including hot flashes, depression and vaginal dryness (SOURCE: Kronenberg F., Hot flashes: epidemiology and physiology. Ann N Y Acad Sci 1990; 592:52-86; discussion 123-33). Moreover, menopause is associated with difficulties concentrating, mood swings, vaginal dryness, frequent urination, weight gain, vaginal and urethral infections, depression and migraine headaches, as well as life-threatening conditions such as heart disease, osteoporosis, cognitive decline and breast cancer.

For decades, administration of estrogen and progesterone through hormone replacement therapy (or HRT) has been the primary treatment for the symptoms of menopause such as hot flashes. Recent studies, however, have found the risks associated with long-term use of HRT outweigh the benefits (SOURCE: (i) Rossouw JE, Anderson GL, Prentice RL, et al. Risks and benefits of estrogen plus progestin in healthy postmenopausal women: principal results From the Women’s Health Initiative randomized controlled trial. Jama 2002; 288:321-33; (ii) Shumaker SA, Legault C, Rapp SR, et al. Estrogen plus progestin and the incidence of dementia and mild cognitive impairment in postmenopausal women: the Women's Health Initiative Memory Study: a randomized controlled trial. Jama 2003; 289:2651-62; (iii)Women's Health Initiative Steering Committee. Effects of conjugated equine estrogen in postmenopausal women with hysterectomy: the Women’s Health Initiative randomized controlled trial. JAMA 2004; 291:1701-12; and (iv) Hays J, Ockene JK, Brunner RL, et al. Effects of estrogen plus progestin on health-related quality of life. N Engl J Med 2003; 348:1839-54.). MF101 is intended to be used in lieu of HRT and to control climacteric symptoms in patients.

Breast and Ovarian Cancer. According to the American Cancer Society (ACS) 2005 Cancer Facts And Figures, breast cancer is the second leading cause of cancer death in women, with more than 200,000 newly diagnosed cases each year and over 2 million survivors in the U.S. Cancer is characterized by uncontrolled cell division resulting in the growth of a mass of cells commonly known as a tumor. Breast cancer, like other forms of cancer, if not eradicated, can spread or metastasize throughout the body. To date, there is no cure for women with advanced metastatic breast cancer. Ovarian cancer is a silent disease that has no specific symptoms until late in its course. According to the American Cancer Society (Estimated New Cancer Cases and Deaths by Sex for All Sites, US, 2005), it is the leading cause of death among gynecological malignancies, and claims more women’s lives each year than all other gynecological tumors combined. Also, according to Current Medical Diagnosis and Treatment (Tierney et al., 2002), greater than 75% of cases are diagnosed in the advanced stages of the disease (Stages III and IV). Among patients with disease in Stages III and IV, the five-year overall survival rate is 17% with distinct metastasis and 36% with local spread (SOURCE: Current Medical Diagnosis and Treatment (Tierney et al., 2002)).

Breast cancer patients are treated with chemotherapy, hormonal therapy or monoclonal antibody drugs. BZL101 is a capase independent apoptotic inducer designed to kill cancer cells and increase survival rates.

The standard treatment for Stage III ovarian cancer includes surgery followed by chemotherapy. The majority of patients diagnosed with Stage III disease receive chemotherapy (SOURCE: (i) Berkenblit A, Cannistra SA. Advances in the management of epithelial ovarian cancer. J Reprod Med. 2005 Jun;50(6):426-38; (ii) Cannistra SA. Medical Progree: Cancer of the Ovary. M Engl J Med 2004; 351:2519-2529, Dec 9, 2004.). Women diagnosed with Stage IV ovarian cancer are treated in the same manner as Stage III, but the estimated percentage of those treated with chemotherapy drops to 90% because chemotherapy is no longer considered effective for some patients. We believe BZL101 can potentially be used to lower tumor burden and improve survival.

Business Strategy

Our goal is to achieve a position of sustainable leadership in the biopharmaceutical industry. Our strategy consists of the following key elements:

Integrate Scientific Discoveries with Natural Substances Used in Traditional Chinese Medicine

For more than 4,000 years, Chinese people have used Traditional Chinese Medicine (or TCM), for the prevention and treatment of disease. Advances in science and technology and analytical methodology for natural products, can be harnessed for the discovery and development of new drugs from the botanicals used in TCM. We intend to continue to integrate cutting edge scientific discoveries and modern medicine with our expertise in natural substances used in TCM to discover and screen novel formulations derived from botanicals.

Focus on Cancer and Women’s Health

We have intentionally directed our focus on initial medical applications with urgent needs and very large potential markets. With this strategy, even a small market penetration should result in relatively substantial revenue streams. Under this strategy, we have initially directed our attention to the design of drugs to target cancer and women’s health.

According to the American Cancer Society (ACS) 2005 Cancer Facts and Figures, cancer is the leading cause of death in the U.S., yet there remain unmet needs, and current treatments remain ineffective and inadequate for some populations. In the current propitious health care regulatory environment, the FDA regulatory requirements for approval of cancer drugs has been modified because of the immediacy for treatment of this disease. There are approximately 27 million women suffering menopausal symptoms such as hot flashes and vaginal dryness (SOURCE: Kronenberg F., Hot flashes: epidemiology and physiology. Ann N Y Acad Sci 1990; 592:52-86; discussion 123-33). To date, pharmaceutical interventions offered for women suffering menopausal symptoms are either partially unsatisfactory, or they have significant undesirable side-effects. Relying in part on what we believe to be our novel system for the assessment of selective estrogen receptors ((α) and (β)) modulators, or SERMs, their downstream co-regulatory proteins and their transcriptional outcome as well as pro-apoptotic agents, we intend to continue to target this significant market opportunity for drugs targeting cancer and women’s health.

Develop Our Existing Product Portfolio

We currently have a portfolio of two drugs, one menopausal (MF101) and one anti-cancer (BZL101), which have advanced to clinical trials and are under current development. We also are preparing IND applications for Phase I trials for a second anti-cancer drug (AA102) and for a vaginal gel (VG101) to treat vaginal dryness. We intend to further develop these drugs both by expanding our internal resources and by collaborating with leading governmental and educational institutions as well as other companies.

Foster Academic and Industry Collaborations

We have developed research and development relationships with faculty members at the University of California at San Francisco (UCSF), the University of California at Berkeley (UCB), the University of California at Davis (UCD), University of Texas, Southwestern (UTS) and the University of Colorado Health Sciences College (UCHSC). These collaborations provide access to leading intellectual and physical resources, and we believe should augment funding for academic development and accelerate technology transfer of promising innovations. We intend to continue our collaboration with UCSF, UCB, UCD, UTS and UCHSC. We also intend to leverage the intellectual resources of other major research centers by seeking additional academic collaborations.

We will also seek strategic scientific collaborations with other biotechnology and pharmaceutical companies in order to expand and accelerate the process to product development. We believe this will augment our research and development capabilities as well as provide potential sales channels for our products. We plan to target specific biotech and pharmaceutical companies in need of Bionovo’s proprietary technology or potential products in the endeavor to reach licensing and development agreements.

Diversify Application of Drug Candidates for Extended Indications

Many of our initial products under development are not specific for women’s health, although the initial clinical trials will focus on this application. Anticancer therapeutics, for example, will apply to a wide range of oncological applications. Similarly, hormonally-active drugs could potentially be used to treat prostate cancer or osteoporosis. Accordingly, we intend to pursue alternative applications for our drug candidates when deemed appropriate, to increase our chances of commercial success.

Product and Drug Pipeline

We currently focus on developing drug products designed to treat cancer and women’s health through multiple targets via well-defined physiological regulatory mechanisms. Over forty promising substances have already been identified and are ready to be taken through the FDA approval process.

We currently have the following drug candidates in human trials in the U.S.:

•
MF101, a selective estrogen receptor beta (ER(β)) agonist, is designed to alleviate the symptoms of menopause, including hot flashes, night sweats, and bone mineral loss. In our Phase I clinical trial of MF101 during 2004, we observed no grade III or IV adverse events (as categorized by the National Institutes of Health, National Cancer Institute, Common Toxicity Criteria). Further, we observed that short term use of MF101 showed no adverse effect on hematology, liver and renal or hormonal status. The most common adverse events observed in the trial were anticipated gastrointestinal disturbances. We also observed that MF101 did not adversely alter serum reproductive hormones. A multicenter, Phase II double-blind, placebo-controlled, randomized clinical trial under the directorship of Dr. Deborah Grady at the University of California, San Francisco commenced in January 2006.

•
BZL101, an apoptosis inducing factor (AIF) translocator/activator, is an anticancer agent for breast and ovarian cancers that also may be effective in the treatment of other solid tumors. We have completed a Phase I clinical trial in women with advanced breast cancer in 2004 and have recently submitted our Phase I report to the FDA summarizing the results of the trial. We are in the process of preparing an IND for a Phase II trial of BZL101 and, assuming FDA approval, project to begin such trial when we secure sufficient funding for this next phase of clinical testing. Our goal is to commence the Phase II trial in July 2006.

Our drug pipeline also includes the following drugs that have not yet entered human clinical trials, but for which IND applications are being prepared:

•
AA102, an apoptosis inducer, is an anticancer agent that attenuates mitochodrial membrane potential to cause a cytochrome c release and caspase activation to induce apoptosis. An IND application currently is being prepared. Assuming approval of the IND, a Phase I clinical trial is expected to commence in December 2006, provided we secure sufficient funding for the trial.

•
VG101, a combination of selective ER(β)agonist, vasodilator and an antimicrobial agent, is an intra-vaginal gel for the treatment of postmenopausal vaginal dryness. An IND application is being prepared for submission to the FDA. Assuming approval of the IND, a Phase I clinical trial is expected to commence in October 2006, provided we secure sufficient funding for the trial.

Scientific Discovery Platforms

Screening Philosophy

A useful strategy for the discovery of biologically active compounds from plants utilizes information about the traditional medicinal use of these botanical agents. An advantage to this strategy over random screening is that the extensive clinical tradition and literature may allow for some rationalization with respect to the biological potential for their reputed use. Since most organisms living today evolved under similar adaptation pressures, it is plausible that plants can interact with mammalian organic processes, along similar lines as nutrition from food, and therefore, can be utilized to regulate pathological conditions as they do normal physiological functioning.

As an example, experimental antineoplastic (inhibiting or preventing the growth or development of malignant cells) agents derived from botanicals have been under study in China since the mid-fifties. Agents discovered through this effort include: campothecin (CPT) and hydroxycampothecin (OPT) from CAMPOTHECA ACUMINATA Decne, Harringtonine and homoheringtonine from several species of CEPHALOTAXUS, Indirubin from BAPHICACANTHES CUSIA Bremek and INDIGOFERA TINCTORIA L. and Kanglaite from COIX LACHRYMA- JOBI L.

Our strategic advantage for drug development is our extensive clinical knowledge and experience with natural compounds coupled with definitive knowledge of the proper scientific tools for screening. Instead of creating massive screens, we select the most likely candidate compounds and test them for efficacy and toxicity with state of the art screening models such as estrogen receptor regulation or induction of apoptosis. To date, our positive hit rate has varied between 25% to 40%.

Our clinical knowledge also accelerates the preclinical testing due to the longstanding anecdotal knowledge regarding the toxicities of these agents. The shorter time to clinic provides an opportunity to exercise major savings and prolong the exploitation of the patent.

Scientific Discovery Platform I: Anticancer Drugs

A substantial number of Chinese medicinal herbs have traditionally been used to prevent and treat cancer. These herbal preparations are purported to have many biological effects including direct anti-proliferative effects on cancer cells, anti-mutagenic activity, and stimulatory or suppressive effects on immune responses.

Aqueous and ethanol extracts from seventy-one Chinese medicinal herbs historically used for cancer treatment were evaluated for antiproliferative activity on five breast cancer cell lines. Twenty-six percent (19/71) of the extracts demonstrated greater than 50% growth inhibition on 80% of the cancer cell lines tested while five more herbs showed the same activity on fewer cell lines. These results, as well as our data from dose-response curves, DNA fragmentation and flow cytometric analyses, indicate that many of the herbs have significant growth inhibitory effects on breast cancer cells in vitro. Furthermore, in vivo tests of some of the extracts in a mouse xenograph model show a significant inhibition of tumor formation with oral administration, with no toxicity or compromise to the mice activity including fluid and food intake.

Scientific Discovery Platform II: Hormone Replacement Therapy and Selective Estrogen Receptor Modulators

Over 300 plants synthesize compounds that interact with estrogen receptors (ER), known as phytoestrogens. Elucidating how phytoestrogens regulate ER transcriptional and cell proliferation pathways could have a profound impact on women. For example, phytoestrogens may prevent some cancers that are common in postmenopausal women. In fact, the lowest rates of breast, endometrial and colon cancers are observed in countries that have a high consumption of phytoestrogens in their diet.

Our goal is to identify herbs that may be effective at preventing or treating breast cancer as well as potential compounds for hormone replacement therapy (HRT). We have tested 71 herbs that are used in Traditional Chinese Medicine (TCM) for their ability to regulate transcriptional activity in the presence of ER(α) or ER(β). Over forty five percent (46.4%) of the herbs show selective activity on the two ERs. In these studies, we identified the herbs that selectively regulate ER(α) or ER(β) and recruit coregulatory proteins to ER(β).

These studies have the potential to identify natural selective estrogen receptor modifiers (SERMs), such as the drug tamoxifen, that may be used, with FDA approval, to prevent and treat breast cancer. In addition, we anticipate these studies will provide leads for HRT that do not increase the risk of breast cancer. Other indications for estrogenic compounds or SERMs are osteoporosis, cardiovascular disease prevention, arthritis and menopausal symptomatic management (such as hot flashes, insomnia, vaginal dryness and decreased libido).

Pharmacology

After assessing the functional activity of whole herb extracts in our established assay systems, we aim to isolate anticancer and estrogenic compounds from herbal extracts to identify their structure and to evaluate their pharmacodynamic and pharmacokinetic properties. The following studies will be conducted for all extracts in order to comply with FDA regulatory demands:

•	Fractionation of Whole Herb Extracts. These studies will be done in order to discover the active components as well as for production markers.
•
Evaluation of the Pharmacokinetic and Metabolism of Isolated Compounds. Since the drugs are designed to have greater selectivity and less toxicity, these studies will allow us to further determine the potential effects.

•	Botanical Drug Consistency Measures. Bionovo has developed methods for simultaneous intra batch and inter batch consistency measures using state of the art technology.
•	Biological Measures. Specific biochemical assays will be employed to measure biological specificity and effect.

We will also repeat all quantifiable biological measures, pertaining to the drug, available through our proposed drug platforms. This will ensure qualitative efficacy control of proposed drugs. By identifying compounds both biologically, as well as pharmacologically, we believe we will be able to overcome any FDA hurdles regarding drug consistency.

Clinical Trials Design

Many companies with good science suffer from a lack of sufficient clinical knowledge, poor clinical trials design expertise or limited access to reputable clinical facilities to conduct their early trials. Since our approach to drug design relies heavily on clinical experience and expertise, in our respective fields, we emphasize sound clinical trial design as one of our strengths.

All of our drug trials follow traditional methods for assessment as well as auxiliary clinical and objective measures in order to strengthen our primary and secondary claims.

Scientific Consultants

We use consultants to provide us with expert advice and consultation on our scientific programs and strategies. They also serve as contacts for us throughout the broader scientific community. We have consulting agreements with a number of academic scientists and clinicians, who collectively serve as our Scientific Advisory Board. These individuals serve as key consultants with respect to our product development programs and strategies. They possess expertise in numerous scientific fields, including pharmacology, cancer, estrogen receptor biology and clinical drug testing.

We retain each consultant according to the terms of a consulting agreement. Under such agreements, we pay them a consulting fee. In addition, some consultants hold options to purchase our common stock, subject to the vesting requirements contained in the consulting agreements. Our consultants are employed by institutions other than ours, and therefore may have commitments to, or consulting or advisory agreements with, other entities or academic institutions that may limit their availability to us.

Research and Development

Our pre-clinical research is conducted at UCSF, UCB and UCHSC. We employ seven full-time individuals and one part-time individual who are active in our research and development activities. We collaborate through academic grants with four separate laboratories in our drug development.

These activities accounted for between 90% to 95% of staff time during each of those periods. During the fiscal years ended December 31, 2005 and December 31, 2004, we incurred research and development expenses of $1,535,534 and $275,600, respectively. We further expect that research and development expenses will increase over the coming months as we continue development of our drugs.

Intellectual Property and Patent Protection

Patent protection is important to our business. The patent position of companies in the pharmaceutical field generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. Therefore, we cannot assure you that any patent applications relating to our products or processes will result in patents being issued, or that the resulting patents, if any, will provide protection against competitors who successfully challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business, or are able to circumvent our patent position. It is possible that other parties have conducted or are conducting research and could make discoveries of compounds or processes that would precede any of our discoveries. Finally, there can be no assurance that others will not independently develop similar pharmaceutical products which will compete against ours, or cause our drug product candidates and compounds to become obsolete. We have filed three patent applications with the United State Patent & Trademark Office and one patent application with the Taiwan Intellectual Property Office related to our drug candidates, but we cannot be certain that they will issue as patents.

Our competitive position is also dependent upon unpatented trade secrets. We intend to implement a policy of requiring our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements will provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances. However, we cannot assure you that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure of confidential information. Further, invention assignment agreements executed by consultants and advisors may conflict with, or be subject to, the rights of third parties with whom such individuals have employment or consulting relationships. In addition, we cannot assure you that others will not independently develop equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that such trade secrets will not be disclosed, or that we can effectively protect our rights to unpatented trade secrets.

We may be required to obtain licenses to patents or proprietary rights of others. We cannot assure you that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us or at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents, or could find that the development, manufacture, or sale of products requiring such licenses could be foreclosed. Litigation may be necessary to defend against or assert claims of infringement to enforce patents issued to us or exclusively licensed to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. In addition, we may become involved in oppositions in foreign jurisdictions or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation, opposition, or interference proceedings could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, us. In addition, we cannot assure you that our efforts will be successful. See “Risk Factors” in Item 6.

Collaborations

United Biotech Corporation

In November 2003, we granted an exclusive license of our product candidates MF101 and BZL101 to United Biotech Corporation (or UBC), an affiliate of Maywufa Enterprise Group, for Taiwan. The intellectual property in MF101 and BZL101 licensed to UBC was developed by us. The license is non-transferable except to a member of Maywufa Enterprise Group. Under this collaboration, UBC will seek approval from the Taiwan DOH for clinical trials of the product candidates and following approval will conduct such trials, all at UBC’s expense. We will supply MF101 and BZL101 to UBC for the trials at cost, and, generally at our expense, we will also conduct independent quality assurance studies of the product candidates to ensure compliance with U.S. and Taiwan good manufacturing practices and complete Chemistry, Manufacturing and Control (CMC) and absorption, distribution, metabolism, elimination and toxicology (ADMET) studies to satisfy Taiwan DOH guidelines.

UBC paid us a licensing fee of $150,000 upon the execution of the licensing agreement and, following approval to commercially market the product candidates, will pay us royalty fees for its sales of MF101 and BZL101. The royalty fee rate, however, will be reduced after five years from the time a product candidate was launched in the event no patent is granted in Taiwan for the product. UBC is prohibited from competing with itself in Taiwan with respect to MF101 and BZL101 directly or through a related party. We will remain the owner of all patents, continuations, improvements and all other intellectual property relating to the product candidates.

The licensing agreement with UBC has an initial term of 10 years and will automatically renew for successive 3 year periods unless either party gives 12 months notice of its intention not to renew. The agreement may also be terminated if the applications for necessary approval by Taiwan governmental authorities for the sale of either product candidate are rejected, and upon breach by or winding up of a party.

Other collaborations

We have entered into a number of collaborative relationships with various universities and scientists and clinicians primarily serving on our Scientific Advisory Board. These collaborations do not provide us any revenue but assist us in the pre-clinical and clinical development of our product candidates, by allowing us to investigate certain of their mechanisms, processes and implications.

Government Regulation and Environmental Issues

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture, and expected marketing of our drug product candidates and in our ongoing research and development activities. The nature and extent to which such regulation will apply to us will vary depending on the nature of any products developed. We anticipate that all of our drug product candidates will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with the appropriate federal statutes and regulations requires substantial time and financial resources. Any failure by us or our collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any products developed by us, our ability to receive product revenues, and our liquidity and capital resources.

The development, manufacture, marketing, and distribution of drug products are extensively regulated by the FDA in the U.S. and similar regulatory agencies in other countries. The steps ordinarily required before a new drug may be marketed in the U.S., which are similar to steps required in most other countries, include:

•	preclinical laboratory tests, preclinical studies in animals, formulation studies and the submission to the FDA of an investigational new drug application;
•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug;
•	the submission of a new drug application to the FDA; and
•	FDA review and approval of the new drug application (NDA) or biologics license application (BLA).

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies. The results of preclinical testing are submitted to the FDA as part of an investigational new drug (IND) application. A 30-day waiting period after the filing of each IND application is required prior to commencement of clinical testing in humans. At any time during the 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The IND application process may be extremely costly and substantially delay development of our drug product candidates. Moreover, positive results of preclinical tests will not necessarily indicate positive results in subsequent clinical trials. The FDA may require additional animal testing after an initial IND is approved and prior to Phase III trials. These additional studies are customary for drugs intended for use by healthy populations. Our menopausal drug, MF101, may be subjected to such studies, which may delay or damage our ability to complete trials and obtain a marketing license.

Clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap. During Phase I, clinical trials are conducted with a small number of subjects to assess metabolism, pharmacokinetics, and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

•	assess the efficacy of the drug in specific, targeted indications;
•	assess dosage tolerance and optimal dosage; and
•	identify possible adverse effects and safety risks.

If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites.

After successful completion of the required clinical trials, a new drug application (NDA) is generally submitted. The FDA may request additional information before accepting the NDA for filing, in which case the NDA must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA reviews the NDA and responds to the applicant. FDA requests for additional information or clarification often significantly extend the review process. The FDA may refer the NDA to an appropriate advisory committee for review, evaluation and recommendation as to whether the NDA should be approved, although the FDA is not bound by the recommendation of an advisory committee.

If the FDA evaluations of the application and the manufacturing facilities are favorable, the FDA may issue an approval letter or an “approvable” letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the NDA and authorization of commercial marketing of the drug for certain indications. The FDA may also refuse to approve the NDA or issue a “not approvable” letter outlining the deficiencies in the submission and often requiring additional testing or information.

The Food and Drug Administration’s Modernization Act codified the FDA’s policy of granting “fast track” approval of cancer therapies and other therapies intended to treat severe or life threatening diseases and having potential to address unmet medical needs. Previously, the FDA approved cancer therapies primarily based on patient survival rates or data on improved quality of life. The FDA considered evidence of partial tumor shrinkage, while often part of the data relied on for approval, insufficient by itself to warrant approval of a cancer therapy, except in limited situations. Under the FDA’s revised policy, which became effective in 1998, the FDA has broadened authority to consider evidence of partial tumor shrinkage or other clinical outcomes for approval. This revised policy is intended to facilitate the study of cancer therapies and shorten the total time for marketing approvals. We intend to take advantage of this policy; however, it is too early to tell what effect, if any, these provisions may have on the approval of our drug product candidates.

Sales outside the United States of products we develop will also be subject to regulatory requirements governing human clinical trials and marketing for drugs. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources. In most cases, if the FDA has not approved a product for sale in the United States, the product may be exported for sale outside of the United States, only if it has been approved in any one of the following: the European Union, Canada, Australia, New Zealand, Japan, Israel, Switzerland and South Africa. There are specific FDA regulations that govern this process.

We are also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot accurately predict the extent of government regulation that might result from future legislation or administrative action.

Manufacturing

We currently have no manufacturing capabilities. To date, we have engaged an overseas manufacturer experienced in FDA Good Manufacturing Practices (or GMP) for drug production, for the supply of our product candidates and other compounds solely for our pre-clinical research and development activities. We have not entered into a formal written agreement with this manufacturer, and submit purchase orders on an as needed basis. We believe that numerous alternative manufacturers exist that would be capable of fulfilling our current product supply needs in the event we were unable to obtain product from our current manufacturer.

In order to successfully commercialize our drug product candidates, we, or third parties with whom we contract, must be able to manufacture products in commercial quantities in compliance with the FDA’s current GMP (or cGMP) at acceptable costs and in a timely manner. As we do not own a cGMP manufacturing facility, we expect to contract with third parties to provide us with cGMP production capacity when appropriate.

Marketing and Sales

We currently have no sales activities, and no employee is engaged in selling any of our products, as we have not received FDA approval to do so. Marketing activities are related to web-site design, and attendance at industry tradeshows and conferences, where we promote the results of our research activities.

Competition

Competition in the pharmaceutical and biotechnology industries is intense. Our competitors include pharmaceuticals companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies that are active in different but related fields represent substantial competition for us. Many of our competitors have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing and marketing than we do. These organizations also compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations, and license technologies that are competitive with ours. To compete successfully in this industry we must identify novel and unique drugs or methods of treatment and then complete the development of those drugs as treatments in advance of our competitors.

The drugs that we are attempting to develop will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. Other companies have products or drug candidates in various stages of pre-clinical or clinical development to treat diseases for which we are also seeking to discover and develop drug candidates. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized earlier.

In particular, there are numerous companies attempting to discover and develop drugs to treat cancer. Many of them are targeting pathways similar to those targeted by us. However, we believe few of the companies are attempting to develop drugs derived from natural products and fewer companies are trying to discover drugs from botanical extracts. Moreover, we are not aware of many companies attempting to discover and develop more selective estrogen receptor modulators.

Our lead product candidate for metastatic breast cancer, BZL101, may be used for patients with either hormone receptor positive of negative tumors, and is designed for use in both premenopausal and postmenopausal patients and patients who are both HER2 positive and negative. Accordingly, it can be expected to compete with most forms of current therapies for metastatic breast cancer, including hormonal therapy, chemotherapy or biologic therapy. Below is a summary of commonly used drug therapies for the treatment of metastatic breast cancer and the pharmaceutical companies that distribute them. Each of these companies would compete directly with us relative to BZL101.

Therapy	Drug	Pharmaceutical Company

Hormonal Therapy:	Nolvadex	AstraZeneca
	Faslodex	AstraZeneca
	Arimidex	AstraZeneca
	Femara	Novartis
	Aromasin	Pfizer

Chemotherapy:	Abraxane	Abraxis
	Adriamycin	Pharmacia
	Adrucil	SP Pharmaceuticals
	Cytoxan	Baxter
	Ellence	Pfizer
	Gemzar	Eli Lilly
	Maxtrex	Pharmacia
	Mutamycin	Faulding DBL
	Navelbine	Pierre Fabre
	Taxol	Bristol-Myers Squibb
	Taxotere	Aventis
	Velban	Eli Lilly

Biologic Agent Therapy:	Herceptin	Genentech

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

We believe we posses the competitive advantage of using unique techniques with extracts that are considered to be safe and tolerable in humans. We also believe that finding lead drugs that are orally tolerable and potentially safe from the start of the discovery process provides an advantage in the pharmaceutical industry.

Employees

As of December 31, 2005, we had 9 full time employees and one part time employee, none of whom are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Item 2. DESCRIPTION OF PROPERTY

Our principal office housing our research and development and administrative functions is located in Emeryville, California. This estimated 3,450 square feet facility is under a long-term lease to us through August 2009. The property is in satisfactory condition for the purpose for which it is used. We also lease 1,543 square feet of laboratory space in Aurora, Colorado, which sublease terminates February 28, 2007.

Item 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings. In the ordinary course of business, we may become a party to legal or regulatory proceedings resulting from litigation, claims, or other disputes. There can be no assurance that one or more future actions, if they occur, would not have a material adverse effect on our business. Currently, we are not a party to any pending or threatened legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock are quoted and listed for trading on the OTC Bulletin Board under the symbol “BNVI.OB.”

On March 15, 2006, the closing bid quotation for our common stock was $1.06. The following table sets forth the high and low closing prices for our common stock for the quarterly periods indicated as reported by the OTC Bulletin Board:

	Years ended December 31,
	2005		2004
	High	Low	High	Low
First	$1.10	$0.11	$0.30	$0.30
Second			0.60	0.30
Second (April 1 to 5, 2005)	1.00	1.00
Second (April 6 to June 30, 2005)	2.25	0.75
Third	2.20	1.15	0.60	0.35
Fourth	1.25	0.80	0.35	0.11

The market information for the quarter ending June 30, 2005 is divided at April 6, 2005, the closing date of our reverse merger transaction. Trading in our shares began in November 12, 2003, at which time it related only to Lighten Up Enterprises International, Inc.

These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Number of Stockholders

As of March 15, 2006, there were approximately 241 holders of record of our common stock.

Dividend Policy

We do not expect to pay a dividend on our common stock in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors, subject to our certificate of incorporation. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors” set forth later in this Item 6.

We completed a reverse merger transaction on April 6, 2005 with Lighten Up Enterprises International, Inc., or Lighten Up, a Nevada corporation initially formed on January 29, 1998. Until the merger, Lighten Up engaged in the development, publishing, marketing and sale of a cook book of recipes, which we discontinued following the merger and succeeded to the business of Bionovo Biopharmaceuticals, Inc. The directors and management of Bionovo Biopharmaceuticals thereupon became the directors and management of Lighten Up. Bionovo Biopharmaceuticals has been considered the acquirer in this transaction, frequently referred to as a “reverse merger” of a shell company, and accounted for as a recapitalization. Bionovo Biopharmaceuticals’ financial statements are the historical financial statements of the post-merger entity, Bionovo, Inc. Accordingly, no goodwill or other adjustment in basis of assets is recorded, the shares of the shell, the legal surviving entity, are treated as issued as of the date of the transaction, and the shares held by the controlling shareholders after the transaction, are treated as outstanding for the entirety of the reporting periods. On June 29, 2005, we changed our corporate name from Lighten Up Enterprises International, Inc. to Bionovo, Inc. and changed our state of incorporation from Nevada to Delaware. Bionovo Biopharmaceuticals currently remains a wholly-owned subsidiary of Bionovo, Inc.

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

Since our future business will be that of Bionovo Biopharmaceuticals only, the information in this annual report is that of Bionovo Biopharmaceuticals as if Bionovo Biopharmaceuticals had been the registrant for all the periods presented in this annual report. Management’s Discussion and Analysis or Plan of Operation and the audited consolidated financial statements presented in this annual report include those of Bionovo Biopharmaceuticals prior to the reverse merger, as these provide the most relevant information for us on a continuing basis.

Overview

We are a drug discovery and development company focusing on cancer and women’s health. Our focus is on new drugs from botanical sources, as well as new chemical entity (or NCE) drug development. Our goal is to achieve a position of sustainable leadership in the biopharmaceutical industry. The first steps in attaining this goal are to receive FDA approval for our menopausal drug (MF101) which is intended to alleviate symptoms of menopause, including hot flashes, night sweats and bone mineral loss, and anti-cancer drug (BZL101) intended to treat breast and ovarian cancers and possibly other solid tumors. Both of these product candidates have advanced to clinical trials and are under current development.

During 2004, we completed a Phase I trial of MF101. In the trial, we observed no grade III or IV adverse events (as categorized by the National Institutes of Health, National Cancer Institute, Common Toxicity Criteria). Further, we observed that short term use of MF101 showed no adverse effect on hematology, liver and renal function or hormonal status. The most common adverse events observed in the trial were anticipated minor gastrointestinal disturbances. We have entered into commitments with four universities for a Phase II clinical trial under the directorship of Dr. Deborah Grady at the University of California, San Francisco. The Phase II trial commenced in January of 2006.

During 2004, we also completed a Phase I clinical trial of BZL101. We have recently submitted our Phase I report to the FDA summarizing the results of the trial. We are in the process of preparing an IND application for a Phase II trial of BZL101 and, assuming FDA approval, project to begin such trial in July 2006, provided we secure sufficient funding for this next phase of clinical testing.

Our current drug pipeline also includes two drugs that have not yet entered human clinical trials, but for which IND applications are being prepared. One drug, AA102, is an anticancer agent and the other drug, VG101, is an intra-vaginal gel for the treatment of postmenopausal vaginal dryness. Assuming approval of the IND submissions for these drugs, Phase I clinical trials are expected to commence in December 2006 and October 2006, respectively, provided we secure sufficient funding for the trials.

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

Most of our efforts to date have been to discover and develop our pipeline of product candidates, to develop our product platform and to seek or obtain patents for our intellectual property. Research and development expenditures through December 31, 2005 were related primarily to the development of our lead product candidates MF101 and BZL101, and to filing patent applications on our inventions.

We have generated insignificant revenues to date, and therefore can draw no conclusions regarding the seasonality of our business.

Our financial statements included elsewhere in this annual report have been prepared assuming that we will continue as a going concern. We are currently a development-stage enterprise and, as such, our continued existence is dependent upon debt and equity financing from outside investors. We have yet to generate a positive internal cash flow and until meaningful sales of our product begin, we are totally dependent upon debt and equity funding. So far we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements, but there can be no assurance that we will be able to continue to do so. Moreover, there is no assurance that if and when FDA premarket approval is obtained for one or more of our drug candidates, that the drugs will achieve market acceptance or that we will achieve a profitable level of operations. Our financial statements included elsewhere in this annual report do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Research and Development Activities and Cost Allocations

Included in research and development expenses are the following activities and related expenses: basic research and preclinical expense, clinical trials and drug development expense. During the fiscal years ended December 31, 2005 and December 31, 2004, we incurred research and development expenses of $1,535,534 and $275,600, respectively. We further expect that research and development expenses will increase over the coming months as we continue development of our drugs.

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

Prior to December 31, 2005, we did not specifically identify all external clinical trial and drug development expenses by program. By December 2006, we plan to report external clinical trial and drug development expenses by program.

Clinical Development Strategy and Ongoing Clinical Programs

Our research and development costs from 2002 to December 31, 2005 have principally related to our clinical development of MF101, BZL101, and to a lesser degree AA102, and VG101. We have conducted Phase I clinical trials for each of MF101 and BZL101. Based on the results of these trials, in 2005 we selected MF101 for further evaluation in randomized controlled, multi-center Phase II trial, which started in January 2006. Our goal is to start a Phase II clinical trial for BZL101 in July 2006, subject to securing sufficient funding for the trial.

The decision to advance each of our four lead product candidates through clinical testing will be based on the results of completed preclinical and clinical studies. A summary of the anticipated dates and estimated expenses associated with the development of these product candidates is shown below. Commencement of the Phase II clinical trial for BZL101 and Phase I clinical trials for AA102 and VG101 are subject to the receipt of sufficient funding for such trials. We do not anticipate any revenue from any of our lead product candidates until 2009 at the earliest.

Drug	Phase I			Phase II			Phase III
	Cost	# of Patients	Timing	Cost	# of Patients	Timing	Cost	# of Patients	Timing
MF101	0	0	Completed	$3.5M	180	Q1 2006 to Q2 2007	$9.5M	480	Q4 2007 to Q3 2009
BZL101	0	0	Completed	$5.0M	60	Q3 2006 to Q1 2008	$17M	480	Q3 2008 to Q2 2010
AA102	$1.1M	25	Q4 2006 to Q1 2008	Advancing AA102 to Phase II trials will be based on the results of the Phase I trial and receipt of necessary funding.
VG101	$0.8M	25	Q4 2006 to Q1 2008	Advancing VG101 to Phase II trials will be based on the results of the Phase I trial and receipt of necessary funding.

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

Stock-Based Compensation. Stock-based compensation to outside consultants is recorded at fair market value in general and administrative expense. We do not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. Pro-forma net loss and loss per share is reported in accordance with the requirements of SFAS 123 and 148. This disclosure shows net loss and loss per share as if we had accounted for our employee stock options under the fair value method of those statements. Pro-forma information is calculated using the Black-Scholes pricing method on the date of grant. This option valuation model requires input of highly subjective assumptions. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements to report for the fiscal year ended December 31, 2005 or December 31, 2004. We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Results of Operation for the fiscal year ended December 31, 2005 compared to the fiscal year ended December 31, 2004.

Revenue, Costs of Revenue and Gross Margins.

A comparison of revenue, costs of revenue, and gross margins for the years ended December 31, 2005 and 2004 are as follows:

	Fiscal Year Ended December 31,
Revenue	2005	2004	Change	% Change
License	15,000	45,240	(30,240)	-201.6%
Total Revenue	15,000	45,240	(30,240)	-201.6%

Costs of Revenue
License	0	0	0	0%
Total Costs of Revenue	0	0	0	0%

Gross Margin
License	15,000	45,240	(30,240)	-201.6%
	100.00%	100.00%
Total Gross Margin	15,000	45,240	(30,240)	-201.6%
	100.00%	100.00%

Revenue decreased $30,240 to $15,000 for the twelve months ended December 31, 2005, as compared to revenue of $45,240 for the twelve months ended December 31, 2004. Revenue for both periods is the result of the licensing and technology transfer agreement with a Taiwan biotech corporation. In the 2004 period additional services were provided to the Taiwan biotech corporation. We do not expect our revenues to have a material impact on our financial results during the remainder of 2006.

Pursuant to our development stage, none of our products have received FDA approval. We will have limited revenue for at least the next 36 months, except for the current licensing arrangement with a Taiwan biotech company, and any others that we enter into. We expect to increase research and development expenses as we conduct FDA type clinical trials for our drug product candidates. Associated with these clinical trials, general and administrative support expenses will increase. Sales and marketing expenses will be minimal until our drug products clinical trials are completed, and approval from the FDA has been received.

Operating Expenses. A comparison of operating expenses for the years ended December 31, 2005 and 2004 are as follows:

	Fiscal Year Ended December 31,
	2005	2004	Change	% Change
Research and Development	1,535,534	275,600	1,259,934	455.1%
General & Administrative	982,162	277,433	704,729	254.0%
Merger Cost	1,964,065	0	1,964,065	19,640.0%
Sales and Marketing	73,736	500	73,236	14,647.2%
Total Operating Expenses	4,555,497	553,533	4,001,964	722.9%

Research and development expenses increased $1,259,934 to $1,535,534 for the year ended December 31, 2005, as compared to expenses of $275,600 for the same period in 2004. The increase is directly related to advancing the development of our drug candidates. All costs currently incurred in 2005 and 2004, in the research and development of drugs for cancer and women’s health were expensed as incurred.

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $704,729 to $982,162, for the year ended December 31, 2005, as compared to $277,433 for the same period in 2004. The increase for the current year was primarily due to the increase in business activities related to supporting the development of our company.

Merger cost is directly related to the most recent reverse merger and warrants issued to an advisor for services rendered in connection with the reverse merger. Payment was made via a grant of warrants. The cost associated is related to warrants issued for services performed by the advisor relating to the merger that took place in April 2005. We incurred an aggregate of $1,964,065 in merger related expenses during 2005.  The primary expense being the fair value of warrants granted to consultants and advisors.  There were no such merger related costs in 2004.

Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by $73,236 to $73,736 for the year ended December 31, 2005, as compared to $500 for the same period in 2004. The increase relates to improving the Company's website and attendance at a variety of industry tradeshows and conventions. We expect to have limited sales and marketing expenses for the foreseeable future.

Other Income (Expense). Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Net interest income increased by $147,967, to $148,462 for the year ended December 31, 2005, as compared to $495 for the same period in 2004. The increase relates to an increase in the average balance of invested cash and short-term investments. Interest expense on convertible notes increased by $44,876 to $73,731 for the year ended December 31, 2005, as compared to $29,350 for the same period in 2004. The increase relates to the convertible notes being outstanding for a long time period in 2005, and compared to 2004. The majority of the convertible notes were converted to equity in April 2005.

Pursuant to registration rights granted to the investors in the Company's April 6, 2005 and May 5, 2005 private placements, we were obligated to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock (including shares of common stock that may be acquired upon exercise of warrants) issued in the private placements within 90 days of April 6, 2005. In addition, we were obligated to have such "resale" registration rights agreement declared effective by the SEC as soon as possible and, in any event, within 180 days (or 210 days if the registration statement is reviewed by the SEC) after April 6, 2005. If the registration statement was not filed or is, for any reason, not declared effective within the foregoing time periods, we were required to pay liquidated damages to such investors. Liquidated damages, if any, were to be paid in cash in an amount equal to 1% of the investor's paid investment for the first 30 days (or part thereof) after the relevant date (i.e., filing date or effective date), and for any subsequent 30-day period (or part thereof) thereafter. On November 2, 2005, the registration statement was declared effective.

Effective December 31, 2005, we and all of the shareholders who received warrants pursuant to the April and May 2005 private placements, agreed to an amendment of the registration rights related to warrants they received. The amended registration rights changed the registration rights from demand with liquidated damages, to piggy-back registration rights, and no liquidated damages. The result of the change is that we are no longer required to record and measure the fair value of the warrants as a derivative liability. The change in fair value of warrant liability of $831,288 for the December 31, 2005 period, is the aggregate change in fair value from the date of issuance through the effective date of the amendment to the registration rights agreement.  In addition, we agreed to use our commerically reasonable best efforts to maintain the "resale" registration statement for the period of time originally requred by both registration rights agreements.

Pursuant to our development stage, none of our products have received FDA approval. We will have limited revenue for at least the next 36 months, except for the current licensing arrangement with a Taiwan biotech company, and any others that we enter into. We expect to increase research and development expenses as we conduct FDA type clinical trials for our drug product candidates. Associated with these clinical trials, general and administrative support expenses will increase. Sales and marketing expenses will be minimal until our drug products clinical trials are completed, and approval from the FDA has been received.

Liquidity and Capital Resources

At December 31, 2005 and December 31, 2004, our cash, cash equivalents and short-term investments were equal to $6,448,054 and $196,013, respectively. Our principal cash requirements are for research and development, operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of operations. Our primary source of cash during fiscal 2005 was from the capital received pursuant to private placements of common stock, as described below. During the year ended December 31, 2004, our primary sources of cash were from the convertible notes payable and the licensing and technology transfer agreement with a Taiwan biotech corporation.

In 2005, our cash flow from operating activities was primarily the result of cost incurred in operating our business, our cash flow from investing activities was primarily the result of fixed asset purchases, and our cash flow from financing activities were from the private placements that occurred in April/May 2005.

In 2004, our cash flow from operating activities was primarily the result of increased accounts payable, pursuant to net 30 day terms received from vendors and service providers. Our cash flow from investing activities in 2004 was primarily the result of fixed asset purchases. Cash flow from financing activities was primarily the result of $500,000 convertible notes payable issued in the later part of 2004.

Since inception, we have financed our operations principally through the sale of equity and debt securities, described chronologically below.

On September 30, 2004, Bionovo Biopharmaceuticals completed a bridge financing to accredited investors of $500,000 principal amount 6% convertible secured notes, and warrants to purchase 556,123 shares of Bionovo Biopharmaceuticals common stock at $0.54 per share. On April 6, 2005, immediately prior to the closing of our reverse merger transaction, $450,000 aggregate principal amount of the convertible secured notes was converted into a total of 1,251,448 shares of Bionovo Biopharmaceuticals common stock. The remaining $50,000 principal amount of the notes were repaid from the proceeds of the April 6, 2005 private placement described below. Upon the closing of our reverse merger transaction, the warrants issued in the bridge financing and the common stock issued upon conversion of the notes, were amended to become warrants to purchase common stock of our company and were exchanged for shares of our common stock, respectively.

On April 6, 2005, immediately prior to the closing of our reverse merger transaction, Bionovo Biopharmaceuticals completed a private placement of 80.96 Units to accredited investors at a price of $100,000 per Unit. Each Unit was comprised of 200,000 shares of Bionovo Biopharmaceuticals common stock and warrants to purchase 25,000 shares of Bionovo Biopharmaceuticals common stock for $0.75 per share and 25,000 shares of Bionovo Biopharmaceuticals common stock for $1.00 per share exercisable for a period of five years. Bionovo Biopharmaceuticals received gross proceeds of $8,095,500 at the closing of the private placement. Upon the closing of the reverse merger, the common stock and warrants issued in the private placement were exchanged for shares of our common stock and amended to become warrants to purchase common stock of our company, respectively.

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

Debt and Lease Obligations

At December 31, 2005, we had obligations for leased equipment from various sources as shown below. Interest rates on such debt range from 9% to 10%. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2008.

As of December 31, 2005, future minimum lease payments that come due in the current and following fiscal years ending December 30:

Period Ended December 31, 2005	Capital Leases	Operating Leases

2006	$138,000	$171,099
2007	135,789	152,653
2008	125,426	150,264
2009	0	114,334
2010 and thereafter	0	0

Total minimum lease payments	399,215	$588,350

Less: Amount representing interest	(50,997)

Present value of minimum lease payments	348,218
Less: Current portion	(108,523)

Obligations under capital lease, net of current portion	$239,695

Deferred Revenue Items

We have $117,500 of deferred revenue as of December 31, 2005, compared to $132,500 as of December 31, 2004.

Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Risks Relating to Our Business and Industry

We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will become profitable or if we will be able to continue as a going concern.

We have incurred $4.2 million in cumulative net losses from our inception in 2002, and we expect losses to continue for the next several years. Our net loss for the fiscal year ended December 31, 2005 was $3.6 million, and for the fiscal year ended December 31, 2004 was $0.5 million. To date, we have only recognized revenues from a technology license and we do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none has been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including MF101 and BZL101, advance our other anti-cancer and women’s health product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and eventually engage in commercialization activities in anticipation of potential FDA approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline and we may not be able to continue as a going concern.

    Our independent public accounting firm included a "going concern" explanatory paragraph in its audit report included in this annual report raising doubt about our ability to continue as a going concern.

A "going concern" explanatory paragraph was included by our independent public accounting firm for the year ended December 31, 2005, as a result of the risk surrounding our ability to continue in existence as a development stage company with nominal revenues and recurring net losses. These conditions raise substantial doubt about our ability to continue as a going concern.

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

All of our products in development will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can market them. We cannot predict if or when any of the products we are developing or those being co-developed with us will be approved for marketing. There are many reasons that we or our collaborative partners may fail in our efforts to develop our potential products, including the possibility that:

•	preclinical testing or human studies may show that our potential products are ineffective or cause harmful side effects;
•	the products may fail to receive necessary regulatory approvals from the FDA or foreign authorities in a timely manner, or at all;
•	the products, if approved, may not be produced in commercial quantities or at reasonable costs;
•	the potential products, once approved, may not achieve commercial acceptance;
•	regulatory or governmental authorities may apply restrictions to our potential products, which could adversely affect their commercial success; or
•	the proprietary rights of other parties may prevent us or our partners from marketing our potential products.

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

Our drug development programs will require substantial additional future funding which could hurt our operational and financial condition.

Our drug development programs require substantial additional capital to successfully complete them, arising from costs to:

•	conduct research, preclinical testing and human studies;
•	establish pilot scale and commercial scale manufacturing processes and facilities; and
•	establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

•	the pace of scientific progress in our research and development programs and the magnitude of these programs;
•	the scope and results of preclinical testing and human studies;
•	the time and costs involved in obtaining regulatory approvals;
•	the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	competing technological and market developments;
•	our ability to establish additional collaborations;
•	changes in our existing collaborations;
•	the cost of manufacturing scale-up; and
•	the effectiveness of our commercialization activities.

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

Before we obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and human testing that each potential product is safe and effective. We have a number of products moving toward or currently in clinical trials. Failure to show any potential product’s safety and effectiveness would delay or prevent regulatory approval of the product and could adversely affect our business. The clinical trials process is complex and uncertain. The results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a potential product’s safety and effectiveness to the satisfaction of the regulatory authorities. A number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials.

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

Any product for which we obtain marketing approval, together with the manufacturing processes, and advertising and promotional activities for such product, will be subject to continued regulation by the FDA and other regulatory agencies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Any adverse effects observed after the approval and marketing of a product candidate could result in the withdrawal of any approved products from the marketplace. Absence of long-term safety data may also limit the approved uses of our products, if any, to short-term use. Later discovery of previously unknown problems with our products or their manufacture, or failure to comply with regulatory requirements, may result in:

•	restrictions on such products or manufacturing processes;
•	withdrawal of the products from the market;
•	voluntary or mandatory recalls;
•	fines;
•	suspension of regulatory approvals;
•	product seizures; or
•	injunctions or the imposition of civil or criminal penalties.

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

The pharmaceutical and biotechnology industry is highly competitive. Pharmaceutical and biotechnology companies are under increasing pressure to develop new products, particularly in view of lengthy product development and regulatory timelines, expiration of patent protection and recent setbacks experienced by several products previously approved for marketing. We compete with many companies that are developing therapies for the treatment of cancer and the symptoms of menopause. Several companies are developing products with technologies that are similar to ours. We also face competition in the field of cancer treatment and therapies for the symptoms of menopause from academic institutions and governmental agencies. Many of our competitors may have greater financial and human resources or more experience in research and development than we have, or both, and they may have established sales, marketing and distribution capabilities. If we or our collaborators receive regulatory approvals for our product candidates, some of our products will compete with well-established, FDA-approved therapies that have generated substantial sales over a number of years. In addition, we will face competition based on many different factors, including:

•	the safety and effectiveness of our products;
•	the timing and scope of regulatory approvals for these products;
•	the availability and cost of manufacturing, marketing and sales capabilities;
•	the effectiveness of our marketing and sales capabilities;
•	the price of our products;
•	the availability and amount of third-party reimbursement; and
•	the strength of our patent position.

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

Our lead product candidate for metastatic breast cancer, BZL101, may be used for patients with either hormone receptor positive or negative tumors, and is designed for use in both premenopausal and postmenopausal patients and patients who are both HER2 positive and negative. “HER2” is a gene that codes for an epidermal growth factor receptor that is over expressed in a significant portion of women diagnosed with breast cancer and the over expression of this gene is associated with a poorer medical prognosis, such as lower survival rates and increased recurrence of breast cancer. Those patients where the HER2 gene is over expressed are HER2 positive and those where the gene is not over expressed are HER2 negative. Accordingly, it can be expected to compete with most forms of current therapies for metastatic breast cancer, including hormonal therapy, chemotherapy or biologic therapy. Below is a summary of commonly used drug therapies for the treatment of metastatic breast cancer and the pharmaceutical companies that distribute them. Each of these companies would compete directly with us relative to BZL101.

Therapy	Drug	Pharmaceutical Company

Hormonal Therapy	Nolvadex	AstraZeneca
	Faslodex	AstraZeneca
	Arimidex	AstraZeneca
	Femara	Novartis
	Aromasin	Pfizer

Chemotherapy	Abraxane	Abraxis
	Adriamycin	Pharmacia
	Adrucil	SP Pharmaceuticals
	Cytoxan	Baxter
	Ellence	Pfizer
	Gemzar	Eli Lilly
	Maxtrex	Pharmacia
	Mutamycin	Faulding DBL
	Navelbine	Pierre Fabre
	Taxol	Bristol-Myers Squibb
	Taxotere	Aventis
	Velban	Eli Lilly

Biologic Agent Therapy	Herceptin	Genentech

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

We may also need to initiate litigation, which could be time-consuming and expensive, to enforce our proprietary rights or to determine the scope and validity of others’ rights. If any of our competitors have filed patent applications in the United States which claim technology we also have invented, the Patent and Trademark Office may require us to participate in expensive interference proceedings to determine who has the right to a patent for the technology.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face even greater risks upon any commercialization by us of our product candidates. We have product liability insurance covering our clinical trials in the amount of $5 million, which we currently believe is adequate to cover any product liability exposure we may have. Clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

•	an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

•	withdrawal of clinical trial volunteers or patients;

•	damage to our reputation and the reputation of our products, resulting in lower sales;

•	regulatory investigations that could require costly recalls or product modifications;

•	litigation costs; and

•	the diversion of management’s attention from managing our business.

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

Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these products will depend on, among other things, their acceptance by physicians, patients, third-party payers and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product candidate that we may develop and commercialize will depend on many factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	the prevalence and severity of side effects or other reactions;

•	the convenience and ease of use;

•	availability, relative cost and relative efficacy of alternative and competing products and treatments;

•	the effectiveness of our marketing and distribution strategy;

•	the publicity concerning our products or competing products and treatments; and

•	our ability to obtain third-party insurance coverage and adequate payment levels.

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

We do not have any manufacturing experience, nor do we have any manufacturing facilities. We currently rely upon third-party manufacturers to manufacture all clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, including problems involving:

•	inconsistent production yields;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance with regulations set forth by the FDA or other foreign regulatory agencies.

These contract manufacturers may not be able to manufacture our product candidates at a cost or in quantities necessary to make them commercially viable. We also have no control over whether third-party manufacturers breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, our third party manufacturers have met our manufacturing requirements, but we cannot assure you that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s current Good Manufacturing Practices, or cGMPs. There are comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

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

Risks Related to Our Common Stock

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:

• the results of research or development testing of our or our competitors’ products;
• technological innovations related to diseases we are studying;
• new commercial products introduced by our competitors;
• government regulation of our industry;
• receipt of regulatory approvals by our competitors;
• our failure to receive regulatory approvals for products under development;
• developments concerning proprietary rights; or
• litigation or public concern about the safety of our products.

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

Our common stock is considered “a penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. As the market price of our common stock has been less than $5.00 per share, our common stock is considered a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded on the NASDAQ’s OTC Bulletin Board, investors may find it difficult to obtain accurate quotations for our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders.

Our officers, directors and principal stockholders control approximately 46.2% of our currently outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Provisions of our certificate of incorporation, bylaws and provisions of applicable Delaware law may discourage, delay or prevent a merger or other change in control that a stockholder may consider favorable. Pursuant to our certificate of incorporation, our board of directors may issue additional shares of common or preferred stock. Any additional issuance of common stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management. Specifically, if in the due exercise of his/her or its fiduciary obligations, the board of directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our board of directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

•	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,
•	putting a substantial voting block in institutional or other hands that might undertake to support the incumbent board of directors, or
•	effecting an acquisition that might complicate or preclude the takeover.

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

We also are subject to Section 203 of the Delaware General Corporation Law. In general, these provisions prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless the transaction in which the person became an interested stockholder is approved in a manner presented in Section 203 of the Delaware General Corporation Law. Generally, a “business combination” is defined to include mergers, asset sales and other transactions resulting in financial benefit to a stockholder. In general, an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years, did own, 15% or more of a corporation’s voting stock. This statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have an effective registration statement registering the resale of up to 42,112,448 shares of our common stock, which represents a super majority of our currently outstanding shares of common stock. As additional shares of our common stock become available for resale in the public market pursuant to that registration statement, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of such shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

Item 7.  FINANCIAL STATEMENTS.

The financial statements listed on the index to financial statements on page F-1 are filed as part of this Annual Report on Form 10-KSB.

Bionovo, Inc. Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm for Year Ended December 31, 2005	F-2
Report of Independent Register Public Accounting Firm for Year Ended December 31, 2004	F-3
Consolidated Balance Sheet as of December 31, 2005	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2005 and December 31, 2004 and for the period February 1, 2002 (date of inception) to December 31, 2005	F-5
Consolidated Statement of Stockholder's Deficit for the Years Ended December 31, 2005 and December 31, 2004 and for the period February 1, 2002 (date of inception) to December 31, 2005	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and December 31, 2004 and for the period February 1, 2002 (date of inception) to December 31, 2005	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Stockholders’
Bionovo, Inc.
Emeryville, California

We have audited the accompanying consolidated balance sheet of Bionovo, Inc. (“BIONOVO”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of Bionovo (f/k/a Lighten Up Enterprises International, Inc.) from inception on February 1, 2002 through December 31, 2004. The consolidated financial statements as of December 31, 2004 and for the period from inception on February 1, 2002 through December 31, 2004, were audited by other auditors whose reports reflected a net loss of $593,630 of the total net loss from inception. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bionovo, Inc. as of December 31, 2005 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, for the year ended December 31, 2005 the Company experienced a net loss from operations of $3,637,537, and the Company has only generated a nominal amount of revenue. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also discussed in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pohl, McNabola, Berg & Company, LLP
Pohl, McNabola, Berg & Company, LLP San Francisco, California March 15, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors
Bionovo, Inc.
Emeryville, California

We have audited the accompanying balance sheet of Bionovo, Inc. (a Development Stage Company) as of December 31, 2004, and the related statements of operations, stockholder deficit and cash flows for the year then ended and from inception, February 1, 2002 through December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bionovo, Inc. as of December 31, 2004, and from inception, February 1, 2002 through December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.
STONEFIELD JOSEPHSON, Inc.
Certified Public Accountants

San Francisco, California
April 8, 2005, except for paragraphs 6 of note 12 which its date is June 28, 2005

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	December 31	December 31
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$4,588,400	$196,013
Short-term securities	1,859,654	—
Due from officers	1,796	1,796
Prepaid expenses and other current assets	54,926	—

Total current assets	6,504,776	197,809

Property and equipment,
net of accumulated depreciation	561,578	9,859

Other assets:
Deferred loan costs, net of accumulated amortization	—	65,551
Intangible assets - patent pending, net of amortization	27,675	11,264

	$7,094,029	$284,483

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$427,004	$215,613
Current portion leases	108,523	—
Deferred revenue	15,000	15,000
Convertible notes payable	—	500,000

Total current liabilities	550,527	730,613

Long term portion leases	239,695	—
Deferred revenue	102,500	117,500

Total Liabilities	892,722	848,113

Stockholders' Equity:
Common stock, $0.0001 par value
Authorized shares – 100,000,000, issued and outstanding 46,112,448 and 20,400,000 in 2005 and 2004, respectively	4,611	2,040
Additional paid-in capital	10,436,099	27,960
Deferred Compensation	(8,236)	—
Deficit accumulated during development stage	(4,231,167)	(593,630)

Total stockholders' equity (deficit)	6,201,307	(563,630)

Total Liabilities and Stockholders' Equity	$7,094,029	$284,483

The accompanying notes form an integral part of these consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

	Year ended December 30,	Year ended December 30,	Accumulated from February 1, 2002 (Date of Inception) to December 31,
	2005	2004	2005

Revenue	$15,000	$45,240	$62,740

Cost of sales	—	—	—

Gross Profit	15,000	45,240	62,740

Operating expenses:
Research and development	1,535,534	275,600	1,833,313
General and administrative	982,162	277,433	1,294,798
Merger cost	1,964,065	—	1,964,065
Sales and marketing	73,736	500	74,236

Total operating expenses	4,555,497	553,533	5,166,412

Loss from operations	(4,540,497)	(508,293)	(5,103,672)

Other income (expense):
Change in fair value of warrant liability	831,288	—	831,288
Interest expense recorded as amortization on convertible notes	—	—
Unrealized loss on short term securities	(2,259)		(2,259)
Interest expense	(73,731)	(29,350)	(103,081)
Interest income	148,462	495	148,957

Total other income (expense)	903,760	(28,855)	874,905

Income (loss) before income taxes	(3,636,737)	(537,148)	(4,228,767)

Provision for income taxes	800	800	2,400

Net loss	$(3,637,537)	$(537,948)	$(4,231,167)

Net loss per share basic and diluted	$(0.09)	$(0.03)	$(0.09)

Weighted average shares outstanding basic and diluted	40,062,516	20,400,000	40,062,516

The accompanying notes form an integral part of these consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Inception through December 31, 2005
					Accumulated
	Common Stock		Additional	Deferred	Deficit During
	Number of		Paid-In	Stock	Development
	Shares	Amount	Capital	Compensation	Stage	Total

Balance at inception (February 1, 2002) - Adjusted to reflect effect of stock split on June 17, 2004, and March 4, 2004, and reverse merger on April 6, 2005	20,400,000	$2,040	$(2,040)	$—	$—	$—

Balance, December 31, 2002	20,400,000	2,040	(2,040)	—	—	—

Net loss	—	—	—	—	(55,682)	(55,682)

Balance, December 31, 2003	20,400,000	2,040	(2,040)	—	(55,682)	(55,682)

Noncash compensation expense for options issued	—	—	30,000	—	—	30,000
Net loss	—	—	—	—	(537,948)	(537,948)

Balance, December 31, 2004	20,400,000	2,040	27,960		(593,630)	(563,630)

Issuance of shares for reverse merger	4,000,000	400	(400)
Issuance of common stock for funds received by private placement net of financing cost	20,461,000	2,046	9,930,370	—	—	9,932,416
Issuance of common stock for conversion on notes payable	1,251,448	125	461,697	—	—	461,822
Amortization of deferred stock compensation	—	—	16,472	(8,236)	—	8,236

Net loss	—	—	—	—	(3,637,537)	(3,637,537)

Balance, December 31, 2005	46,112,448	$4,611	$10,436,099	$(8,236)	$(4,231,167)	$6,201,307

The accompanying notes form an integral part of these consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Years ended December 31		Accumulated from February 1, 2002 (Date of Inception) to
	2005	2004	December 31, 2005
Cash flows provided by (used for) operating activities:
Net loss	$(3,637,537)	$(537,948)	$(4,231,167)

Adjustments to reconcile net lossto net cash provided by (used for) operating activities:
Noncash compensation expense for warrants issued	1,964,065		1,964,065
Noncash compensation expense for options issued		30,000	30,000
Amortization of note discount	117,235	21,850	139,085
Amortization of deferred stock compensation	8,236	—	8,236
Change in fair value of warrant liability	(831,288)	—	(831,288)
Amortization of intangible assets	1,042	—	1,042
Depreciation	23,188	1,821	28,099
Unrealized loss on short term securities	2,259	—	2,259
Purchases of trading securities	(3,389,654)	—	(3,389,654)
Proceeds from sale of securities	1,530,000	—	1,530,000

Changes in assets and liabilities:
(Increase) decrease in assets:
Prepaid expenses	(54,926)	15,156	(54,926)

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	179,389	163,613	325,567
Deferred revenue	(15,000)	(15,000)	117,500
Accrued pension payable	32,000	52,000	84,000

Total adjustments	(433,454)	269,440	(46,015)

Net cash used for operating activities	(4,070,991)	(268,508)	(4,277,182)

Cash flows used for investing activities:
Acquisition of intangible assets	(17,435)	(11,264)	(11,264)
Acquisition of fixed assets	(218,309)	(8,885)	(233,079)
Advance to officers	—	(1,796)	(1,796)

Net cash used for investing activities	(235,744)	(21,945)	(246,139)

Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants
net of financing cost	8,749,122	—	8,749,122
Proceeds from issuance of convertible notes payable		500,000	500,000
Payments on convertible notes payable	(50,000)	—	(50,000)
Payments for financing costs for convertible notes	—	(87,401)	(87,401)

Net cash provided by financing activities	8,699,122	412,599	9,111,721

Net increase (decrease) in cash	4,392,387	122,146	4,588,400

Cash, beginning of year	196,013	73,867	—

Cash, end of period	$4,588,400	$196,013	$4,588,400

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—

Income taxes paid	$800	$800	$2,400

Supplemental disclosure of noncash investing and financing activities-
Noncash warrant expense for warrants issued	$1,964,065	$—	$1,964,065

Adjustment in warrant liability	$7,030,026	$—	$7,030,026

Conversion of notes payable to common stock	$450,000	$—	$450,000

Assets acquried under capital lease	$356,599	$—	$356,599

Noncash compensation expense for options issued	$—	$30,000	$30,000

Conversion of accrued interest payable	$11,697	$—	$11,697

Issuance of common stock with reverse merger	$4,000	$—	$4,000

The accompanying notes form an integral part of these consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Formation and Business of the Company:

Bionovo, Inc. (“Bionovo”) was incorporated in Nevada on January 29, 1998 under the name Lighten Up Enterprises International, Inc. On April 6, 2005, Bionovo, Inc.,(formerly known as "Lighten Up Enterprises International, Inc.) acquired all the outstanding shares of Bionovo Biopharmaceuticals, Inc. ("BIOPHARMA"), in exchange for 42,112,448 restricted shares of its common stock in a reverse triangular merger (the "Merger"). The acquisition has been accounted for as a reverse merger (recapitalization) with BIOPHARMA deemed to be the accounting acquirer. Accordingly, the historical financial statements presented herein are those of BIOPHARMA, as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value, and those of Bionovo, Inc., (the legal acquirer, formerly known as “Lighten Up Enterprises International, Inc.) since the Merger. The retained earnings of the accounting acquirer have been carried forward after the acquisition and BIOPHARMA's basis of its assets and liabilities were carried over in the recapitalization. Operations prior to the business combination are those of the accounting acquirer.

For purposes of these financial statements, references to the "Company" shall mean Bionovo Inc., (formerly Lighten Up Enterprises, Inc.) and its wholly owned legal subsidiary BIOPHARMA.

Bionovo Biopharmaceuticals, Inc., is a drug discovery and development company focusing on cancer and women’s health. Currently, the Company is conducting research and development activity which integrates scientific discoveries with natural and tradition substances used in traditional Chinese medicine. The Company is developing drugs to treat breast and ovarian cancers, and for menopause.

History:

Lighten Up Enterprises International, Inc. was formed to engage in the development, publishing, marketing and sale of a cook book of recipes. Lighten Up Enterprises International, Inc., failed to generate adequate revenue from the cook book recipes, and in April 2005, it formally abandoned its efforts related to the development, publishing, marketing and sale of a cook book of recipes. On April 6, 2005, it completed a merger with Bionovo Biopharmaceuticals, Inc., a drug discovery and development company focusing on cancer and women’s health, pursuant to which Bionovo Biopharmaceuticals, Inc.'s business became its sole business.

Bionovo Biopharmaceuticals, Inc. was incorporated and began operations in the State of California in February 2002 and subsequently reincorporated into the State of Delaware in March 2004. Until June 28, 2005, the name of Bionovo Biopharmaceuticals, Inc. was Bionovo, Inc. It changed its name to Bionovo Biopharmaceuticals, Inc. in order to facilitate the Company's corporate name change from Lighten Up Enterprises International, Inc. to Bionovo, Inc. The business of Bionovo Biopharmaceuticals, Inc, is now the sole business of the Company.

Merger of Bionovo, Inc. and Bionovo Biopharmaceuticals, Inc.:

BioPharma completed a reverse merger transaction on April 6, 2005 with Lighten Up Enterprises International, Inc., a Nevada corporation formed on January 29, 1998. Until the merger, Lighten Up Enterprises International, Inc., or Lighten Up, had nominal amount of assets and liabilities, Effective with the merger dated, the directors and management of Bionovo Biopharmaceuticals thereupon became the directors and management of Lighten Up. Bionovo Biopharmaceuticals has been considered the acquirer in this transaction, frequently referred to as a “reverse merger” of a shell company, and accounted for as a recapitalization. Accordingly, no goodwill or other adjustment in basis of assets is recorded, the shares of the shell, the legal surviving entity, are treated as issued as of the date of the transaction, and the shares held by the controlling shareholders after the transaction, are treated as outstanding for the entirety of the reporting periods. On June 29, 2005, the Company changed its corporate name from Lighten Up Enterprises International, Inc. to Bionovo, Inc. and changed its state of incorporation from Nevada to Delaware. Bionovo Biopharmaceuticals currently remains a wholly-owned subsidiary of Bionovo, Inc.

Basis of Consolidation:

The consolidated financial statements include the accounts of Bionovo, Inc. and its wholly owned subsidiaries Bionovo Biopharmaceuticals Inc. All significant intercompany balances and transactions have been eliminated.

Development Stage Company:

The Company has not generated any significant revenue since inception. The accompanying financial statement has, therefore, been prepared using the accounting formats prescribed by SFAS No. 7 for a development stage enterprise (DSE). Although the Company has recognized some nominal amount of revenue, the Company still believes it is devoting substantial efforts on developing the business and, therefore, still qualifies as a DSE.

The Company is a development stage entity and is primarily engaged in the development of pharmaceuticals (integration of scientific discoveries with natural substances used in traditional Chinese medicine) to treat cancer and women’s health. The initial focus of the Company’s research and development efforts will be the generation of products for the treatment of breast and ovarian cancers and to alleviate the symptoms of menopause. The production and marketing of the Company’s products and its ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the Food and Drug Administration (FDA) under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

The Company’s success will depend in part on its ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

For the year ended December 31, 2005 and 2004, revenues of $15,000 and $45,240, respectively, were from a license agreement. The Company has no significant operating history and, from February 1, 2002, (inception) to December 31, 2005, has generated a net loss of $4,231,167. The accompanying financial statements for the year ended December 31, 2005, have been prepared assuming the Company will continue as a going concern. During the year 2007, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Liquidity:

The Company has sustained recurring losses and negative cash flows from operations. Over the past year, the Company’s growth has been funded through a combination of private equity, debt, and lease financing. As of December 31, 2005, the Company had $4,588,400 of unrestricted cash and $1,859,654 in short-term securities. During 2005, the Company obtained financing through private placements. The Company believes that, as a result of this, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. However, the Company has experienced and continues to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. In future years, the Company expects to seek to obtain additional funding through private equity. There can be no assurance as to the availability or terms upon which such financing and capital might be available.  Thus, there is substantial doubt about the Company's ability to continue as a going concern.

Use of Estimates:

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management makes estimates that affect, deferred income tax assets, estimated useful lives of property and equipment, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2005, the Company maintains its cash and cash equivalents with a major investment firm, and a major bank.

Cash Concentration:

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Short-Term Investments:

As part of its cash management program, the Company maintains a portfolio of marketable investment securities. The securities are investment grade and a term to earliest maturity generally of less than one year and may include tax exempt securities, certificates of deposit, and common stock. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Property and Equipment:

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Office and Laboratory equipment	3 to 5 years
Computer equipment and software	3 years
Lease-hold improvements	term of lease agreement

As of December 31, 2005, net of accumulated depreciation of $28,099, the Company had $489,904 in lab equipment (of which $351,894 is leased), $35,454 of computer equipment, $14,611 in office furniture/equipment, and $21,609 in leasehold improvements. The Company had $23,188 and $4,911 in depreciation and amortization expense in 2005 and 2004, respectively.

Assets Held under Capital Leases:

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

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

Deferred Loan Costs:

Deferred loan costs relate to the direct costs related to obtaining debt financing for the Company and are amortized over the life of the debt using the effective interest method of accounting. Amortization of deferred financing costs charged to operations was $0 for 2005 and $65,551 for 2004.

Intangible assets - Patent Costs:

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. The Company has capitalized $28,717 in patent licensing costs as of December 31, 2005. Amortization expense charged to operations was $1,042 for 2005 and $0 for 2004.

Income Taxes:

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established, when necessary, to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

Deferred Revenue:

Deferred revenue consists of upfront fees received for technology licensing that have not yet been recognized or earned.

Convertible Notes Payable:

During 2004, the Company had issued convertible debt securities with non-detachable conversion features. The Company accounts for such securities in accordance with Emerging Issues Task Force Issue Nos. 98-5, 00-19 and 00-27. Pursuant to EITF 00-27, the Company used the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument becomes convertible.

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

	Years ended December 31,
	2005	2004

Net income (loss) as reported	$(3,637,537)	$(537,948)
Compensation recognized under APB 25	—	30,000
Compensation recognized under SFAS 123	(6,472)	(100,000)

Pro-forma net loss	$(3,644,009)	$(607,948)

Net loss per share:
Basic and diluted -- as reported	$(0.09)	$(0.03)
Basic and diluted -- pro-forma	$(0.09)	$(0.03)

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

Fair Value of Financial Instruments:

The carrying amount of cash equivalents, short-term investments, accounts payable, accrued expenses, warrant liability, and notes payable approximates their fair value either due to the short duration to maturity or a comparison to market interest rates for similar instruments.

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

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the years ended December 31, 2005 and 2004, comprehensive loss is equivalent to the Company’s reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

Commitments and Contingencies:

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended December 31,
	2005	2004

Numerator
Net loss	$(3,637,537)	$(537,948)

Denominator
Weighted average common shares outstanding	40,062,516	20,400,000

Total shares, basic	46,112,448	20,400,000

Net loss per common share:
Basic and diluted	$(0.09)	$(0.03)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Year Ended December 31,
	2005	2004

Options to purchase common stock	2,700,254	1,833,012
Options to purchase common stock - Outside plan	103,212	103,212
Warrants to purchase common stock	9,919,416	566,123

Potential equivalent shares excluded	12,722,882	2,502,347

Business Segment:

The Company operates in a single business segment that includes the research and development of pharmaceutical drugs.

Reclassifications:

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net loss.

Recent Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have any material effect on its consolidated financial position, results of operations or cash flows

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have any material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect there to be a material impact from the adoption of FIN 47 on our consolidated financial position, results of operations, or cash flows.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect there to be a material impact from the adoption of EITF 05-08 on our consolidated financial position, results of operations, or cash flows.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-02, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. We do not expect there to be a material impact from the adoption of EITF 05-02 on our consolidated financial position, results of operations, or cash flows.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." EITF 05-7 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect there to be a material impact from the adoption of EITF 05-07 on our consolidated financial position, results of operations, or cash flows.

NOTE 2 TRADING SECURITIES:

The Company’s short-term investments comprise equity and debt securities, all of which are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities at December 31, 2005. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

The composition of trading securities, classified as current assets, were all corporate bonds at December 31, 2005. The Company did not have any trading securities at December 31, 2004.

	December 31, 2005
	Cost	Fair Value
Bonds	1,861,925	1,859,654
Total trading securities	1,861,925	1,859,654

Investment income for the years ended December 31, 2005 consists of the following:

2005
Dividend and interest income	148,462
Net unrealized holding losses	(2,259)
Net investment income	146,203

NOTE 3 LICENSE AGREEMENT:

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

NOTE 4 BALANCE SHEET COMPONENT:

Accounts Payable and Accrued Liabilities:

A summary is as follows:

	December 31,	December 31,
	2005	2004
Accounts Payable and Accrued liabilities:

Accounts payable	$223,880	$55,184
Accrued salaries and wages	48,913	-
Accrued pension payable	84,000	52,000
Other accrued liabilities	70,211	7,929
Accrued professional fees	-	100,500

	$427,004	$215,613

NOTE 5 SIMPLIFIED EMPLOYEE PENSION PLAN:

The Company has a Simplified Employee Pension Plan (the "Plan"), which covers two officers of the Company. The Plan was established in 2004 and is administered by an outside administrator. Defined contribution pension expense for the Company was $84,000 for 2005 and $52,000 for 2004.

NOTE 6 CONVERTIBLE NOTES PAYABLE:

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

NOTE 7 RECLASSIFICATION OF WARRANT LIABILITY:

Pursuant to registration rights granted to the investors in the Company's April 6, 2005 and May 5, 2005 private placements, the Company was obligated to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock (including shares of common stock that may be acquired upon exercise of warrants) issued in the private placements within 90 days of April 6, 2005. In addition, the Company was obligated to have such "resale" registration rights agreement declared effective by the SEC as soon as possible and, in any event, within 180 days (or 210 days if the registration statement is reviewed by the SEC) after April 6, 2005. If the registration statement was not filed or is, for any reason, not declared effective within the foregoing time periods, the Company was required to pay liquidated damages to such investors. Liquidated damages, if any, were to be paid in cash in an amount equal to 1% of the investor's paid investment for the first 30 days (or part thereof) after the relevant date (i.e., filing date or effective date), and for any subsequent 30-day period (or part thereof) thereafter. On November 2, 2005, the registration statement was declared effective,

Effective December 31, 2005, the Company and all of the shareholders whom received warrants pursuant to the April and May 2005 private placements, agreed to an amendment of registration rights related to warrants they received. The amended registration rights changed the registration rights from demand with liquidated damages, to piggy-back registration rights, and no liquidated damages. The result of the change is that the Company is no longer required to record and measure the fair value of the warrants as a derivative liability. The change in fair value of warrant liability of $831,288 for the December 31, 2005 period, is the change aggregate change in fair value from the date of issuance till the effective date of the amendment to the registration rights agreement.

Accounting guidance requires that warrants with certain types of registration rights must be classified as liabilities. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," the Company previously reported the fair value of its common stock warrants as a Liability. When the warrant holders approved the amendment to the registration rights agreement and waived the liquidated damage provision, the warrant liability of $7,030,026 was reclassified to equity as additional paid-in capital also pursuant to EITF 00-19.

NOTE 8 EQUITY - COMMON STOCK:

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

Conversion of convertible notes into Common Stock:

In connection with the closing of the private placements, on April 6, 2005, the convertible notes resulting from the September 30, 2004 bridge financing of $500,000 were converted into common stock at $0.36 per share or paid. The aggregate principal amount of the convertible secured notes of $450,000 was converted into a total of 1,251,448 shares of common stock. The remaining $50,000 principal was repaid from the proceeds of the private placements.

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

December 31,
2005

Stock Option Plan	3,496,788
Stock Option - outside of Plan	103,212
Common stock warrants	9,919,524

Total	13,519,524

NOTE 9 COMMITMENTS:

Letter of Credit

Merrill Lynch Bank USA has issued a Letter of Credit to the Company, in the approximate aggregate amount of $381,000, to secure our lease of laboratory equipment. We have collateralized the Letter of Credit with a cash deposit in the approximate amount of $381,000.

Leases

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $356,000 and $0 at December 31, 2005 and December 31, 2004, respectively. Accumulated amortization of leased equipment at December 31, 2005 and December 31, 2004, was approximately $4,106 and $0, respectively. Amortization of assets under capital leases is included in depreciation expense.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2009. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $3,000 per month. Lease expense totaled $51,745 and $23,274 during 2005 and 2004, respectively.

The Company has signed a new premise lease effective September 24, 2005 for 4 years for office and lab space in Emeryville, California. Monthly rents start at $ 8,572 per month and increase to $ 9,359 per month in the final year. The Company has signed a new premise lease effective October 1, 2005 for 1 year for lab space in Aurora, Colorado. Monthly rent is $2,700.

Future minimum lease payments under non-cancelable capital and operating leases are as follows:

	Capital	Operating
Year Ended December 31,	Leases	Leases

2006	$138,000	$171,099
2007	135,789	152,653
2008	125,426	150,264
2009	0	114,334
2010 and thereafter	0	0
Total minimum lease payments	399,215	$588,350

Less: amount representing interest	(50,997)

Present value of minimum lease payments	348,218
Less: current portion	(108,523)

Obligations under capital lease, net of current portion	$239,695

NOTE 10 STOCK OPTIONS:

On April 6, 2005, in connection with the completion of the reverse merger, the board of directors of our company assumed and adopted the Stock Incentive Plan, as amended, of Bionovo Biopharmaceuticals which we refer to as the Plan, and 3,496,788 shares of common stock for issuance under the Plan.

Under the Plan, incentive options to purchase the Company's common stock may be granted to employees at prices not lower than fair market value at the date of grant as determined by the Board of Directors. Non-statutory options (options that do not qualify as incentive options) may be granted to employees and consultants at prices no lower than 85% of fair market value at the date of grant as determined by the Board of Directors. In addition, incentive or non-statutory options may be granted to persons owning more than 10% of the voting power of all classes of stock at prices no lower than 110% of the fair market value at the date of grant as determined by options (no longer than ten years from the date of grant, five years in certain instances). Options granted generally vest at a rate of 50% per year.

Activity under the Plan is as follows:
			Weighted
	Shares		Average
	Available	Number of	Exercise	Aggregate
	For Grant	Shares	Price	Price

Balance at December 31, 2003	3,000,000
Options granted	(1,729,800)	1,729,800	$0.5388	$932,016
Options exercised	—	—	—	—
Options cancelled	164,546	(164,546)	$0.5388	$(88,658)
Options expired	—	—	—	—
Balance at December 31, 2004	1,434,746	1,565,254	$0.5388	$843,358

Increase in plan	496,788	—	—	—
Options granted	(1,135,000)	1,135,000	$0.9000	$1,021,500
Options exercised	—	—	—	—
Options cancelled	—	—	—	—
Options expired	—	—	—	—
Balance at December 31, 2005	796,534	2,700,254	$0.6906	$1,864,858

At December 31, 2005 and 2004, options to purchase 2,700,254 and 1,565,254 shares of common stock were outstanding and exercisable respectively.

During the year ended December 31, 2005 and 2004, the Company issued options to purchase 1,135,000 and 1,729,800 shares of common stock respectively, to its employees and directors. The fair value of each option grant is computed on the date of grant using intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees".

In addition, the Company issued 103,212 options during the year ended December 31, 2004, to a former employee in a nonplan option grant. The fair value is computed on the date of the grant using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”; $30,000 was recorded as a result of this computation.

Total options under the Plan at December 31, 2004, comprised the following:

Option Exercise Price	Number Outstanding as of December 31 2004	Weighted Average Remaining Contractual life (Years)	Number Exercisable as of December 31 2004
$0.292	905,254	9.50	599,254
$0.833	660,000	9.33	165,000
Total	1,565,254		764,254

Total options under the Plan at December 31, 2005, comprised the following:

Option Exercise Price	Number Outstanding as of December 31 2005	Weighted Average Remaining Contractual life (Years)	Number Exercisable as of December 31 2005
$0.292	905,254	8.50	599,254
$0.833	660,000	8.33	531,000
$0.900	1,135,000	10.00	—
Total	2,700,254	8.94	1,130,254

NOTE 11  WARRANTS:

The following warrants are each exercisable into one share of common stock:

Weighted
Average
	Number of	Exercise	Aggregate
	Shares	Price	Price
Balance at December 31, 2003
Warrants granted	556,123	$0.5394	$299,982
Warrants exercised	—	—	—
Warrants cancelled	—	—	—
Warrants expired	—	—	—
Balance at December 31, 2004	556,123	$0.5394	$299,982
	—	—	—
Warrants granted	9,363,401	$0.5993	$5,611,306
Warrants exercised	—	—	—
Warrants cancelled	—	—	—
Warrants expired	—	—	—
Balance at December 31, 2005	9,919,524	$0.5959	$5,911,288

The common stock warrants are comprised of the following:

	Number	Weighted
	Outstanding	Average
	as of	Remaining
Exercise	December 31	Contractual life
Price	2004	(Years)
$ 0.540	556,123	4.75
Total	556,123

	Number	Weighted
	Outstanding	Average
	as of	Remaining
Exercise	December 31	Contractual life
Price	2005	(Years)
$ 0.010	1,979,630	3.75
$ 0.360	132,421	4.25
$ 0.500	2,136,100	4.25
$ 0.539	556,123	4.25
$ 0.750	2,557,625	4.25
$ 1.000	2,557,625	4.25
Total	9,919,524

During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

Fiscal Year
Ending December 31,	Number

2006	-
2007	-
2008	-
2009	556,123
2010	9,363,401
9,919,524

The estimated fair value of the warrants was calculated using the Black-Scholes valuation model.  For grants in 2005 the following assumptions were used:  (i) no expected dividends, (ii) risk free interest rate of 4.0%, (iii) expected volatility of 90%, and (iv) expected life in the stated life of the warrant.  The fair value of the warrants ranged from $0.62 to $0.89.

In September 2004, In connection with Bionovo Biopharmaceuticals’ $500,000 principal amount of 6% convertible secured notes bridge financing completed on September 30, 2004, Bionovo Biopharmaceuticals issued to investors in the bridge financing warrants, or bridge warrants, exercisable for 556,123 shares of Bionovo Biopharmaceuticals common stock at an exercise price of $0.53 per share. The bridge warrants were exercisable until the earlier of September 30, 2011 and the fifth anniversary of Bionovo Biopharmaceuticals’ merger with a company required to file reports pursuant to Section 13(a) or 15(d) of the Exchange Act. Upon the closing of our reverse merger transaction, the bridge warrants were amended to become bridge warrants to purchase shares of our common stock upon the same terms and conditions as the bridge warrants issued by Bionovo Biopharmaceuticals. The bridge warrants expire on April 6, 2010.

In connection with the closing of the bridge financing, Bionovo Biopharmaceuticals issued five-year warrants to Duncan Capital, LLC as partial compensation for acting as placement agent in the transaction. Upon the closing of our reverse merger transaction, these placement agent warrants were amended to become warrants to purchase shares of our common stock upon the same terms and conditions as the placement agent warrants issued in the bridge financing by Bionovo Biopharmaceuticals. The bridge placement agent warrants are exercisable in whole or in part, at an exercise price of $0.35 per share, before September 30, 2009 for up to 132,421 shares of common stock. These warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock splits or reverse stock splits, stock dividends, recapitalizations or similar events. The holders of these warrants will not possess any rights as stockholders unless and until they exercise their warrants. The bridge placement agent warrants do not confer upon holders any voting or any other rights as stockholders.

In April 2005, as part of the closing of Bionovo Biopharmaceuticals’ April 6, 2005 private placement, Bionovo Biopharmaceuticals issued five-year warrants to purchase a total of 2,023,875 shares of Bionovo Biopharmaceuticals common stock at an exercise price of $0.75 per share and 2,023,875 shares of Bionovo Biopharmaceuticals common stock at an exercise price of $1.00 per share. The warrants were exercisable in whole or in part until April 6, 2010. Upon the closing of our reverse merger transaction, the April 2005 private placement warrants were amended to become warrants to purchase shares of our common stock upon the same terms and conditions as the April 2005 private placement warrants issued by Bionovo Biopharmaceuticals.

In connection with the closing of the April 2005 private placement, Bionovo Biopharmaceuticals issued five-year warrants to Duncan Capital, LLC as partial compensation for acting as placement agent in the transaction. Upon the closing of our reverse merger transaction, these placement agent warrants were amended to become warrants to purchase shares of our common stock upon the same terms and conditions as the placement agent warrants issued in the April 2005 private placement by Bionovo Biopharmaceuticals. The April 2005 placement agent warrants are exercisable in whole or in part, at an exercise price of $0.50 per share, before April 6, 2010 for up to 1,709,100 shares of common stock. These warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock splits or reverse stock splits, stock dividends, recapitalizations or similar events. The holders of these warrants will not possess any rights as stockholders unless and until they exercise their warrants. The April 2005 placement agent warrants do not confer upon holders any voting or any other rights as stockholders.

In connection with the closing of our reverse merger transaction on April 6, 2005, we issued five-year warrants to Duncan Capital, LLC as partial compensation for its advisory services relating to the merger. These reverse merger warrants are exercisable in whole or in part, at an exercise price of $0.01 per share, before April 6, 2010 for up to 1,979,630 shares of common stock. These warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock splits or reverse stock splits, stock dividends, recapitalizations or similar events. The holders of these warrants will not possess any rights as stockholders unless and until they exercise their warrants. The reverse merger warrants do not confer upon holders any voting or any other rights as stockholders.

In May 2005, as part of the closing of our May 5, 2005 private placement, we issued five-year warrants to purchase a total of 533,750 shares of common stock at an exercise price of $0.75 per share and 533,750 shares of common stock at an exercise price of $1.00 per share. The warrants are exercisable in whole or in part until May 5, 2010.

In connection with the closing of our May 2005 private placement, we issued five-year warrants to Duncan Capital, LLC as partial compensation for acting as placement agent in the transaction. These May 2005 placement agent warrants are exercisable in whole or in part, at an exercise price of $0.50 per share, before May 5, 2010 for up to 427,000 shares of common stock. These warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock splits or reverse stock splits, stock dividends, recapitalizations or similar events. The holders of these warrants will not possess any rights as stockholders unless and until they exercise their warrants. The May 2005 placement agent warrants do not confer upon holders any voting or any other rights as stockholders.

NOTE 12 INCOME TAX:

The provision for income taxes on the statements of operations consists of $800 for the years ended December 31, 2005 and 2004, respectively.

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2005	2004
Net operating loss carryforward	$747,000	$193,400
Deferred revenue	40,000	-
	787,000	193,400
Less valuation allowance	(787,000)	(193,400)
	$-	$-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2005 and 2004, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2005, net operating loss carryforwards were approximately $1,151,000 for federal tax purposes that expire at various dates from 2023 through 2025 and $1,147,000 for state tax purposes that expire in 2014 through 2015.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2005 and 2004) to income taxes as follows:

	December 31, 2005	December 31, 2004
Tax benefit computed at 34%	$(1,236,000)	$(182,900)
Change in valuation allowance	593,200	173,700
Change in carryovers and tax attributes	643,600	10,000
	$800	$800

NOTE 13 SUBSEQUENT EVENTS:

Appointment of New Member of the Board of Directors

On March 15, 2006, the Company announced that it had increased the size of the Board of Directors to seven (7) directors and announced that Frances W. Preston had been appointed by the Board of Directors to fill one of the newly created directorships.

Call Notice on Common Stock Warrants

On March 17, 2006, the Company issued a call notice to all holders of the common stock purchase warrants ($0.75 exercise price) issued in the April 6, 2005 and May 5, 2005 private placements of the Company or its operating subsidiary, Bionovo Biopharmaceuticals, Inc., as applicable. Section 3(c) of the warrants permit the Company to call for cancellation all or a part of the unexercised portion of the warrants upon the occurrence of certain events. The events required are (i) an effective registration statement registering the resale of the shares of common stock underlying the warrants, (ii) the closing bid price of the common stock for each of the ten (10) consecutive trading days equals or exceeds $0.9375 and (iii) the average daily trading volume of the common stock for such ten (10) days period equals or exceeds 100,000 shares. As of March 16, 2006, each of the foregoing events had occurred. The holders of these warrants have until April 10, 2006 to exercise all or a portion of the unexercised portion of such warrants, and any such warrants not so exercised will automatically be canceled on that date.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-KSB, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e) . Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control over Financial Reporting.

During the period covered by this Annual Report on Form 10-KSB, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  OTHER INFORMATION.

None.
PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 10. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 12. EXHIBITS

Exhibit No.	Description of Exhibit

2.1(1)	Agreement of Merger and Plan of Reorganization, dated as of April 6, 2005, among Lighten Up Enterprises International, Inc., LTUP Acquisition Corp. and Bionovo, Inc.
2.2(2)	Agreement and Plan of Merger, dated as of June 28, 2005, between Lighten Up Enterprises International, Inc. and Bionovo, Inc.
3.1(3)	Certificate of Incorporation of Bionovo, Inc.
3.2(2)	By-laws of Bionovo, Inc.
4.1(4)	Form of Private Placement Warrant

10.11(6)
Licensing & Technology Transfer Agreement, dated as of November 6, 2003, with United Biotech Corporation (certain terms of this agreement have been omitted and are subject to confidential treatment granted by the SEC)

10.12(3)	Sublease, dated as of December 17, 2003, with Extensity
10.13(3)	Landlord Consent to Sublease, dated as of December 30, 2003, with Extensity, Inc. and CA-Emeryville Properties Limited Partnership
10.14(3)	Addendum to Sublease, dated as of April 20, 2004, with Geac Enterprise Solutions, Inc.
10.15(3)	Landlord Consent to Addendum to Sublease, dated July 16, 2004, with CA-Emeryville Properties Limited Partnership and Geac Enterprise Solutions, Inc.
10.16(3)	Exchange Agreement, dated as of April 4, 2005, with Mary E. Ross and Gary C. Lewis
10.17(3)	Declaration dated as of April 6, 2005 by Mary E. Ross
10.18(3)	Declaration dated as of April 6, 2005 by Gary C. Lewis
10.19(3)	Office Lease, dated as of July 6, 2005, with Emery Station Joint Venture, LLC
10.20(3)	Sublease Agreement, dated as of August 1, 2005, with MycoLogics
10.21(3)	Merrill Lynch Bank USA Irrevocable Letter of Credit
10.22(7)	First Amendment to Registration Rights Agreement
10.23(7)	Amendment to Registration Rights Agreement
21.1*	Subsidiary of Registrant
23.1*	Consent of Stonefield Josephson, Inc.
23.2*	Consent of Pohl, McNabola, Berg & Company, LLP

*	Filed herewith.

(1)	Incorporated by reference from Bionovo, Inc.’s Current Report on Form 8-K filed with the SEC on April 8, 2005.

(2)	Incorporated by reference from Bionovo, Inc.’s Definitive Proxy Statement on Schedule 14C filed with the SEC on June 3, 2005.

(3)	Incorporated by reference from Bionovo, Inc.’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.

(4)	Incorporated by reference from Bionovo, Inc.’s Current Report on Form 8-K filed with the SEC on May 11, 2005.

(5)	Incorporated by reference from Bionovo, Inc.’s Current Report on Form 8-K, as amended and filed with the SEC on June 3, 2005.

(6)	Incorporated by reference from Bionovo, Inc.’s Current Report on Form 8-K, as amended and filed with the SEC on October 19, 2005.

(7)	Incorporated by reference from Bionovo, Inc.’s Current Report on Form 8-K filed with the SEC on March 10, 2006.

Item 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2006.

BIONOVO, INC.

By:	/s/Isaac Cohen
Isaac Cohen President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Isaac Cohen		March 31, 2006
Isaac Cohen	Chairman, President, Chief Executive Officer, and Chief Scientific Officer (Principal Executive Officer)
/s/James P. Stapleton		March 31, 2006
James P. Stapleton	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/David Naveh		March 31, 2006
David Naveh	Director
/s/Mary Tagliaferri		March 31, 2006
Mary Tagliaferri	Director, Vice President, Chief Regulatory Officer, Secretary and Treasurer
/s/Michael Vanderhoof		March 31, 2006
Michael Vanderhoof	Director
/s/Frances W. Preston		March 31, 2006
Frances W. Preston	Director