Form 10QSB
period 2006-03-31
BIONOVO INC
filed 2006-05-15
CIK 1203957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      |X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

      |_|   Transition Report under Section 13 or 15(d) of the Exchange Act

             For the transition period ____________ to ____________

                        Commission File Number 000-50073

                                  BIONOVO, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)

               DELAWARE                                 87-0576481
               --------                                 ----------
   (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)

                               5858 Horton Street
                                    Suite 375
                          Emeryville, California 94608
                    (Address of Principal Executive Offices)

                                  510-601-2000
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act |_| Yes |X| No

State the number of shares outstanding of each of the issuer's classes of common stock: 50,962,240 shares of $0.001 par value Common Stock outstanding as of the date of this filing.

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
Item 1.  Financial Statements (Unaudited)
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheet (Unaudited)...............................3
Condensed Consolidated Statements of Operations (Unaudited)....................4
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
 (Unaudited)...................................................................5
Condensed Consolidated Statements of Cash Flows (Unaudited)....................6
Notes to Condensed Consolidated Financial Statements (Unaudited)...............7
Item 2.  Management's Discussion and Analysis or Plan of Operations...........16
Item 3.  Controls and Procedures..............................................32


PART II  OTHER INFORMATION
Item 1.  Legal Proceedings....................................................32
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........32
Item 3.  Defaults Upon Senior Securities......................................32
Item 4.  Submission of Matters to a Vote of Securities Holders................32
Item 5.  Other Information....................................................32
Item 6.  Exhibits.............................................................33

      Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
                         (A Development Stage Company)
                Condensed Consolidated Balance Sheets (Unaudited)

                                                                    March 31,
                                                                      2006
                                                                  ------------
Assets

Current assets:

  Cash and cash equivalents                                       $  3,626,788
  Short-term securities                                              2,641,244

  Due from officers                                                      1,796

  Prepaid expenses and other current assets                             26,589
                                                                  ------------
         Total current assets                                        6,296,417

Property and equipment,

  net of accumulated depreciation                                      661,376

Other assets:

  Intangible assets - patent pending, net of amortization               46,891
                                                                  ------------
                                                                  $  7,004,684
                                                                  ============
Liabilities and Stockholders' Deficit

Current liabilities:

   Accounts payable and accrued expenses                          $    383,705

   Current portion leases                                              108,523

   Deferred revenue                                                     15,000
                                                                  ------------
         Total current liabilities                                     507,228
                                                                  ------------
Long term portion leases                                               218,910

Deferred revenue                                                        98,750
                                                                  ------------
  Total Liabilities                                                    824,888

Stockholders' Deficit:
  Common stock, $0.0001 par value
  Authorized shares - 100,000,000, issued and
  outstanding 49,377,703                                                 4,938
  Additional paid-in capital                                        11,613,275
  Deferred Compensation                                                (86,177)
  Deficit accumulated during development stage                      (5,352,240)
                                                                  ------------
          Total stockholders' equity (deficit)                       6,179,796
                                                                  ------------
                                                                  $  7,004,684
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

                                                                                                      Accumulated from
                                                                                                      February 1, 2002
                                                              Three months         Three months          (Date of
                                                             ended March 31,      ended March 31,      Inception) to
                                                                  2006                 2005            March 31, 2006
                                                              ------------         ------------         ------------
Revenue                                                       $      3,750         $      3,750         $     66,490

Cost of sales                                                           --                   --                   --
                                                              ------------         ------------         ------------
Gross Profit                                                         3,750                3,750               66,490
                                                              ------------         ------------         ------------
Operating expenses:
  Research and development                                         745,288              128,053            2,578,601
  General and administrative                                       340,456              129,358            1,635,254
  Merger cost                                                           --              975,000            1,964,065
  Sales and marketing                                               92,562                  315              166,798
                                                              ------------         ------------         ------------
          Total operating expenses                               1,178,306            1,232,726            6,344,718
                                                              ------------         ------------         ------------
Loss from operations                                            (1,174,556)          (1,228,976)          (6,278,228)
                                                              ------------         ------------         ------------
Other income (expense):
Change in fair value of warrant liability                               --                   --              831,288
Interest expense recorded as amortization
on convertible notes                                                    --              (21,850)                  --
  Unrealized loss on short term securities                              --                                    (2,259)
  Interest expense                                                  (5,287)              (7,007)            (108,368)
  Interest income                                                   60,370                   30              209,327
                                                              ------------         ------------         ------------
          Total other income (expense)                              55,083              (28,827)             929,988
                                                              ------------         ------------         ------------
Income (loss) before income
 taxes                                                          (1,119,473)          (1,257,803)          (5,348,240)

Provision for income taxes                                           1,600                   --                4,000
                                                              ------------         ------------         ------------
Net (loss)                                                    $ (1,121,073)        $ (1,257,803)        $ (5,352,240)
                                                              ============         ============         ============
Net (loss) per share basic and diluted                        $      (0.02)        $      (0.05)        $      (0.11)
                                                              ============         ============         ============
Weighted average shares outstanding basic and diluted           46,602,160           24,400,000           46,602,160
                                                              ============         ============         ============



               The accompanying notes form an integral part of the
                  condensed consolidated financial statements.

       Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Unaudited)
                   Condensed Inception through March 31, 2006


                                                                        Common Stock
                                                                ---------------------------      Additional       Deferred
                                                                 Number of                         Paid-In         Stock
                                                                   Shares          Amount          Capital      Compensation
                                                                ------------    ------------    ------------    ------------
Balance at inception (February 1, 2002) - Adjusted
to reflect effect of stock split on June 17, 2004, and
March 4, 2004, and reverse merger on April 6, 2005                20,400,000    $      2,040    $     (2,040)   $         --
                                                                ------------    ------------    ------------    ------------
Balance, December 31, 2002                                        20,400,000           2,040          (2,040)             --
Net loss                                                                  --              --              --              --
                                                                ------------    ------------    ------------    ------------
Balance, December 31, 2003                                        20,400,000           2,040          (2,040)             --

Noncash compensation

  expense for options issued                                              --              --          30,000              --

Net loss                                                                  --              --              --              --
                                                                ------------    ------------    ------------    ------------
Balance, December 31, 2004                                        20,400,000           2,040          27,960
Issuance of shares for reverse merger                              4,000,000             400            (400)
Issuance of common stock for funds
 received by private placement net of financing cost              20,461,000           2,046       9,930,370              --
Issuance of common stock for conversion on notes payable           1,251,448             125         461,697              --
Amortization of deferred stock compensation (unaudited)                   --              --          16,472          (8,236)
Net loss                                                                  --              --              --              --
                                                                ------------    ------------    ------------    ------------
Balance, December 31, 2005                                        46,112,448    $      4,611    $ 10,436,099    $     (8,236)
                                                                ------------    ------------    ------------    ------------
Issuance of common stock for exercise of warrants (unaudited)      3,065,255             307         864,177              --
Issuance of common stock for services (unaudited)                    200,000              20         164,980              --
Deferred stock compensation (unaudited)                                                                              (77,941)
Stock option expense related to 123R                                                                 148,019
Net loss (unaudited)                                                                      --              --              --
                                                                ------------    ------------    ------------    ------------
Balance, March 31, 2006 (unaudited)                               49,377,703    $      4,938    $ 11,613,275    $    (86,177)
                                                                ============    ============    ============    ============

                                                                Accumulated
                                                                  Deficit
                                                                   During
                                                                Development
                                                                   Stage           Total
                                                                ------------    ------------

Balance at inception (February 1, 2002) - Adjusted
to reflect effect of stock split on June 17, 2004, and
March 4, 2004, and reverse merger on April 6, 2005              $         --    $         --
                                                                ------------    ------------
Balance, December 31, 2002                                                --              --
Net loss                                                             (55,682)        (55,682)
                                                                ------------    ------------
Balance, December 31, 2003                                           (55,682)        (55,682)

Noncash compensation

  expense for options issued                                              --          30,000

Net loss                                                            (537,948)       (537,948)
                                                                ------------    ------------
Balance, December 31, 2004                                          (563,630)       (563,630)
Issuance of shares for reverse merger
Issuance of common stock for funds
 received by private placement net of financing cost                      --       9,932,416
Issuance of common stock for conversion on notes payable                  --         461,822
Deferred stock compensation (unaudited)                                   --           8,236
Net loss                                                          (3,637,537)     (3,637,537)
                                                                ------------    ------------
Balance, December 31, 2005                                      $ (4,231,167)   $  6,201,307
                                                                ------------    ------------
Issuance of common stock for exercise of warrants (unaudited)             --         864,484
Issuance of common stock for services (unaudited)                         --         165,000
Amortization of deferred stock compensation (unaudited)                              (77,941)
Stock option expense related to 123R                                                 148,019
Net loss (unaudited)                                              (1,121,073)     (1,121,073)
                                                                ------------    ------------
Balance, March 31, 2006 (unaudited)                             $ (5,352,240)   $  6,179,796
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

                                                                             Three months                 Accumulated from
                                                                                ended                     February 1, 2002
                                                                               March 31,                (Date of Inception)
                                                                    --------------------------------            to
                                                                        2006                2005           March 31, 2006
                                                                    ------------        ------------       --------------
Cash flows provided by (used for) operating
   activities:
   Net loss                                                         $ (1,121,073)       $ (1,257,802)       $ (5,352,240)
                                                                    ------------        ------------        ------------
   Adjustments to reconcile net loss
     to net cash provided by (used for)
     operating activities:
      Noncash compensation expense for warrants issued                        --             975,000           1,964,065
      Noncash compensation expense for options issued                                             --              30,000
     Stock-based compensation                                            233,019                                 233,019
     Amortization of note discount                                            --              21,851             139,085

     Amortization of deferred stock compensation                           2,059                  --              10,295
     Change in fair value of warrant liability                                --                  --            (831,288)
      Amortization of intangible assets                                      853                  --               1,895
      Depreciation                                                        35,706               1,322              63,805
     Unrealized loss on short term securities                              6,129                  --               8,388
      Purchases of trading securities - inflows                       (2,191,612)                 --          (5,581,266)
      Proceeds of securities of - out                                  1,403,893                  --           2,933,893

   Changes in assets and liabilities:
     (Increase) decrease in assets:
       Prepaid expenses                                                   28,337                  --             (26,589)

     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                             (64,087)             72,133             261,480
       Deferred revenue                                                   (3,750)             (3,750)            113,750
       Accrued pension payable                                                --                  --              84,000
                                                                    ------------        ------------        ------------
       Total adjustments                                                (549,453)          1,066,556            (595,468)
                                                                    ------------        ------------        ------------
       Net cash provided by (used for) operating activities           (1,670,526)           (191,246)         (5,947,708)
                                                                    ------------        ------------        ------------
Cash flows used for investing activities:
   Acquisition of intangible assets                                      (20,069)                 --             (31,333)
   Acquisition of fixed assets                                          (135,501)             (3,790)           (368,580)
   Advance to officers                                                        --                  --              (1,796)
                                                                    ------------        ------------        ------------
       Net cash used for investing activities                           (155,570)             (3,790)           (401,709)
                                                                    ------------        ------------        ------------
Cash flows provided by financing activities:
    Proceeds from issuance of common stock and warrants
    net of financing cost                                                864,484                  --           9,613,606
    Proceeds from issuance of common stock                                    --                  --             500,000
     Payments on convertible notes payable                                    --             (50,000)            (50,000)
     Payments for financing costs for convertible notes                       --              50,000             (87,401)
                                                                    ------------        ------------        ------------
       Net cash provided by financing activities                         864,484                  --           9,976,205
                                                                    ------------        ------------        ------------
Net increase (decrease) in cash                                         (961,612)           (195,036)          3,626,788

Cash, beginning of year                                                4,588,400             196,013                  --
                                                                    ------------        ------------        ------------
Cash, end of period                                                 $  3,626,788        $        977        $  3,626,788
                                                                    ============        ============        ============
Supplemental disclosure of cash flow
  information:
   Interest paid                                                    $         --        $         --        $         --
                                                                    ============        ============        ============
   Income taxes paid                                                $         --        $         --        $      2,400
                                                                    ============        ============        ============
Supplemental disclosure of noncash investing
  and financing activities-
     Noncash warrant expense for warrants issued                    $         --        $         --        $  1,964,065
                                                                    ============        ============        ============
     Noncash compensation expense for options issued                $         --        $         --        $     30,000
                                                                    ============        ============        ============
     Adjustment in warrant liability                                $         --        $         --        $         --
                                                                    ============        ============        ============
     Converstion of notes payable to common stock                   $         --        $         --        $    450,000
                                                                    ============        ============        ============
     Assets acquried under capital lease                            $         --        $         --        $         --
                                                                    ============        ============        ============
     Stock-based compensation                                       $    233,019        $         --        $    233,019
                                                                    ============        ============        ============
     Conversion of accrued interest payable                         $         --        $         --        $     11,697
                                                                    ============        ============        ============
     Issuance of common stock with reverse merger                   $         --        $         --        $      4,000
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

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS AND BASIS OF PRESENTATION

Bionovo, Inc., is a drug discovery and development company focusing on cancer and women's health. Currently, the Company is conducting research and development activity which integrates scientific discoveries with natural and tradition substances used in traditional Chinese medicine. The Company is developing drugs to treat breast and ovarian cancers, and for menopause.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of Bionovo, Inc. (the "Company") for the fiscal years ended December 31, 2005 and 2004 included in the Company's Annual Report on Form 10-KSB. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2006, and the results of operations for the three-months ended March 31, 2006 and 2005 and cash flows for the three-months ended March 31, 2006 and 2005. The results for the three-months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Basis of Consolidation:

The consolidated financial statements include the accounts of Bionovo, Inc. and its wholly owned subsidiaries Bionovo Biopharmaceuticals Inc. All significant intercompany balances and transactions have been eliminated.

Formation of the Company:

Bionovo, Inc. ("Bionovo") was incorporated in Nevada on January 29, 1998, and subsequently reincorporated in the State of Delaware on January 29, 2005. On April 6, 2005, Bionovo, Inc. (formerly known as Lighten Up Enterprises International, Inc.) acquired all the outstanding shares of Bionovo Biopharmaceuticals, Inc. ("BIOPHARMA"), in exchange for 42,112,448 restricted shares of its common stock in a reverse triangular merger (the "Merger"). The acquisition has been accounted for as a reverse merger (recapitalization) with BIOPHARMA deemed to be the accounting acquirer. Accordingly, the historical financial statements presented herein are those of BIOPHARMA, as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value, and those of Bionovo, Inc. (the legal acquirer, formerly known as Lighten Up Enterprises International, Inc.) since the Merger. The retained earnings of the accounting acquirer have been carried forward after the acquisition and BIOPHARMA's basis of its assets and liabilities were carried over in the recapitalization. Operations prior to the Merger are those of the accounting acquirer.

For purposes of these financial statements, references to the "Company" shall mean Bionovo Inc., (formerly Lighten Up Enterprises, Inc.) and its wholly owned legal subsidiary BIOPHARMA.

Development Stage Company:

The Company has not generated any significant revenue since inception. The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed by SFAS No. 7 for a development stage enterprise
(DSE). Although the Company has recognized some nominal amount of revenue, the Company still believes it is devoting substantial efforts on developing the business and, therefore, still qualifies as a DSE.

The Company is a development stage entity and is primarily engaged in the development of pharmaceuticals (integration of scientific discoveries with natural substances used in traditional Chinese medicine) to treat cancer and women's health. The initial focus of the Company's research and development efforts will be the generation of products for the treatment of breast and ovarian cancers and to alleviate the symptoms of menopause. The production and marketing of the Company's products and its ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the Food and Drug Administration (FDA) under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

The Company's success will depend in part on its ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in Bionovo's significant accounting policies during the three months ended March 31, 2006 as compared to what was previously disclosed in Bionovo's Annual Report on 10-KSB for the year ended December 31, 2005, except for the adoption of SFAS No. 123 (revised 2004).

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

CONCENTRATION OF CREDIT RISK

Financial instruments potentially subjecting Bionovo to concentrations of credit risk consist primarily of cash, cash equivalents and marketable debt securities. Bionovo generally invests excess cash in low risk, liquid instruments.

Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2006, the Company maintains its cash and cash equivalents with a major investment firm, and a major bank.

Cash Concentration:

The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

INCOME TAXES

Bionovo records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. Bionovo records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against net deferred tax assets. Tax expense has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty.

STOCK-BASED COMPENSATION

Prior to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), Bionovo accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of Statement 123, no stock compensation expense had been recognized in Bionovo statement of operations as the exercise price of Bionovo stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

On January 1, 2006, Bionovo adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes Bionovo's previous accounting for share-based awards under APB 25 for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). Bionovo has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Bionovo adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning of Bionovo's current year. Bionovo's financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, Bionovo's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in Bionovo's statement of operations for 2006 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense during the current period also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Bionovo's pro forma information required under SFAS 123 for the periods prior to 2006, forfeitures were estimated and factored into the expected term of the options.

Bionovo's determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by Bionovo's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, Bionovo's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

SFAS 123(R) requires the calculation of the beginning balance of the pool of excess tax benefits (additional paid in capital pool or "APIC pool") available to absorb tax deficiencies recognized subsequent to its adoption. SFAS 123(R) states that this beginning APIC pool shall include the net excess tax benefits that would have arisen had the company adopted the original Statement 123. FASB Staff Position ("FSP") 123(R)-3 provides a simplified method for determining this APIC pool, which Bionovo may elect to adopt up to one year from its initial adoption of SFAS 123(R). Bionovo has not yet determined whether to elect the simplified method for determining its APIC pool as provided in FSP No. 123(R)-3.

NET LOSS  PER SHARE

Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and diluted net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and dilutive potential common shares during the period. Potential common shares that are anti-dilutive are excluded from the computation of diluted net income
(loss) per share.

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires that employee equity share options, nonvested shares and similar equity instruments granted by Bionovo be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that Bionovo has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                                       Period Ended March 31,
                                                    ----------------------------
                                                        2006           2005
                                                    -------------  -------------

Options to purchase common stock                       2,700,254      1,637,254
Options to purchase common stock - Outside plan          103,212        103,212
Warrants to purchase common stock                      9,919,416        566,123
                                                    -------------  -------------

Potential equivalent shares excluded                  12,722,882      2,306,589
                                                    =============  =============

Intangible assets - Patent Costs:

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. The Company has capitalized $46,891 in patent licensing costs as of March 31, 2006. Amortization expense charged to operations for the three months ended March 31, 2006 and 2005 was $853 and $0, respectively.

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three months ended March 31, 2006 and 2005, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

RECENT ACCOUNTING PRONOUNCEMENTS:

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

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect there to be any impact from the adoption of EITF 05-08 on our consolidated financial position, results of operations, or cash flows.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-02, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. We do not expect there to be any impact from the adoption of EITF 05-02 on our consolidated financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140. Companies are required to apply Statement 155 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 155 will have a material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. Companies are required to apply Statement 156 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

NOTE 2. LIQUIDITY:

The Company has sustained recurring losses and negative cash flows from operations. Historically, the Company's growth has been funded through a combination of private equity, debt, and lease financing. As of March 31, 2006, the Company had approximately $3,626,788 of unrestricted cash and $2,641,244 in short-term securities. During the three months ended March 31, 2006, the Company obtained additional financing through the exercise of warrants. The Company believes that, as a result of this, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. However, the Company has experienced and continues to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment.

For the three month period ended March 31, 2006, revenues of $3,750 were from a license agreement. The Company has no significant operating history and, from February 1, 2002, (inception) to March 31, 2006, has generated a net loss of $5,352,240. The accompanying financial statements for the three month period ended March 31, 2006, have been prepared assuming the Company will continue as a going concern. During 2006, management intends to seek additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3.  SHARE-BASED COMPENSATION

The Company adopted SFAS 123R on January 1, 2006 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to SFAS 123R. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in cost of processing and services expense and selling, general and administrative expense in the condensed consolidated statement of income on a straight line basis over the vesting period.

The Company's stock-based compensation primarily consists of the following:

Stock Options: The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options are typically granted throughout the year, generally vest two years thereafter and expire 10 years from the date of the award. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each separate vesting portion of the stock option award.

Restricted Stock: The Company awards shares of stock to employees and directors and consultants that are restricted. During the period of restriction, the holder of restricted stock has voting rights and is entitled to receive all distributions including dividends paid with respect to the stock. The Company recognizes stock compensation expense relating to the issuance of restricted stock based on the market price on the date of award over the period during which the restrictions expire, which is generally one year from the date of grant, on a straight-line basis. All restricted stock are approved by the Company's Board of Directors.

General Option Information

The following is a summary of changes to outstanding stock options during the three months ended March 31, 2006:

                                                           Weighted    Weighted Average
                                                            Average        Remaining        Aggregate
                                            Number of      Exercise       Contractual       Intrinsic
                                          Share Options      Price           Term             Value
                                          -------------    ---------    ---------------    ------------
                                                (in thousands, except share and per share data)
Outstanding at December 31, 2005              2,700,254    $    0.69               8.94    $  1,836,474
 Granted                                            --           --                 --             --
 Exercised                                          --           --                 --             --
 Forfeited or expired                               --           --                 --             --
                                          -------------    ---------    ---------------    ------------
Outstanding at March 31, 2006                 2,700,254         0.69               8.64    $  1,836,474
                                          -------------    ---------    ---------------    ------------
Vested and expected to vest
 at March 31, 2006                            2,700,254         0.69               8.64       1,836,474
                                          -------------    ---------    ---------------    ------------
Options exercisable at March 31, 2006         1,529,339         0.23               8.64       1,437,466
                                          -------------    ---------    ---------------    ------------

At March 31, 2006, there were 796,534 shares available for grant under the employee stock option plan.

The table below presents information related to stock option activity for the quarters ended March 31, 2006 and 2005 (in thousands):


                                                                 Three Months
                                                                     Ended
                                                                   March 31,
                                                                 -------------
                                                                 2006     2005
                                                                 ----     ----

Total intrinsic value of stock options exercised                 $ 0      $ 0

Cash received from stock option exercises                        $ 0      $ 0

Gross income tax benefit from the exercise of stock options      $ 0      $ 0

The aggregate intrinsic value of $1,836,474 million as of March 31, 2006 is based on Bionovo's closing stock price of $1.06 on that date and represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended March 31, 2006 was nil as no options were exercised. The total number of in-the-money options exercisable as of March 31, 2006 was $1,437,466.

As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $604,556. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation under SFAS 123(R) for the three months ended March 31, 2006 which was incurred as follows:

                                                                  Three Months
                                                                     Ended
                                                                 March 31, 2006
                                                                 --------------
                                                                 (in thousands)

Stock compensation expense included in:
  Research and development                                           $ 92,909
  General and administrative                                           55,110
                                                                 --------------
 Stock compensation expense                                          $148,019
                                                                 ==============

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 and 2005 was $0 and $0.83 per share, respectively, using the Black-Scholes option pricing model. with the following weighted-average assumptions for grants:

The fair values of all stock options granted during the three months ended March 31, 2006 and 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                 2006      2005
                                                                 ----      ----
Expected life (in years)                                           5         5

Average risk-free interest rate                                  4.0%      4.0%

Expected volatility                                               90%       90%

Expected dividend yield                                            0%        0%

The expected term of employee stock options represents the period the stock options are expected to remain outstanding from date of grant and is based on the guidance of SAB No. 107, accordingly the period is the average of the vesting period and the term of the option. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected volatility was determined using an average volatility of a peer group and the volatility of the Company's own stock. Management determined that utilizing only the volatility measured by the Company was not meaningful pursuant to limited stock trading activity and history.

The weighted-average estimated fair value of stock options granted (based on grant date) during the three months ended March 31, 2006 and 2005 was $0 and $0.83 per share, respectively. No options were granted for the three months ended March 31, 2006

Prior to January 1, 2006, the Company accounted for its stock options, restricted stock and employee stock purchase plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, the difference between the quoted market price as of the date of grant and the contractual purchase price of shares was recognized as compensation expense over the vesting period on a straight-line basis. The Company did not recognize compensation expense in its consolidated financial statements for stock options as the exercise price was not less than 100% of the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" prior to the adoption of SFAS 123R:


                                                              Three Months Ended
                                                                March 31, 2005
                                                                --------------
(In thousands, except per share data)
Net loss:

      As reported                                                $(1,257,802)
      Add: reported stock compensation expense - net of tax               --
      Less: fair value stock compensation expense - net of tax       116,646
                                                                 -----------
      Pro forma                                                  $(1,141,156)
                                                                 ===========
Reported net loss per share:

      Basic                                                      $     (0.02)
      Diluted
Pro forma net loss per share:
      Basic                                                      $     (0.02)
      Diluted

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

Table for Restricted stock awards

A summary of restricted stock awards for the three months ended March 31, 2006 is as follows:

                                                   Number of        Weighted
                                                    Shares          Average
                                                (In thousands)   Exercise Price
                                                --------------   --------------
Outstanding, December 31, 2005                             --               --

Granted                                               100,000         $   0.80

Forfeited                                                  --               --

Exercised                                                  --               --
                                                --------------   --------------
Outstanding, March 31, 2006                           100,000         $   0.80
                                                ==============   ==============
Vested at March 31, 2006                               25,000         $   0.80
                                                ==============   ==============

During the three months ended March 31, 2006, all restricted stock awards were granted to non-employees.

NOTE 4.  LICENSE AGREEMENT:

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

NOTE 5.  SIMPLIFIED EMPLOYEE PENSION PLAN:

The Company has a Simplified Employee Pension Plan (the "Plan"), which covers two officers of the Company. The Plan was established in 2004 and is administered by an outside administrator. In 2006, the Company created a 401(k) Plan ("Plan") to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Effective January 1, 2006, the Company will no longer contribute to the Simplified Employee Pension Plan.

NOTE 6.  EQUITY:

On April 6, 2005, the holders of 6% convertible promissory notes elected to convert $450,000 of the then outstanding $500,000 convertible promissory notes to common stock pursuant to the terms of the notes. The remaining $50,000 and applicable interest was repaid in cash.

In April and May 2005 the Company completed private placements selling 20,461,000 shares of common stock to accredited investors at a price of $0.50 per share. The Company received gross proceeds of $10,230,500. As part of the closing of the private placements the Company issued five-year warrants to purchase a total of 2,557,625 shares of common stock at an exercise price of $0.75 per share and 2,557,625 shares of common stock at an exercise price of $1.00 per share. The warrants are exercisable in whole or part until May 5, 2010.

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

In connection with the closing of the Merger on April 6, 2005, the Company issued five-year warrants to Duncan Capital, LLC as partial compensation for its advisory services relating to the merger. These reverse merger warrants are exercisable in whole or in part, at an exercise price of $0.01 per share, before April 6, 2010 for up to 1,979,630 shares of common stock.

On March 17, 2006, the Company issued a call notice to all holders of the common stock purchase warrants ($0.75 exercise price) issued in the April 6, 2005 and May 5, 2005 private placements. Section 3(c) of the warrants permit the Company to call for cancellation all or a part of the unexercised portion of the warrants upon the occurrence of certain events. The events required are (i) an effective registration statement registering the resale of the shares of common stock underlying the warrants, (ii) the closing bid price of the common stock for each of the ten (10) consecutive trading days equals or exceeds $0.9375 and
(iii) the average daily trading volume of the common stock for such ten (10) days period equals or exceeds 100,000 shares. As of March 16, 2006, each of the foregoing events had occurred. The holders of these warrants have until April 10, 2006 to exercise all or a portion of the unexercised portion of such warrants, and any such warrants not so exercised will automatically be canceled on that date. As of March 31, 2006, warrant holders exercised warrants representing 1,085,625 shares, for which the Company received $844,687.50. As of April 10, 2006, warrant holders exercised warrants to purchase an additional 1,585,437 shares at an exercise price of $0.75 and $1.00, for which the Company received $1,202,594. Certain warrant holders exercised warrants to purchase shares of common stock at an exercise price of $1.00 per share. As of April 10, 2006, warrants to purchase a total of 2,671,062 shares were exercised, whereby the Company received $2,047,281.

NOTE 7.  COMMITMENTS AND CONTINGENCIES:

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Merrill Lynch Bank USA has issued a Letter of Credit to the Company, in the approximate aggregate amount of $381,000, to secure the Company's lease of laboratory equipment. The Company collateralized the Letter of Credit with a cash deposit in the approximate amount of $381,000.

NOTE 8.  SUBSEQUENT EVENTS:

Appointment of New Member of the Board of Directors:

On March 15, 2006, the Company announced that it had increased the size of the Board of Directors to seven (7) directors and that Frances W. Preston had been appointed by the Board of Directors to fill one of the newly created directorships. On April 12, 2006, the Company announced that Brooks A. Corbin had been appointed by the Board of Directors to fill the remaining newly created directorship.

Emeryville Lab/Office lease Amendment:

On May 5, 2006, the Company executed an amendment to the lease agreement for the office and lab occupied in Emeryville California. The lease agreement amendment adds an additional 6,135 square feet to the existing lab and office space. In addition, the amendment extends the original lease for an additional four years from the Completion Date, which is expected to be August 31, 2006. The Company is projected to pay an additional $18,600 per month for the additional lab and office space.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Discussion and Analysis should be read in conjunction with our audited financial statements and accompanying footnotes included in our Annual Report on Form 10-KSB for the period ending December 31, 2005.

This section contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including those identified in our most recently filed Annual Report Form 10-KSB, and our registration statement on Form SB-2 and those described elsewhere is this Report under the heading "Risk Factors" that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements.

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

Since our future business will be that of Bionovo Biopharmaceuticals only, the information in this quarterly report is that of Bionovo Biopharmaceuticals as if Bionovo Biopharmaceuticals had been the registrant for all the periods presented in this quarterly report. Management's Discussion and Analysis or Plan of Operation and the audited consolidated financial statements presented in this quarterly report include those of Bionovo Biopharmaceuticals prior to the reverse merger, as these provide the most relevant information for us on a continuing basis.

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

The biopharmaceutical industry is attempting to develop more specific and targeted therapies in the attempt to treat conditions and diseases. This effort has led to various trends in the industry that received large infrastructure as well as research and development capital investments in the past 15 years. These trends include rational drug design, combinatorial chemistry, structural drug design, antisense drugs, protein drugs, monoclonal antibodies among others. Although some successes can be named, most trends failed to produce significant numbers of drugs and more so, drugs that are very safe and very effective.

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

Since our inception, we have funded our operations primarily through proceeds of $500,000 from the private placement of convertible debt in September 2004, proceeds of $10.2 million from private placements of common stock and warrants in April and May 2005, and $2,047,281from warrants exercised in March and April 2006.

Most of our efforts to date have been to discover and develop our pipeline of product candidates, to develop our product platform and to seek or obtain patents for our intellectual property. Research and development expenditures through March 31, 2006 were related primarily to the development of our lead product candidates MF101 and BZL101, and to filing patent applications on our inventions.

We have generated insignificant revenues to date, and therefore can draw no conclusions regarding the seasonality of our business.

Our financial statements included elsewhere in this quarterly report have been prepared assuming that we will continue as a going concern. We are currently a development-stage enterprise and, as such, our continued existence is dependent upon debt and equity financing from outside investors. We have yet to generate a positive internal cash flow and until meaningful sales of our product begin, we are totally dependent upon debt and equity funding. So far we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements, but there can be no assurance that we will be able to continue to do so. Moreover, there is no assurance that if and when FDA premarket approval is obtained for one or more of our drug candidates, that the drugs will achieve market acceptance or that we will achieve a profitable level of operations. Our financial statements included elsewhere in this quarterly report do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Research and Development Activities

Included in research and development expenses are the following activities and related expenses: basic research and preclinical expense, clinical trials and drug development expense. During the first three months ended March 31, 2006, we incurred research and development expenses of $745,288. During the fiscal years ended December 31, 2005 and December 31, 2004, we incurred research and development expenses of $1,535,534 and $275,600, respectively. We further expect that research and development expenses will increase over the coming months as we continue development of our drugs.

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

Clinical Development Strategy and Ongoing Clinical Programs

Our research and development costs from 2002 to March 31, 2006 have principally related to our clinical development of MF101, BZL101, and to a lesser degree AA102, and VG101.

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

During 2004, we also completed a Phase I clinical trial of BZL101. We have recently submitted our Phase I report to the FDA summarizing the results of the trial. We are in the process of preparing an IND application for a Phase II trial of BZL101 and, assuming FDA approval, project to begin such trial in September 2006, provided we secure sufficient funding for this next phase of clinical testing.

AA102, is an anticancer agent and VG101, is an intra-vaginal gel for the treatment of postmenopausal vaginal dryness. Assuming approval of the IND submissions for these drugs, Phase I clinical trials are expected to commence in December 2006 and October 2006, respectively, provided we secure sufficient funding for the trials.

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


Drug                        Phase I                                  Phase II                              Phase III
                             # of                                      # of                                   # of
                Cost       Patients       Timing        Cost         Patients      Timing        Cost       Patients       Timing
            ------------   ----------    ---------- ------------    ----------   ---------- ------------  -----------    ----------
MF101                  0            0     Completed $       3.5M           180   Q1 2006 to $       9.5M          480    Q4 2007 to
                                                                                    Q2 2007                                 Q3 2009
BZL101                 0            0     Completed         5.5M           100   Q3 2006 to          17M          480    Q3 2008 to
                                                    $                               Q1 2008 $                               Q2 2010
AA102       $       1.1M           25    Q4 2006 to Advancing AA102 to Phase II trials will be based on the results of the Phase I
                                            Q1 2008 trial and receipt of necessary funding.
VG101       $       1.5M           25    Q4 2006 to Advancing VG101 to Phase II trials will be based on the results of the Phase I
                                            Q1 2008 trial and receipt of necessary funding.

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

Prior to March 31, 2006, we did not specifically identify all external clinical trial and drug development expenses by program. By December 2006, we plan to report external clinical trial and drug development expenses by program.

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

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to clinical trial accruals, income taxes (including the valuation allowance for deferred tax assets), restructuring costs and stock-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions

Changes in 2006

On January 1, 2006, Bionovo adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to the adoption of SFAS 123(R), Bionovo accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, which had been allowed under the original provisions of Statement 123, no stock compensation expense had been recognized in Bionovo's statement of operations as the exercise price of Bionovo's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements to report for the three months ended March 31, 2006 or the three months ended March 31, 2005. We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Results of Operations

Comparison of Three Months Ended March 31, 2006 and March 31, 2005

Revenues. Revenue of $3,750 for the three months ended March 31, 2006, was the same as compared to revenue of $3,750 for the three months ended March 31, 2005. Revenue for both periods is the result of the licensing and technology transfer agreement with a Taiwan biotech corporation. We do not expect our revenues to have a material impact on our financial results during the remainder of 2006.

Research and Development. Research and development expenses increased by $617,235 to $745,288 for the three months ended March 31, 2006, as compared to expenses of $128,053 for the three months ended March 31, 2005. The increase is directly related to advancing the development of our drug candidates. All costs currently incurred in the research and development of drugs for cancer and women's health were expensed as incurred.

Effective January 1, 2006, we adopted SFAS No. 123(R). SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For the three months ended March 31, 2006, we recognized $92,909 in stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in research and development expenses.

General and Administrative. General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $211,098 to $340,456, for the three months ended March 31, 2006, as compared to $129,358 for three months ended March 31, 2005. The increase for the current year was primarily due to an increase in legal and accounting expenses, in addition to an increase in business activities related to supporting the development of our company.

Effective January 1, 2006, we adopted SFAS No. 123(R). SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For the three months ended March 31, 2006, we recognized $55,110 in stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in general and administrative expenses.

Merger cost. Merger cost is directly related to the reverse merger that was completed in 2005, and warrants issued to an advisor for services rendered in connection with the reverse merger. Payment was made via a grant of warrants. The cost associated is related to warrants issued for services performed by the advisor relating to the merger that took place in March 2005. Merger cost was $0 for the three months ended March 31, 2006, as compared to $975,000 for three months ended March 31, 2005.

Sales and Marketing. Sales and marketing expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. Sales and marketing expenses increased by $92,247 to $92,562 for the three months ended March 31, 2006, as compared to $315 for the three months ended March 31, 2005. The increase relates to improving our public relations, website improvements, and attendance at a variety of industry tradeshows and conventions. We expect to have limited sales and marketing expenses for the foreseeable future.

Stock compensation expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based awards made to our employees and directors including employee stock options and employee stock purchases based on estimated fair values.

We use the Black-Scholes pricing model in our determination of the compensation expense associated with share-based awards. Our determination of estimated fair value of share-based awards is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. The use of an option pricing model requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected life of options.

Our computation of expected volatility is based on a combination of historical and estimated stock price volatility consistent with SFAS 123(R) and SAB 107. Prior to the first quarter of fiscal 2006, we had determined our expected stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The selection of our volatility approach was based upon our assessment that a mix of historical and expected volatility is more representative of future stock price trends than historical volatility.

The risk-free interest rate assumption is based upon U.S. Treasury bond rates appropriate for the term of our employee stock options. The dividend yield assumption is based on management's expectation of no dividend payouts in the near future.

The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the average of the vesting term and the full term of the options.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Other Income (Expense). Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Net interest income increased by $60,340 to $60,370 for the three months ended March 31, 2006, as compared to $30 for the three months ended March 31, 2005. The increase relates to an increase in the average balance of invested cash and short-term investments. Interest expense on convertible notes decreased by $21,850 to $0 for the three months ended March 31, 2006, as compared to $21,850 for the three months ended March 31, 2005. Interest expense recorded as amortization on convertible notes is directly related to convertible notes payable issued on September 30, 2004, the majority of which were converted to equity on April 6, 2005. Interest expense decreased by $1,720 to $5,287 for the three months ended March 31, 2006, as compared to $7,007 for the three months ended March 31, 2005. For the three months ended March 31, 2006, interest expense is directly related to equipment lease agreements. For the three months ended March 31, 2005, interest expense is directly related to interest expensed during the period for the convertible notes payable issued on September 30, 2004, the majority of which were converted to equity on April 6, 2005.

We are a development stage enterprise and none of our products have received FDA approval. Accordingly, we will have limited revenue for at least the next 18 months, except for the current licensing arrangement with a Taiwan biotech company, and any others that we enter into. We expect to increase research and development expenses as we conduct FDA type clinical trials for our drug product candidates. Associated with these clinical trials, general and administrative support expenses will increase. Sales and marketing expenses will be minimal until our drug products clinical trials are completed, and approval from the FDA has been received.

Liquidity and Capital Resources

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents, short-term and long-term investments in marketable debt securities and restricted cash.

At March 31, 2006 our cash and cash equivalents and short-term securities were equal to $3,626,788 and $2,641,244, respectively. Our principal cash requirements are for research and development, operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of operations. Our primary source of cash during the three month period ended March 31, 2006 was from the capital received pursuant to exercise of warrants that were issued in the April and May 2005 private placements of our common stock, as described below.

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

On March 17, 2006, we issued a call notice to all holders of the common stock purchase warrants ($0.75 exercise price) issued in the April 6, 2005 and May 5, 2005 private placements. Section 3(c) of the warrants permit us to call for cancellation all or a part of the unexercised portion of the warrants upon the occurrence of certain events. The events required are (i) an effective registration statement registering the resale of the shares of common stock underlying the warrants, (ii) the closing bid price of the common stock for each of the ten (10) consecutive trading days equals or exceeds $0.9375 and (iii) the average daily trading volume of the common stock for such ten (10) days period equals or exceeds 100,000 shares. As of March 16, 2006, each of the foregoing events had occurred. The holders of these warrants have until April 10, 2006 to exercise all or a portion of the unexercised portion of such warrants, and any such warrants not so exercised will automatically be canceled on that date. As of March 31, 2006, warrant holders exercised warrants representing 1,085,625 shares, for which we received $844,687.50. Certain warrant holders exercised warrants to purchase shares of common stock at an exercise price of $1.00 per share. As of April 10, 2006, warrant holders exercised warrants to purchase an additional 1,585,437 shares at an exercise price of $0.75 and $1.00, for which we received $1,202,594. Certain warrant holders exercised warrants to purchase shares of common stock at an exercise price of $1.00 per share. As of April 10, 2006, warrants to purchase a total of 2,671,062 shares were exercised, whereby we received $2,047,281.

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

We have incurred $5.4 million in cumulative net losses from our inception in 2002, and we expect losses to continue for the next several years. Our net loss for the three month period ended March 31, 2006 was $1,121,073. Our net loss for the fiscal year ended December 31, 2005 was $3.6 million, and for the fiscal year ended December 31, 2004 was $0.5 million. To date, we have only recognized revenues from a technology license and we do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none has been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including MF101 and BZL101, advance our other anti-cancer and women's health product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and eventually engage in commercialization activities in anticipation of potential FDA approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline and we may not be able to continue as a going concern.

      Our independent public accounting firm included a "going concern" explanatory paragraph in its audit report included in the annual report for the year ended December 31, 2005 raising doubt about our ability to continue as a going concern.

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

Our officers, directors and principal stockholders control approximately 43% of our currently outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

      We are exposed to the impact of interest rate changes and changes in the market values of our investments.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers that, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Item 3. Controls And Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e) . Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control over Financial Reporting.

During the period covered by this Quarterly Report on Form 10-QSB, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Given the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, which we may have detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Further, the design of a control system must reflect the fact that there are resource constraints, and that benefits of controls must be considered relative to their costs. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number                                  Description
-----------  -------------------------------------------------------------------
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

                                  BIONOVO, INC.


Date: May 15, 2006
                                   /s/ Isaac Cohen
                                   ---------------------------------------------
                                          Isaac Cohen, Chief Executive
                                              Officer and President
                                          (Principal Executive Officer)


                                   /s/ James P. Stapleton
                                   ---------------------------------------------
                                   James P. Stapleton, Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                               Accounting Officer)