Form 10QSB
period 2006-06-30
BIONOVO INC
filed 2006-08-04
CIK 1203957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        |X| Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). |_| Yes |X| No

State the number of shares outstanding of each of the issuer's classes of common stock: 51,190,874 shares of $0.001 par value Common Stock outstanding as of the date of this filing.

Transitional Small Business Disclosure Format (check one): Yes |_| No [X]

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
                                                                            Page
Item 1.  Financial Statements (Unaudited)                                   ----
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheet (Unaudited).........................     3
Condensed Consolidated Statements of Operations (Unaudited)..............     4
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)..............................................................     5
Condensed Consolidated Statements of Cash Flows (Unaudited)..............     6
Notes to Condensed Consolidated Financial Statements (Unaudited).........     7
Item 2.  Management's Discussion and Analysis or Plan of Operations......    17
Item 3.  Controls and Procedures.........................................    34

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...............................................    34
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....    34
Item 3.  Defaults Upon Senior Securities.................................    34
Item 4.  Submission of Matters to a Vote of Securities Holders...........    34
Item 5.  Other Information...............................................    34
Item 6.  Exhibits........................................................    35

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.) (A Development Stage Company)
Condensed Consolidated Balance Sheets (Unaudited)

                                                                      June 30,
                                                                        2006
                                                                    -----------
Assets
Current assets:
  Cash and cash equivalents                                         $ 4,342,816
  Short-term securities                                               1,762,002
  Due from officers                                                       1,796
  Prepaid expenses and other current assets                             102,269
                                                                    -----------
         Total current assets                                         6,208,883
Property and equipment,
  net of accumulated depreciation                                     1,402,398
Other assets:
  Deferred loan costs, net of accumulated amortization                       --
  Intangible assets - patent pending, net of amortization                53,336
                                                                    -----------
Total assets                                                        $ 7,664,617
                                                                    ===========
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable and accrued expenses                             $   454,999
  Current portion leases                                                271,528
  Deferred revenue                                                       15,000
  Convertible notes payable                                                  --
                                                                    -----------
         Total current liabilities                                      741,527
                                                                    -----------
Long term portion leases                                                457,705
Deferred revenue                                                         95,000
                                                                    -----------
  Total Liabilities                                                   1,294,232
Stockholders' Deficit:
  Common stock, $0.0001 par value
  Authorized shares - 100,000,000, issued and outstanding
    51,103,374                                                            5,111
  Additional paid-in capital                                         13,008,633
  Deferred Compensation                                                 (64,118)
  Deficit accumulated during development stage                       (6,579,241)
                                                                    -----------
         Total stockholders' equity (deficit)                         6,370,385
                                                                    -----------
Total liabilities and stockholders' deficit                         $ 7,664,617
                                                                    ===========

The accompanying notes form an integral part of the condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.) (A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)

                                                                                                            Accumulated
                                                                                                               from
                                                                                                             February
                                                                                                              1, 2002
                                                Three months    Three months    Six months    Six months      (Date of
                                                   ended           ended          ended         ended        Inception)
                                                  June 30,        June 30,       June 30,      June 30,      to June
                                                    2006            2005           2006          2005         30, 2006
                                               -------------   -------------   -----------   ------------   ------------
Revenue                                        $      3,750    $       3,750   $     7,500   $      7,500   $     70,240
Cost of sales                                            --               --            --             --             --
                                               ------------    -------------   -----------   ------------   ------------
Gross Profit                                          3,750            3,750         7,500          7,500         70,240
                                               ------------    -------------   -----------   ------------   ------------
Operating expenses:
  Research and development                          901,519          228,601     1,646,806        356,654      3,480,120
  General and administrative                        317,749          418,842       658,206        548,200      1,953,003
  Merger cost                                            --          989,065            --      1,964,065      1,964,065
  Sales and marketing                                73,906            3,725       166,468          4,040        240,704
                                               ------------    -------------   -----------   ------------   ------------
          Total operating expenses                1,293,174        1,640,233     2,471,480      2,872,959      7,637,892
                                               ------------    -------------   -----------   ------------   ------------
Loss from operations                             (1,289,424)      (1,636,483)   (2,463,980)    (2,865,459)    (7,567,652)
                                               ------------    -------------   -----------   ------------   ------------
Other income (expense):
Change in fair value of warrant liability                --      (10,439,380)           --    (10,439,380)       831,288
Interest expense recorded as amortization on
  convertible notes                                      --          (94,343)           --       (116,193)            --
  Unrealized loss on short term securities               --               --            --             --         (2,259)
  Interest expense                                   (8,296)              --       (13,583)        (7,007)      (116,664)
  Interest income                                    70,719           37,761       131,089         37,791        280,046
                                               ------------    -------------   -----------   ------------   ------------
          Total other income (expense)               62,423      (10,495,962)      117,506    (10,524,789)       992,411
                                               ------------    -------------   -----------   ------------   ------------
Income (loss) before income
  taxes                                          (1,227,001)     (12,132,445)   (2,346,474)   (13,390,248)    (6,575,241)
Provision for income taxes                               --               --        (1,600)            --         (4,000)
                                               ------------    -------------   -----------   ------------   ------------
Net (loss)                                     $ (1,227,001)   $ (12,132,445)  $(2,348,074)  $(13,390,248)  $ (6,579,241)
                                               ============    =============   ===========   ============   ============
Net (loss) per share basic and diluted         $      (0.02)   $       (0.28)  $     (0.05)  $      (0.39)  $      (0.13)
                                               ============    =============   ===========   ============   ============
Weighted average shares outstanding basic
  and diluted                                    50,579,311       43,320,089    48,595,083     33,912,310     50,579,311
                                               ------------    -------------   -----------   ------------   ------------

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited) Inception through June 30, 2006

                                                                                                           Accumulated
                                                               Common Stock                                  Deficit
                                                          ---------------------- Additional    Deferred       During
                                                           Number of              Paid-In        Stock     Development
                                                            Shares     Amount     Capital    Compensation     Stage         Total
                                                          ----------  --------  -----------  ------------  -----------  -----------
Balance at inception (February 1, 2002) - Adjusted
  to reflect effect of stock splits on June 17, 2004
   and March 4, 2004 and reverse merger on April 6, 2005  20,400,000   $2,040   $    (2,040)   $     --    $        --  $        --
                                                          ----------   ------   -----------    --------    -----------  -----------
Balance, December 31, 2002                                20,400,000    2,040        (2,040)         --             --           --
Net loss                                                          --       --            --          --        (55,682)     (55,682)
                                                          ----------   ------   -----------    --------    -----------  -----------
Balance, December 31, 2003                                20,400,000    2,040        (2,040)         --        (55,682)     (55,682)
Noncash compensation
  expense for options issued                                      --       --        30,000          --             --       30,000
Net loss                                                          --       --            --          --       (537,948)    (537,948)
                                                          ----------   ------   -----------    --------    -----------  -----------
Balance, December 31, 2004                                20,400,000    2,040        27,960                   (593,630)    (563,630)
Issuance of shares for reverse merger                      4,000,000      400          (400)
Issuance of common stock for funds received by private
  placement net of financing cost                         20,461,000    2,046     9,930,370          --             --    9,932,416
Issuance of common stock for conversion on notes payable   1,251,448      125       461,697          --             --      461,822
Amortization of deferred stock compensation (unaudited)           --       --        16,472      (8,236)            --        8,236
Net loss                                                          --       --            --          --     (3,637,537)  (3,637,537)
                                                          ----------   ------   -----------    --------    -----------  -----------
Balance, December 31, 2005                                46,112,448   $4,611   $10,436,099    $ (8,236)   $(4,231,167) $ 6,201,307
                                                          ----------   ------   -----------    --------    -----------  -----------
Issuance of common stock for exercise of warrants
  (unaudited)                                              3,065,255      307       864,177          --             --      864,484
Issuance of common stock for services (unaudited)            200,000       20       164,980          --             --      165,000
Amortization of deferred stock compensation (unaudited)                                         (77,941)                    (77,941)
Stock option expense related to 123R                                                148,019                                 148,019
Net loss (unaudited)                                              --       --            --          --     (1,121,073)  (1,121,073)
                                                          ----------   ------   -----------    --------    -----------  -----------
Balance, March 31, 2006 (unaudited)                       49,377,703   $4,938   $11,613,275    $(86,177)   $(5,352,240) $ 6,179,796
                                                          ----------   ------   -----------    --------    -----------  -----------
Issuance of common stock for exercise of warrants
  (unaudited)                                              1,725,671      173     1,257,851                               1,258,024
Issuance of common stock for services (unaudited)                 --       --            --                                      --
Amortization of deferred stock compensation (unaudited)                                          22,059                      22,059
Stock option expense related to 123R                                                137,507                                 137,507
Net loss (unaudited)                                              --       --            --          --     (1,227,001)  (1,227,001)
                                                          ----------   ------   -----------    --------    -----------  -----------
Balance, June 30, 2006 (unaudited)                        51,103,374   $5,111   $13,008,633    $(64,118)   $(6,579,241) $ 6,370,385
                                                          ==========   ======   ===========    ========    ===========  ===========

The accompanying notes form an integral part of the condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.) (A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                  Six months ended          Accumulated from
                                                                       June 30,             February 1, 2002
                                                             --------------------------   (Date of Inception)
                                                                 2006          2005         to June 30, 2006
                                                             -----------   ------------   -------------------
Cash flows provided by (used for) operating
  activities:
  Net loss                                                   $(2,348,074)  $(13,390,248)      $(6,579,241)
                                                             -----------   ------------       -----------
  Adjustments to reconcile net loss
    to net cash provided by (used for)
    operating activities:
      Noncash compensation expense for warrants issued                --      1,964,065         1,964,065
      Noncash compensation expense for options issued            285,525             --            30,000
      Option grant expense recognized on restricted stock        109,118             --           109,118
      Amortization of note discount                                   --        116,193           139,085
      Amortization of deferred stock compensation                  4,118          4,118            12,354
      Change in fair value of warrant liability                       --     10,439,380          (831,288)
      Amortization of intangible assets                            1,833             --             2,875
      Depreciation                                                80,036          2,870           108,135
      Unrealized loss on short term securities                     2,155             --             4,414
      Purchases of trading securities - inflows               (2,657,771)            --        (6,047,425)
      Proceeds of securities of - outflows                     2,794,338             --         4,324,338
  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Prepaid expenses                                           (47,343)       (13,261)         (102,269)
                                                                      --                               --
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                      111,997         61,217           437,564
      Deferred revenue                                            (7,500)        (7,500)          110,000
      Accrued pension payable                                    (84,000)            --                --
                                                             -----------   ------------       -----------
      Total adjustments                                          592,506     12,567,082           546,491
                                                             -----------   ------------       -----------
      Net cash provided by (used for) operating activities    (1,755,568)      (823,166)       (6,032,750)
                                                             -----------   ------------       -----------
Cash flows used for investing activities:
  Acquisition of intangible assets                               (27,494)            --           (38,758)
  Acquisition of fixed assets                                   (327,841)        (8,632)         (560,920)
  Advance to officers                                                 --             --            (1,796)
                                                             -----------   ------------       -----------
    Net cash used for investing activities                      (355,335)        (8,632)         (601,474)
                                                             -----------   ------------       -----------
Cash flows provided by financing activities:
  Payments under capital lease obligations                      (237,391)            --          (237,391)
  Proceeds from issuance of common stock and warrants
    net of financing cost                                      2,102,710      8,749,122        10,851,832
  Proceeds from issuance of common stock                              --             --           500,000
  Payments on convertible notes payable                               --        (50,000)          (50,000)
  Payments for financing costs for convertible notes                  --             --           (87,401)
                                                             -----------   ------------       -----------
    Net cash provided by financing activities                  1,865,319      8,699,122        10,977,040
                                                             -----------   ------------       -----------
Net increase (decrease) in cash                                 (245,584)      7,867,324         4,342,816
Cash, beginning of year                                        4,588,400        196,013                --
                                                             -----------   ------------       -----------
Cash, end of period                                          $ 4,342,816   $  8,063,337       $ 4,342,816
                                                             ===========   ============       ===========
Supplemental disclosure of cash flow
  information:
    Interest paid                                            $        --   $         --       $        --
                                                             ===========   ============       ===========
    Income taxes paid                                        $        --   $         --       $     2,400
                                                             ===========   ============       ===========
Supplemental disclosure of noncash investing
  and financing activities-
    Noncash warrant expense for warrants issued              $        --   $         --       $ 1,994,065
                                                             ===========   ============       ===========
    Adjustment in warrant liability                          $        --   $         --       $        --
                                                             ===========   ============       ===========
    Conversion of notes payable to common stock              $        --   $         --       $   450,000
                                                             ===========   ============       ===========
    Assets acquired under capital lease                      $   593,015   $         --       $   593,015
                                                             ===========   ============       ===========
    Stock based compensation                                 $   394,463   $         --       $   394,463
                                                             ===========   ============       ===========
    Conversion of accrued interest payable                   $        --   $         --       $    11,697
                                                             ===========   ============       ===========
    Issuance of common stock with reverse merger             $        --   $         --       $     4,000
                                                             ===========   ============       ===========

The accompanying notes form an integral part of the condensed consolidated financial statements.

       Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
                          (A Development Stage Company)

        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS AND BASIS OF PRESENTATION

Bionovo, Inc. ("Bionovo" or the "Company") is a drug discovery and development company focusing on cancer and women's health. Currently, the Company is conducting research and development activity which integrates scientific discoveries with natural and tradition substances used in traditional East Asian medicine. The Company is developing drugs to treat breast, ovarian and pancreatic cancers, and for menopause.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of Bionovo, Inc. (the "Company") for the fiscal years ended December 31, 2005 and 2004 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2006, and the results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Basis of Consolidation:

The consolidated financial statements include the accounts of Bionovo, Inc. and its wholly owned subsidiaries Bionovo Biopharmaceuticals Inc. All significant intercompany balances and transactions have been eliminated.

Formation of the Company:

Bionovo was incorporated in Nevada on January 29, 1998, and subsequently reincorporated in the State of Delaware on January 29, 2005. On April 6, 2005, Bionovo (then known as Lighten Up Enterprises International, Inc.) acquired all the outstanding shares of Bionovo Biopharmaceuticals, Inc. ("BIOPHARMA"), in exchange for 42,112,448 restricted shares of its common stock in a reverse triangular merger (the "Merger"). The acquisition has been accounted for as a reverse merger (recapitalization) with BIOPHARMA deemed to be the accounting acquirer. Accordingly, the historical financial information presented herein are those of BIOPHARMA, as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value, and those of Bionovo (the legal acquirer) since the Merger. The retained earnings of the accounting acquirer have been carried forward after the acquisition and BIOPHARMA's basis of its assets and liabilities were carried over in the recapitalization. Operations prior to the Merger are those of the accounting acquirer.

For purposes of these financial statements, references to the "Company" shall mean Bionovo Inc., and its wholly owned legal subsidiary BIOPHARMA.

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

The Company is a development stage entity and is primarily engaged in the development of pharmaceuticals (integration of scientific discoveries with natural substances used in traditional East Asian medicine) to treat cancer and women's health. The initial focus of the Company's research and development efforts will be the generation of products for the treatment of breast, ovarian and pancreatic cancers and to alleviate the symptoms of menopause. The production and marketing of the Company's products and its ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the Food and Drug Administration (FDA) under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

       Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
                          (A Development Stage Company)

        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in Bionovo's significant accounting policies during the three and six months ended June 30, 2006 as compared to what was previously disclosed in Bionovo's Annual Report on 10-KSB for the year ended December 31, 2005, except for the adoption of SFAS No. 123 (revised 2004) as discussed in this quarterly report.

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

Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of June 30, 2006, the Company maintains its cash and cash equivalents with a major investment firm and a major bank.

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

       Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
                          (A Development Stage Company)

        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

STOCK-BASED COMPENSATION

Prior to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), Bionovo accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of Statement 123, no stock compensation expense had been recognized in Bionovo statement of operations as the exercise price of Bionovo stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. On January 1, 2006, Bionovo adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes Bionovo's previous accounting for share-based awards under APB 25 for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). Bionovo has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Bionovo adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning of Bionovo's current year. Bionovo's financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, Bionovo's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock compensation expense recognized during the periods are based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in Bionovo's statement of operations for 2006 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense during the current period also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Bionovo's pro forma information required under SFAS 123 for the periods prior to 2006, forfeitures were estimated and factored into the expected term of the options.

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

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                                   Period Ended June 30,
                                                  ----------------------
                                                     2006        2005
                                                  ---------   ----------
Options to purchase common stock                  2,772,254    1,637,254
Options to purchase common stock - Outside plan     103,212      103,212
Warrants to purchase common stock                 5,066,098    9,919,416
                                                  ---------   ----------
Potential equivalent shares excluded              7,941,564   11,659,882
                                                  =========   ==========

Intangible assets - Patent Costs:

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. The Company has capitalized $53,336 in patent licensing costs as of June 30, 2006. Amortization expense charged to operations for the three months ended June 30, 2006 and 2005 was $979 and $0, respectively. Amortization expense charged to operations for the six months ended June 30, 2006 and 2005 was $1,833 and $0, respectively.

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three and six months ended June 30, 2006 and 2005, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

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

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

NOTE 2. LIQUIDITY:

The Company has sustained recurring losses and negative cash flows from operations. Historically, the Company's growth has been funded through a combination of private equity, debt, and lease financing. As of June 30, 2006, the Company had approximately $4,342,816 of unrestricted cash and $1,762,002in short-term securities. During the three and six months ended June 30, 2006, the Company obtained additional financing through the exercise of warrants. The Company believes that, as a result of this, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. However, the Company has experienced and continues to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment.

For the three and six month periods ended June 30, 2006, revenues of $3,750 and $7,500 respectfully, were from a license agreement. The Company has no significant operating history and, from February 1, 2002, (inception) to June 30, 2006, has generated a net loss of $6,571,241. The accompanying financial statements for the three and six month periods ended June 30, 2006, have been prepared assuming the Company will continue as a going concern. During 2006, management intends to seek additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

       Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
                          (A Development Stage Company)

        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. SHARE-BASED COMPENSATION (CONTINUED):

General Option Information

The following is a summary of changes to outstanding stock options during the three and six months ended June 30, 2006:

                                                    Weighted   Weighted Average
                                        Number of    Average       Remaining       Aggregate
                                          Share     Exercise      Contractual      Intrinsic
                                         Options      Price          Term            Value
                                        ---------   --------   ----------------   ----------
Outstanding at December 31, 2005        2,772,254     $0.69           8.94        $1,836,474
  Granted                                      --        --             --                --
  Exercised                                    --        --             --                --
  Forfeited or expired                         --        --             --                --
                                        ---------     -----          -----        ----------
Outstanding at March  31, 2006          2,772,254      0.69           8.64         1,836,474
                                        ---------     -----          -----        ----------
Vested and expected to vest
  at March 31, 2006                     2,772,254     $0.69           8.64        $1,836,474
                                        ---------     -----          -----        ----------
Options exercisable at March 31, 2006   1,529,339      0.23           8.64         1,437,466
                                        ---------     -----          -----        ----------
Outstanding at March 31, 2005           2,772,254     $0.69          $8.64        $1,836,474
  Granted                                      --        --             --                --
  Exercised                                    --        --             --                --
  Forfeited or expired                         --        --             --                --
                                        ---------     -----          -----        ----------
Outstanding at June 30, 2006            2,772,254      0.68           8.34        $4,629,500
                                        ---------     -----          -----        ----------
Vested and expected to vest
  at June  30, 2006                     2,772,254      0.68           8.34        $4,629,500
                                        ---------     -----          -----        ----------
Options exercisable at June 30, 2006    1,620,466     $0.51          $8.34        $2,442,779
                                        ---------     -----          -----        ----------

At June 30, 2006, there were 3,724,534 shares available for grant under the employee stock option plan.

The table below presents information related to stock option activity for the three and six month period ended June 30, 2006 and 2005 (in thousands):

                                  Three months ended   Six months ended
                                        June 30             June 30
                                  ------------------   ----------------
                                      2006   2005         2006   2005
                                      ----   ----         ----   ----
Total intrinsic value of stock
  options exercised                    $--    $--          $--   $--
Cash received from stock option
  exercises                            $--    $--          $--   $--
Gross income tax benefit from
  the exercise of stock options        $--    $--          $--   $--

The aggregate intrinsic value of $4,429,500 as of June 30, 2006 is based on Bionovo's closing stock price of $1.61 on that date and represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended June 30, 2006 was nil as no options were exercised. The total number of in-the-money options exercisable as of June 30, 2006 was $2,442,779.

As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $589,436. That cost is expected to be recognized over a weighted-average period of 1.5 years.

       Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
                          (A Development Stage Company)

        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. SHARE-BASED COMPENSATION (CONTINUED):

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation under SFAS 123(R) for the three and six months ended June 30, 2006 which was incurred as follows:

                             Three months ended   Six months ended
                                   June 30             June 30
                                    2006                2006
                             ------------------   ----------------
Research and development          $ 50,166            $143,075
General and administrative          87,341             142,451
                                  --------            --------
Stock compensation expense         137,507             285,526

The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2006 and 2005 was $0 and $0.83 per share, respectively, using the Black-Scholes option pricing model, with the following weighted-average assumptions for grants:

The fair values of all stock options granted during the six months ended June 30, 2006 and 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

The weighted-average estimated fair value of stock options granted (based on grant date) during the six months ended June 30, 2006 and 2005 was $0 and $0.83 per share, respectively. No options were granted for the six months ended June 30, 2006

Prior to January 1, 2006, the Company accounted for its stock options, restricted stock and employee stock purchase plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, the difference between the quoted market price as of the date of grant and the contractual purchase price of shares was recognized as compensation expense over the vesting period on a straight-line basis. The Company did not recognize compensation expense in its consolidated financial statements for stock options as the exercise price was not less than 100% of the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" prior to the adoption of SFAS 123R:

       Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
                          (A Development Stage Company)

        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. SHARE-BASED COMPENSATION (CONTINUED):

                                                             Three months ended   Six months ended
                                                                   June 30             June 30
                                                                     2005               2005
                                                             ------------------   ----------------
(In thousands, except per share data) Net loss:
  As reported                                                   $(12,132,445)       $(13,390,248)
  Add: reported stock compensation expense - net of tax
  Less: fair value stock compensation expense - net of tax            (3,742)             (3,742)
                                                                ------------        ------------
  Pro forma                                                     $(12,136,187)       $(13,393,990)
                                                                ============        ============
Reported net loss per share:
  Basic                                                         $       0.28        $       0.39
  Diluted
Pro forma net loss per share:
  Basic                                                         $       0.28        $       0.39
  Diluted

For grants in 2005, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 4.0%; (iii) expected volatility 90.0%; and (iv) an expected life of the stated life of the option for options granted in 2005. The fair value was determined using the Black-Scholes option-pricing model.

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

A summary of restricted stock awards for the three and six months ended June 30, 2006 is as follows:

                                    Number of        Weighted
                                      Shares          Average
                                 (in thousands)   Exercise Price
                                 --------------   --------------
Outstanding, December 31, 2005
Granted                              100,000           $0.80
Forfeited                                 --              --
Exercised                                 --              --
                                     -------           -----
Outstanding, March 31, 2006          100,000           $0.80
                                     =======           =====
Vested at March 31, 2006              25,000           $0.80
                                     =======           =====

Granted                                   --              --
Forfeited                                 --              --
Exercised                                 --              --
                                     -------           -----
Outstanding, June 30, 2006           100,000           $0.80
                                     =======           =====
Vested at June 30, 2006               50,000           $0.80
                                     -------           -----

During the three and six months ended June 30, 2006, all restricted stock awards were granted to non-employees.

       Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
                          (A Development Stage Company)

        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4. LICENSE AGREEMENT:

In 2003, the Company entered into a licensing and technology transfer agreement with a Taiwanese biotech corporation wherein the rights to certain technology restricted to a certain geographic region were transferred to the Taiwanese corporation for a period of 10 years, which will automatically renew for periods of 3 years, unless a 12-month written notice is given by either party to the agreement. The license agreement was for a one-time fee of $150,000 and future royalties based on a percentage of future sales. Additional fees may be earned by the Company in the future for additional clinical work.

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

In connection with the closing of the private placements, on April 6, 2005, the convertible notes resulting from the September 30, 2004 bridge financing of $500,000 were converted into common stock at $0.36 per share or repaid. The aggregate principal amount of the convertible secured notes of $450,000 was converted into a total of 1,251,448 shares of common stock. The remaining $50,000 principal and applicable interest was repaid from the proceeds of the private placements described above.

In connection with the closing of the Merger on April 6, 2005, the Company issued five-year warrants to Duncan Capital, LLC as partial compensation for its advisory services relating to the merger. These reverse merger warrants are exercisable in whole or in part, at an exercise price of $0.01 per share, before April 6, 2010 for up to 1,979,630 shares of common stock. On March 15, 2006, Duncan Capital, LLC exercised the warrant for an aggregate amount of $19,796.30.

On March 17, 2006, the Company issued a call notice to all holders of the common stock purchase warrants ($0.75 exercise price) issued in the April 6, 2005 and May 5, 2005 private placements. Section 3(c) of the warrants permit the Company to call for cancellation all or a part of the unexercised portion of the warrants upon the occurrence of certain events. The events required are (i) an effective registration statement registering the resale of the shares of common stock underlying the warrants, (ii) the closing bid price of the common stock for each of the ten (10) consecutive trading days equals or exceeds $0.9375 and
(iii) the average daily trading volume of the common stock for such ten (10) days period equals or exceeds 100,000 shares. As of March 16, 2006, each of the foregoing events had occurred. The holders of these warrants had until April 10, 2006 to exercise all or a portion of the unexercised portion of such warrants, and any such warrants not so exercised will automatically be canceled on that date. As of March 31, 2006, warrant holders exercised warrants representing 1,085,625 shares, for which the Company received $844,687.50. As of April 10, 2006, warrant holders exercised warrants to purchase an additional 1,585,437 shares at exercise prices of $0.75 and $1.00, for which the Company received $1,202,594. Pursuant to warrants not being exercised by April 10, 2006, warrants representing 62,500 shares exercisable at $0.75 per share, were cancelled. Of the 2,671,062 exercised, warrants exercisable at $0.75 per share represented 2,495,125 shares, while warrants exercisable at $1.00 per share represented 175,937 shares.

In June 2006, certain warrant holder's exercised common stock purchase warrants representing 140,234 shares, for which the Company received $55,429.

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

On May 5, 2006, the Company executed an amendment to the lease agreement for the office and lab occupied in Emeryville California. The lease agreement amendment adds an additional 6,135 square feet to the existing lab and office space. In addition, the amendment extends the original lease for an additional four years from the Completion Date, which is expected to be September 30, 2006. The Company is projected to pay an additional $18,600 per month for the additional lab and office space.

NOTE 8. SUBSEQUENT EVENTS:

Bionovo received $1 million NIH-RO1 grant to study nuclear transport regulation in cancer cells:

On July 12, 2006, the Company announced that it had received notice of grant award from The National Institutes of Health (NIH) to study a novel mechanism of nuclear transport regulation in cancer cells. In connection with this grant, Bionovo will receive $239,625 in each of the next four years. Federal funding of grants may be subject to changes in federal budgets, therefore, Bionovo could receive less than originally awarded.

Option grants:

On July 3, 2006, the Board of Directors issued options for 200,000 shares of common stock to employees and directors with an exercise price of $1.60 (fair market value on July 3, 2006) of which two directors received option grants for 25,000 shares of common stock each.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Discussion and Analysis should be read in conjunction with our audited financial statements and accompanying footnotes included in our Annual Report on Form 10-KSB for the period ending December 31, 2005.

This section contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including those identified in our Quarterly Report on 10-QSB for the three months ended March 31, 2006, our most recently filed Annual Report Form 10-KSB, and our registration statement on Form SB-2 and those described elsewhere is this Report under the heading "Risk Factors" that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements.

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

Since our current and future business will be that of Bionovo Biopharmaceuticals only, the historical information in this quarterly report is that of Bionovo Biopharmaceuticals as if Bionovo Biopharmaceuticals had been the registrant for all the periods presented in this quarterly report. The historical information in the Management's Discussion and Analysis or Plan of Operation and the audited consolidated financial statements presented in this quarterly report include those of Bionovo Biopharmaceuticals prior to the reverse merger, as these provide the most relevant information for us on a continuing basis.

Overview

We are a drug discovery and development company focusing on cancer and women's health. Our focus is on new drugs from botanical sources, as well as new chemical entity (or NCE) drug development. Our goal is to achieve a position of sustainable leadership in the biopharmaceutical industry.

The first steps in attaining this goal are to receive FDA approval for our menopausal drug (MF101) which is intended to alleviate the symptoms of menopause, including hot flashes and night sweats, and our anti-cancer drug (BZL101) intended to treat breast, ovarian, and pancreatic cancers as well as other solid tumors. Both of these product candidates have advanced to clinical trials and are under current development. Our current drug pipeline also includes two drugs that have not yet entered human clinical trials, but for which IND applications are being prepared.

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

Since our inception, we have funded our operations primarily through proceeds of $500,000 from the private placement of convertible debt in September 2004, aggregate proceeds of $10.2 million from private placements of common stock and warrants in April and May 2005, $864,671 from warrants exercised in the first quarter of 2006, and $1,258,023 from warrants exercised in the second quarter of 2006.

Most of our efforts to date have been to discover and develop our pipeline of product candidates, to develop our product platform and to seek or obtain patents for our intellectual property. Research and development expenditures through June 30, 2006 were related primarily to the development of our lead product candidates MF101 and BZL101, and to filing patent applications on our inventions.

We have generated insignificant revenues to date, and therefore can draw no conclusions regarding the seasonality of our business.

Our financial statements included elsewhere in this quarterly report have been prepared assuming that we will continue as a going concern. We are currently a development-stage enterprise and, as such, our continued existence is dependent upon debt and equity financing from outside investors. We have yet to generate a positive internal cash flow and until meaningful sales of our products begin, we are totally dependent upon debt and equity funding. So far we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements, but there can be no assurance that we will be able to continue to do so. Moreover, there is no assurance that if and when FDA premarket approval is obtained for one or more of our drug candidates, that the drugs will achieve market acceptance or that we will achieve a profitable level of operations. Our financial statements included elsewhere in this quarterly report do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Research and Development Activities

Included in research and development expenses are the following activities and related expenses: basic research and preclinical expenses, clinical trials and drug development expenses. During the three months ended June 30, 2006, we incurred research and development expenses of $901,519. During the six months ended June 30, 2006, we incurred research and development expenses of $1,646,806. During the fiscal years ended December 31, 2005 and December 31, 2004, we incurred research and development expenses of $1,535,534 and $275,600, respectively. We further expect that research and development expenses will increase over the coming months as we continue development of our drugs.

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

Most of our product development programs are at an early stage. Accordingly, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at a reasonable cost and with acceptable quality. The lengthy process of seeking FDA approvals requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining regulatory approvals could materially adversely affect our product development efforts. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost or whether we will obtain any approval required by the FDA on a timely basis, if at all.

Clinical Development Strategy and Ongoing Clinical Programs

Our research and development costs from 2002 to June 30, 2006 have principally related to our pre-clinical and clinical development of MF101, BZL101, and to a lesser degree AA102, and VG101.

During 2004, we completed a Phase I trial of MF101. In the trial, we observed no grade III or IV adverse events (as categorized by the National Institutes of Health, National Cancer Institute, Common Toxicity Criteria). Further, we observed that short term use of MF101 showed no adverse effect on hematology, liver and renal function or hormonal status. The most common adverse events observed in the trial were anticipated minor gastrointestinal disturbances. We have entered into commitments with six clinical sites for a Phase II clinical trial under the directorship of Dr. Deborah Grady at the University of California, San Francisco. The Phase II trial commenced in January of 2006.

During 2004, we also completed a Phase I clinical trial of BZL101 for metastatic breast cancer. We have recently submitted our Phase I report to the FDA summarizing the results of the trial. We are in the process of seeking FDA approval for a Phase II trial of BZL101 for metastatic breast cancer and, assuming FDA approval, project to begin such trial in November 2006, provided we secure sufficient funding for this next phase of clinical testing.

Based on preclinical testing, Bionovo is seeking FDA approval for a Phase I/II clinical trial of BZL101 with respect to pancreatic cancer. Subject to FDA approval of Bionovo's IND application once filed and receipt of sufficient funding, Bionovo expects to commence the Phase I/II trial in the next 12 months.

AA102, is an anticancer agent and VG101, is an intra-vaginal cream for the treatment of postmenopausal vulvar and vaginal atrophy (vaginal dryness). Assuming approval of the IND submissions for these drugs, the Phase I/II clinical trial of AA102 is expected to commence in March 2007, and the Phase I trial of VG101 is expected to commence in December 2006, provided we secure sufficient funding for the trials.

The decision to advance each of our four lead product candidates through clinical testing will be based on the results of completed preclinical and clinical studies. A summary of the anticipated dates and estimated expenses associated with the development of these product candidates is shown below. Commencement of the Phase II clinical trial for BZL101, Phase I/II clinical trial for AA102, and Phase I clinical trial for VG101 are subject to the receipt of sufficient funding for such trials. We do not anticipate any revenue from any of our lead product candidates until 2009 at the earliest.

Drug                              Phase I                             Phase II                            Phase III
-----------------   ----------------------------------   ----------------------------------   ---------------------------------
                     Cost   # of Patients     Timing      Cost   # of Patients     Timing     Cost   # of Patients     Timing
                    -----   -------------   ----------   -----   -------------   ----------   ----   -------------   ----------
MF101                   0         0          Completed   $3.5M        180        Q1 2006 to   $40M       1,000       Q4 2007 to
                                                                                    Q2 2007                             Q3 2009

BZL101-Metastatic       0         0          Completed   $5.5M        100        Q4 2006 to   $17M         480       Q4 2008 to
Breast                                                                              Q2 2008                             Q3 2010
Cancer

BZL101-Pancreatic   $2.0M        25         Q2 2007 to   Advancing BZL101 to Phase III trials for pancreatic cancer will be
cancer                                         Q4 2008   based on the results of the Phase I/II trial and receipt of necessary funding.

AA102               $3.5M        60         Q1 2007 to   Advancing AA102 to Phase III trials will be based on the results of
                                               Q3 2008   the Phase I/II trial and receipt of necessary funding.

VG101               $1.5M        25         Q4 2006 to   Advancing VG101 to Phase II trials will be based on the results of the
                                               Q1 2008   Phase I trial and receipt of necessary funding.

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

Prior to June 30, 2006, we did not specifically identify all external clinical trial and drug development expenses by program. By December 2006, we plan to report external clinical trial and drug development expenses by program.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements to report for the six months ended June 30, 2006 or the six months ended June 30, 2005. We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Results of Operations

Comparison of Three Months Ended June 30, 2006 and June 30, 2005

Revenues. Revenue of $3,750 for the three months ended June 30, 2006, was the same as compared to revenue of $3,750 for the three months ended June 30, 2005. Revenue for both periods is the result of the licensing and technology transfer agreement with a Taiwanese biotech corporation. We do not expect our revenues to have a material impact on our financial results during the remainder of 2006.

Research and Development. Research and development expenses were $901,519 and $228,601 for the three months ended June 30, 2006 and 2005, respectively, an increase of $672,918 (294%).The increase is directly related to advancing the development of our drug candidates. All costs currently incurred in the research and development of drugs for cancer and women's health were expensed as incurred.

General and Administrative. General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, were $317,749 and $418,842 for the three months ended June 30, 2006 and 2005, respectively, a decrease of $101,093 (24%). The decrease for the current year was primarily due to a variety of costs incurred in the 2005 period related to the April 2005 reverse merger and related private placement, which were not incurred in the three months ended June 30, 2006.

Effective January 1, 2006, we adopted SFAS No. 123(R), which is discussed further below. SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For the three months ended June 30, 2006, we recognized $50,166 in stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in research and development expenses.

Merger cost. Merger cost is directly related to the reverse merger that was completed in 2005, and warrants issued to an advisor for services rendered in connection with the reverse merger. Payment was made via a grant of warrants. The cost associated is related to warrants issued for services performed by the advisor relating to the merger that took place in March 2005. Merger cost was $0 and $989,065 the three months ended June 30, 2006 and 2005, respectively, a decrease of $989,065 (100%).

Sales and Marketing. Sales and marketing expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. Sales and marketing expenses were $73,906 and $3,725 for the three months ended June 30, 2006 and 2005, respectively, an increase of $70,181 (1,884%). The increase relates to improving our public relations, website improvements, and attendance at a variety of industry tradeshows and conventions. We expect to have limited sales and marketing expenses for the foreseeable future.

Other Income (Expense). Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Net interest income was $70,719 and $37,761 for the three months ended June 30, 2006 and 2005, respectively, an increase of $32,958 (95%). The increase relates to an increase in the average balance of invested cash and short-term investments. Interest expense on convertible notes were $0 and $94,343 for the three months ended June 30, 2006 and 2005, respectively, a decrease of $94,343 (100%),

Interest expense recorded as amortization on convertible notes is directly related to convertible notes payable issued on September 30, 2004, the majority of which were converted to equity on April 6, 2005. Interest expense was $8,296 and $0 for the three months ended June 30, 2006 and 2005, respectively, an increase of $8,296 (100%). For the three months ended June 30, 2006, interest expense is directly related to equipment lease agreements.

Stock compensation expense. On January 1, 2006, we adopted Statement of Financial Accounting Standards No.123 (revised 2004), "Share-Based Payment," (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based awards made to our employees and directors including employee stock options and employee stock purchases based on estimated fair values.

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

We are a development stage enterprise and none of our products have received FDA approval. Accordingly, we will have limited revenue for at least the next 18 months, except for the current licensing arrangement with a Taiwanese biotech company, and any others that we enter into. We expect to increase research and development expenses as we conduct FDA type clinical trials for our drug product candidates. Associated with these clinical trials, general and administrative support expenses will increase. Sales and marketing expenses will be minimal until our drug products clinical trials are completed, and approval from the FDA has been received.

Results of Operations

Comparison of Six Months Ended June 30, 2006 and June 30, 2005

Revenues. Revenue of $3,750 for the six months ended June 30, 2006, was the same as compared to revenue of $3,750 for the six months ended June 30, 2005. Revenue for both periods is the result of the licensing and technology transfer agreement with a Taiwanese biotech corporation. We do not expect our revenues to have a material impact on our financial results during the remainder of 2006.

Research and Development. Research and development expenses were $1,646,806 and $356,654 for the six months ended June 30, 2006 and 2005, respectively, an increase of $1,290,152 (361%). The increase is directly related to advancing the development of our drug candidates. All costs currently incurred in the research and development of drugs for cancer and women's health were expensed as incurred.

General and Administrative. General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, were $658,206 and $548,200 for the six months ended June 30, 2006 and 2005, respectively, an increase of $110,006 (20%). The increase for the current year was primarily due to an increase in legal and accounting expenses, in addition to an increase in business activities related to supporting the development of our company, such as increased rent and payroll expenses.

Effective January 1, 2006, we adopted SFAS No. 123(R). SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For the six months ended June 30, 2006, we recognized $142,451 in stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in general and administrative expenses.

Merger cost. Merger cost is directly related to the reverse merger that was completed in 2005, and warrants issued to an advisor for services rendered in connection with the reverse merger. Payment was made via a grant of warrants. The cost associated is related to warrants issued for services performed by the advisor relating to the merger that took place in March 2005. Merger cost were $0 and $1,964,065 for the six months ended June 30, 2006 and 2005, respectively, a decrease of $1,964,065 (100%).

Sales and Marketing. Sales and marketing expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. Sales and marketing expenses were $166,468 and $4,040 for the six months ended June 30, 2006 and 2005, respectively, an increase of $162,428 (4,020%). The increase relates to improving our public relations, website improvements, and attendance at a variety of industry tradeshows and conventions. We expect to have limited sales and marketing expenses for the foreseeable future.

Other Income (Expense). Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Net interest income was $131,089 and $37,791 for the six months ended June 30, 2006 and 2005, respectively, an increase of $93,298 (247%). The increase relates to an increase in the average balance of invested cash and short-term investments. Interest expense on convertible notes was $0 and $116,193 for the six months ended June 30, 2006 and 2005, respectively, a decrease of $116,193 (100%).

Interest expense recorded as amortization on convertible notes is directly related to convertible notes payable issued on September 30, 2004, the majority of which were converted to equity on April 6, 2005. Interest expense was $13,583 and $7,007 for the six months ended June 30, 2006 and 2005, respectively, an increase of $6,576 (94%). For the six months ended June 30, 2006, interest expense is directly related to equipment lease agreements.

Stock compensation expense. On January 1, 2006, we adopted Statement of Financial Accounting Standards No.123 (revised 2004), "Share-Based Payment," (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based awards made to our employees and directors including employee stock options and employee stock purchases based on estimated fair values.

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

We are a development stage enterprise and none of our products have received FDA approval. Accordingly, we will have limited revenue for at least the next 18 months, except for the current licensing arrangement with a Taiwanese biotech company, and any others that we enter into. We expect to increase research and development expenses as we conduct FDA type clinical trials for our drug product candidates. Associated with these clinical trials, general and administrative support expenses will increase. Sales and marketing expenses will be minimal until our drug products clinical trials are completed, and approval from the FDA has been received.

Liquidity and Capital Resources

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents, short-term and long-term investments in marketable debt securities and restricted cash.

At June 30, 2006 our cash and cash equivalents and short-term securities were equal to 4,342,816 and $1,762,002, respectively. Our principal cash requirements are for research and development, operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of operations. Our primary source of cash during the six month period ended June 30, 2006 was from the capital received pursuant to exercise of warrants that were issued in the April and May 2005 private placements of our common stock, as described below.

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

On March 17, 2006, the Company issued a call notice to all holders of the common stock purchase warrants ($0.75 exercise price) issued in the April 6, 2005 and May 5, 2005 private placements. Section 3(c) of the warrants permit the Company to call for cancellation all or a part of the unexercised portion of the warrants upon the occurrence of certain events. The events required are (i) an effective registration statement registering the resale of the shares of common stock underlying the warrants, (ii) the closing bid price of the common stock for each of the ten (10) consecutive trading days equals or exceeds $0.9375 and
(iii) the average daily trading volume of the common stock for such ten (10) days period equals or exceeds 100,000 shares. As of March 16, 2006, each of the foregoing events had occurred. The holders of these warrants had until April 10, 2006 to exercise all or a portion of the unexercised portion of such warrants, and any such warrants not so exercised will automatically be canceled on that date. As of March 31, 2006, warrant holders exercised warrants representing 1,085,625 shares, for which the Company received $844,687.50. As of April 10, 2006, warrant holders exercised warrants to purchase an additional 1,585,437 shares at exercise prices of $0.75 and $1.00, for which the Company received $1,202,594. Pursuant to warrants not being exercised by April 10, 2006, warrants representing 62,500 shares exercisable at $0.75 per share, were cancelled. Of the 2,671,062 exercised, warrants exercisable at $0.75 per share represented 2,495,125 shares, while warrants exercisable at $1.00 per share represented 175,937 shares.

In June 2006, certain warrant holder's exercised common stock purchase warrants representing 140,234 shares, for which the Company received $55,429.

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

We have incurred $6.6 million in cumulative net losses from our inception in 2002, and we expect losses to continue for the next several years. Our net loss for the three month period ended June 30, 2006 was $1,227,001. Our net loss for the six month period ended June 30, 2006 was $2,348,074. Our net loss for the fiscal year ended December 31, 2005 was $3.6 million, and for the fiscal year ended December 31, 2004 was $0.5 million. To date, we have only recognized revenues from a technology license and we do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none has been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including MF101 and BZL101, advance our other anti-cancer and women's health product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and eventually engage in commercialization activities in anticipation of potential FDA approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline and we may not be able to continue as a going concern.

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

Therapy                  Drug         Pharmaceutical Company
----------------------   ----------   ----------------------
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

To date, we have filed five patent applications with the United States Patent and Trademark Office and one patent applications with the Taiwan Intellectual Property Office. Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, they may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license, and rights we receive under those patents may not provide competitive advantages to us.

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

Our officers, directors and principal stockholders control approximately 42% of our currently outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On November 4, 2004, the Company executed the First Amendment to Lease Between Emery Station Joint Venture, LLC and Bionovo, Inc. and on May 5, 2006, the Company executed the Second Amendment to Lease Between Emery Station Joint Venture, LLC and Bionovo, Inc., which together expand its original lease to a total of 9,361 rentable square feet (the "Premises"). The term of the Lease for the entirety of the Premises has been extended such that the new expiration date will be a full four (4) years following the Substantial Completion of improvements to the additional space rented pursuant to the Second Amendment to the Lease. The rent due for the Premises is $30,405 per month, subject to annual increases.

Item 6. Exhibits

Exhibit
Number                               Description
-------   ----------------------------------------------------------------------
10.1 First Amendment to Lease Between Emery Station Joint Venture, LLC and Bionovo, Inc., dated as of November 4, 2005.

10.2 Second Amendment to Lease Between Emery Station Joint Venture, LLC and Bionovo, Inc., dated as of May 5, 2006.

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

Date: August 4, 2006


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