Form 10QSB
period 2006-09-30
BIONOVO INC
filed 2006-11-08
CIK 1203957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐ Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period ____________ to ____________

Commission File Number 000-50073

BIONOVO, INC.
(Exact name of Small Business Issuer as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	87-0576481 (I.R.S. Employer Identification No.)

5858 Horton Street
Suite 375

Emeryville, California 94608
(Address of Principal Executive Offices)

510-601-2000
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock: 51,190,874 shares of $0.0001 par value Common Stock outstanding as of the date of this filing.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets (Unaudited)

	September 30	December 31
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$4,197,710	$4,588,400
Short-term securities	483,499	1,859,654
Due from officers	1,796	1,796
Prepaid expenses and other current assets	305,754	54,926
Total current assets	4,988,759	6,504,776
Property and equipment,
net of accumulated depreciation	1,466,541	561,578
Other assets:
Intangible assets - patent pending, net of amortization	55,011	27,675
	$6,510,311	$7,094,029

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$487,640	$427,004
Current portion leases	303,161	108,523
Deferred revenue	15,000	15,000

Total current liabilities	805,801	550,527

Long term portion leases	377,462	239,695
Deferred revenue	91,250	102,500

Total Liabilities	1,274,513	892,722

Stockholders' Deficit:
Common stock, $0.0001 par value
Authorized shares - 100,000,000, issued and outstanding 51,190,874	5,119	4,611
Additional paid-in capital	13,182,541	10,436,099
Deferred Compensation	(42,059)	(8,236)
Deficit accumulated during development stage	(7,909,803)	(4,231,167)

Total stockholders' equity (deficit)	5,235,798	6,201,307

	$6,510,311	$7,094,029
See the accompanying notes to these condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Accumulated from February 1, 2002 (Date of Inception) to September 30, 2006
Revenue	$3,750	$3,750	$11,250	$11,250	$73,990

Cost of sales	-	-	-	-	-

Gross Profit	3,750	3,750	11,250	11,250	73,990

Operating expenses:
Research and development	970,791	510,364	2,617,599	867,018	4,450,911
General and administrative	336,894	222,042	995,101	770,242	2,289,896
Merger cost	-	-	-	1,964,065	1,964,065
Sales and marketing	66,550	9,567	233,017	13,607	307,254

Total operating expenses	1,374,235	741,973	3,845,717	3,614,932	9,012,126

Loss from operations	(1,370,485)	(738,223)	(3,834,467)	(3,603,682)	(8,938,136)

Other income (expense):
Change in fair value of warrant liability	-	8,267,293	-	(2,172,087)	831,288
Interest expense recorded as amortization on convertible notes	-	-	-	(108,693)	-
Unrealized loss on short term securities	-	-	-	-	(2,260)
Interest expense	(17,843)	(13,500)	(31,426)	(28,007)	(134,507)
Interest income	58,566	44,660	189,655	82,451	338,612

Total other income (expense)	40,723	8,298,453	158,229	(2,226,336)	1,033,133

Income income (loss) before income
taxes	(1,329,762)	7,560,230	(3,676,238)	(5,830,018)	(7,905,003)

Provision for income taxes	(800)	-	(2,400)	-	(4,800)

Net income (loss)	$(1,330,562)	$7,560,230	$(3,678,638)	$(5,830,018)	$(7,909,803)

Net income (loss) per share basic and diluted	$(0.03)	$0.16	$(0.07)	$(0.15)	$(0.15)

Weighted average shares outstanding basic and diluted	51,182,450	46,112,448	49,467,016	38,023,712	51,182,450

See the accompanying notes to these condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Unaudited)
Inception through September 30, 2006

	Common Stock		Additional	Deferred	Accumulated Deficit During
	Number of Shares	Amount	Paid-In Capital	Stock Compensation	Development Stage	Total
Balance at inception (February 1, 2002) - Adjusted
to reflect effect of stock split on June 17, 2004, and
March 4, 2004, and reverse merger on April 6, 2005	20,400,000	$2,040	$(2,040)	$-	$-	$-

Balance, December 31, 2002	20,400,000	2,040	(2,040)	-	-	-

Net loss	-	-	-	-	(55,682)	(55,682)

Balance, December 31, 2003	20,400,000	2,040	(2,040)	-	(55,682)	(55,682)

Noncash compensation
expense for options issued	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	(537,948)	(537,948)

Balance, December 31, 2004	20,400,000	2,040	27,960		(593,630)	(563,630)

Issuance of shares for reverse merger	4,000,000	400	(400)
Issuance of common stock for funds received by private placement
net of financing cost	20,461,000	2,046	9,930,370	-	-	9,932,416
Issuance of common stock for conversion on notes payable	1,251,448	125	461,697	-	-	461,822
Amortization of deferred stock compensation (unaudited)	-	-	16,472	(8,236)	-	8,236

Net loss	-	-	-	-	(3,637,537)	(3,637,537)

Balance, December 31, 2005	46,112,448	$4,611	$10,436,099	$(8,236)	$(4,231,167)	$6,201,307

Issuance of common stock for exercise of warrants (unaudited)	3,065,255	307	864,177	-	-	864,484
Issuance of common stock for services (unaudited)	200,000	20	164,980	-	-	165,000
Amortization of deferred stock compensation (unaudited)				(77,941)		(77,941)
Stock option expense			148,019			148,019
Net loss (unaudited)	-	-	-	-	(1,121,073)	(1,121,073)

Balance, March 31, 2006 (unaudited)	49,377,703	$4,938	$11,613,275	$(86,177)	$(5,352,240)	$6,179,796

Issuance of common stock for exercise of warrants (unaudited)	1,725,671	173	1,257,851			1,258,024
Amortization of deferred stock compensation (unaudited)				22,059		22,059
Stock option expense			137,507			137,507
Net loss (unaudited)	-	-	-	-	(1,227,001)	(1,227,001)

Balance, June 30, 2006 (unaudited)	51,103,374	$5,111	$13,008,633	$(64,118)	$(6,579,241)	$6,370,385

Issuance of common stock for exercise of warrants (unaudited)	87,500	8	87,492			87,500
Amortization of deferred stock compensation (unaudited)				22,059		22,059
Stock option expense			86,416			86,416
Net loss (unaudited)	-	-	-	-	(1,330,562)	(1,330,562)

Balance, September 30, 2006 (unaudited)	51,190,874	$5,119	$13,182,541	$(42,059)	$(7,909,803)	$5,235,798

See the accompanying notes to these condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30		Accumulated from February 1, 2002 (Date of Inception) to
	2006	2005	September 30, 2006
Cash flows provided by (used in) operating activities:
Net loss	$(3,678,638)	$(5,830,018)	$(7,909,803)

Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
Noncash compensation expense for warrants issued	-	1,964,065	1,964,065
Noncash compensation expense for options issued	371,941	-	401,941
Amortization of note discount	-	116,193	139,084
Amortization of deferred stock compensation	(33,823)	6,177	(25,587)
Issuance of common stock for services	165,000	-	165,000
Change in fair value of warrant liability	-	2,172,087	(831,288)
Amortization of intangible assets	2,970	563	4,012
Depreciation	165,797	7,768	193,896
Unrealized loss on short term securities	19,111	-	21,370

Changes in assets and liabilities:
(Increase) decrease in assets:
Prepaid expenses	(250,828)	(69,496)	(305,754)

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	144,640	119,204	470,476
Deferred revenue	(11,250)	(11,250)	106,250
Accrued pension payable	(84,000)	-	-

Total adjustments	489,558	4,305,311	2,303,465

Net cash used in operating activities	(3,189,080)	(1,524,707)	(5,606,608)

Cash flows used in investing activities:
Acquisition of intangible assets	(30,306)	-	(41,570)
Acquisition of fixed assets	(473,283)	(100,819)	(706,362)
Advance to officers	-	-	(1,796)

Net cash used in investing activities	(503,589)	(100,819)	(749,728)

Cash flows provided by financing activities:
Payments under capital lease obligations	(265,073)	-	(265,073)
Proceeds from issuance of common stock and warrants
net of financing cost	2,210,007	8,749,122	10,959,129
Proceeds from issuance of common stock	-	-	500,000
Payments on convertible notes payable	-	(50,000)	(50,000)
Purchases of trading securities - inflows	(3,358,955)		(6,748,609)
Proceeds of securities of - outflows	4,716,000		6,246,000
Payments for financing costs for convertible notes	-	-	(87,401)

Net cash provided by financing activities	3,301,979	8,699,122	10,554,046

Net increase (decrease) in cash	(390,690)	7,073,596	4,197,710

Cash and cash equivalents, beginning of year	4,588,400	196,013	-

Cash and cash equivalents, end of period	$4,197,710	$7,269,609	$4,197,710

Supplemental disclosure of cash flow
information:
Interest paid	$31,420	$28,007	$134,507

Income taxes paid	$800	$800	$4,800

Supplemental disclosure of noncash investing
and financing activities-
Noncash warrant expense for warrants issued	$-	$1,964,065	$1,964,065

Adjustment in warrant liability	$-	$2,172,087	$(831,288)

Converstion of notes payable to common stock	$-	$450,000	$450,000

Assets acquried under capital lease	$593,015	$-	$949,614

Stock based compensation	$371,941	$-	$401,941

Conversion of accrued interest payable	$-	$11,822	$11,822

Issuance of common stock with reverse merger	$-	$400	$400

Issuance of common stock for services	$165,000	$-	$165,000

See the accompanying notes to these condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS AND BASIS OF PRESENTATION

Bionovo, Inc. ("Bionovo" or the "Company") is a drug discovery and development company focusing on cancer and women's health. Currently, the Company is conducting research and development activity which integrates scientific discoveries with natural substances used in traditional East Asian medicine. The Company is developing drugs to treat breast, ovarian and pancreatic cancers, and for menopause.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of Bionovo, Inc. (unless the context indicates otherwise, together with its wholly-owned subsidiary Bionovo Biopharmaceuticals, Inc., the "Company" or “Bionovo”) for the fiscal years ended December 31, 2005 and 2004 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of September 30, 2006, and the results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Basis of Consolidation:

The consolidated financial statements include the accounts of Bionovo, Inc. and its wholly owned subsidiary Bionovo Biopharmaceuticals Inc. All significant intercompany balances and transactions have been eliminated.

Formation of the Company:

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.) was incorporated in Nevada on January 29, 1998, and subsequently reincorporated in the State of Delaware on June 29, 2005. On April 6, 2005, Bionovo, Inc. (then known as Lighten Up Enterprises International, Inc.) acquired all the outstanding shares of Bionovo Biopharmaceuticals, Inc. (then known as Bionovo, Inc.) ("BIOPHARMA"), in exchange for 37,842,448 restricted shares of its common stock in a reverse triangular merger (the "Merger"). The acquisition has been accounted for as a reverse merger (recapitalization) with BIOPHARMA deemed to be the accounting acquirer. Accordingly, the historical financial information presented herein are those of BIOPHARMA, as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value, and those of BIOPHARMA (the legal acquirer) since the Merger. The retained earnings of the accounting acquirer have been carried forward after the acquisition and BIOPHARMA's basis of its assets and liabilities were carried over in the recapitalization. Operations prior to the Merger are those of the accounting acquirer.

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

The Company is a development stage entity and is primarily engaged in the development of pharmaceuticals (integration of scientific discoveries with natural substances used in traditional East Asian medicine) to treat cancer and women's health. The initial focus of the Company's research and development efforts will be the generation of products for the treatment of breast, ovarian and pancreatic cancers and to alleviate the symptoms of menopause. The production and marketing of the Company's products and its ongoing research and development activities are and will continue to be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the Food and Drug Administration (FDA) under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

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

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in Bionovo's significant accounting policies during the three and nine months ended September 30, 2006 as compared to what was previously disclosed in Bionovo's Annual Report on 10-KSB for the year ended December 31, 2005, except for the adoption of SFAS No. 123 (revised 2004) as discussed in this quarterly report.

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

Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of September 30, 2006, the Company maintains its cash and cash equivalents with a major investment firm and a major bank.

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

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

STOCK-BASED COMPENSATION

Prior to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), Bionovo accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of Statement 123, no stock compensation expense had been recognized in Bionovo statement of operations as the exercise price of Bionovo stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. On January 1, 2006, Bionovo adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes Bionovo's previous accounting for share-based awards under APB 25 for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). Bionovo has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Bionovo adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning of Bionovo's current year. Bionovo's financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, Bionovo's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Period ended September 30
	2006	2005
Options to purchase common stock	2,952,254	1,637,254
Options to purchase common stock - Outside plan	103,212	103,212
Warrants to purchase common stock	4,978,598	9,919,416

Potential equivalent shares excluded	8,034,064	11,659,882

Intangible assets - Patent Costs:

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. The Company has capitalized $59,024 in patent licensing costs as of September 30, 2006. Amortization expense charged to operations for the three months ended September 30, 2006 and 2005 was $1,137 and $0, respectively. Amortization expense charged to operations for the nine months ended September 30, 2006 and 2005 was $2,970 and $0, respectively.

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three and nine months ended September 30, 2006 and 2005, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

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

In June 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the application of FIN 48 will have on our consolidated results of operations and financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. We are currently assessing the impact of adopting SAB 108 but do not expect that it will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not determined the effect that the adoption of FAS 157 will have on our consolidated results of operations, financial condition or cash flows.

On September 29, 2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. An entity will be required to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise pursuant to FASB Statements No. 87, “Employers’ Accounting for Pensions” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  Furthermore, SFAS No. 158 requires that an entity use a plan measurement date that is the same as its fiscal year-end. An entity will be required to disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006. The requirement to change the measurement date to the year-end reporting date is for fiscal years ending after December 15, 2008. We do not anticipate this statement will have any impact on our results of operations or financial condition.

NOTE 2. LIQUIDITY:

The Company has sustained recurring losses and negative cash flows from operations. Historically, the Company's growth has been funded through a combination of private equity, debt, and lease financing. As of September 30, 2006, the Company had approximately $4,197,710 of unrestricted cash and $483,499 in short-term securities. During the three and nine months ended September 30, 2006, the Company obtained additional financing through the exercise of warrants. The Company believes that, as a result of this, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. However, the Company has experienced and continues to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment.

For the three and nine month periods ended September 30, 2006, revenues of $3,750 and $11,250 respectively, were from a license agreement. The Company has no significant operating history and, from February 1, 2002, (inception) to September 30, 2006, has generated a net loss of $7,909,803. The accompanying financial statements for the three and nine month periods ended September 30, 2006, have been prepared assuming the Company will continue as a going concern. During 2006, management intends to seek additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. SHARE-BASED COMPENSATION (CONTINUED):

General Option Information

The following is a summary of changes to outstanding stock options during the three and nine months ended September 30, 2006:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2005	2,772,254	$0.69	8.94	$1,836,474
Granted	200,000	1.60	9.75	260,000
Exercised	-	-	-	-
Forfeited or expired	20,000	$0.90	9.50	26,000

Outstanding at September 30, 2006	2,952,254	$0.74	8.43	$3,972,106

Vested and expected to vest
at September 30, 2006	2,952,254	$0.74	8.43	$3,972,106

Options exercisable at September 30, 2006	1,671,466	$0.50	7.60	$2,038,730

At September 30, 2006, there were 3,609,334 shares available for grant under the employee stock option plan.

The table below presents information related to stock option activity for the three and nine month period ended September 30, 2006 and 2005 (in thousands):
	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005

Total intrinsic value of stock options exercised	$—	$—	$—	$—
Cash received from stock option exercises	$—	$—	$—	$—
Gross income tax benefit from the exercise of stock options	$—	$—	$—	$—

The aggregate intrinsic value of $3,972,106 as of September 30, 2006 is based on Bionovo's closing stock price of $1.30 on that date and represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended September 30, 2006 was nil as no options were exercised. The total number of in-the-money options exercisable as of September 30, 2006 was $2,038,730.

As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $578,915. That cost is expected to be recognized over a weighted-average period of 1.25 years.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. SHARE-BASED COMPENSATION (CONTINUED):

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation under SFAS 123(R) for the three and nine months ended September 30, 2006 which was incurred as follows:

	Three months ended	Nine months ended
	September 30	September 30
	2006	2006
Research and development	$42,732	$185,807
General and administrative	43,684	186,135
Stock compensation expense	86,416	371,942

The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2006 and 2005 was $0 and $0.83 per share, respectively, using the Black-Scholes option pricing model, with the following weighted-average assumptions for grants:

The fair values of all stock options granted during the nine months ended September 30, 2006 and 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Expected life (in years)	5	5
Average risk-free interest rate	6.0%	4.0%
Expected volatility	56%	90%
Expected dividend yield	0%	0%

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

The weighted-average estimated fair value of stock options granted (based on grant date) during the nine months ended September 30, 2006 and 2005 was $0 and $0.83 per share, respectively. For the nine months ended September 30, 2006 the Company granted stock options to employees and directors totaling 200,000 shares.

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

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. SHARE-BASED COMPENSATION (CONTINUED):

	Three months ended	Nine months ended
	September 30	September 30
	2005	2005
(In thousands, except per share data)
Net income (loss):

As reported	$7,560,230	$(5,830,018)
Add: reported stock compensation expense - net of tax
Less: fair value stock compensation expense - net of tax	(1,112)	(4,854)

Pro forma	$7,559,118	$(5,834,872)

Reported net income (loss) per share:
Basic	$0.16	$(0.15)
Diluted

Pro forma net income (loss) per share:
Basic	$0.16	$(0.15)
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

A summary of warrants for the three and nine months ended September 30, 2006 is as follows:

		Weighted
		Average
	Number of	Exercise	Aggregate
	Shares	Price	Price
Balance at December 31, 2003
Warrants granted	556,123	$0.53952	$300,039
Warrants exercised	-	-	-
Warrants cancelled	-	-	-
Warrants expired	-	-	-
Balance at December 31, 2004	556,123	$0.53952	$300,039
	-	-	-
Warrants granted	9,363,401	$-	$-
Warrants exercised	-	-	-
Warrants cancelled	-	-	-
Warrants expired	-	-	-
Balance at December 31, 2005	9,919,524	$-	$300,039

Warrants granted	-	$-	$-
Warrants exercised	3,065,255	0.28	864,671
Warrants cancelled		-	-
Warrants expired		-	-
Balance at March 31, 2006	6,854,269

Warrants granted	-	$-	$-
Warrants exercised	1,725,671	0.73	1,258,023
Warrants cancelled	62,500	0.75	-
Warrants expired	-	-	-
Balance at June 30, 2006	5,066,098	$0.73	$3,718,634

Warrants granted	-	$-	$-
Warrants exercised	87,500	1.00	$87,500.00
Warrants cancelled	-	-	-
Warrants expired	-	-	-
Balance at September 30, 2006	4,978,598	$1.00	$4,978,598

A summary of restricted stock awards for the three and nine months ended September 30, 2006 is as follows:

	Number of	Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding, December 31, 2005
Granted	100,000	$0.80
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2006	100,000	$0.80
Vested at March 31, 2006	25,000	$0.80

Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2006	100,000	$0.80
Vested at June 30, 2006	50,000	$0.80

Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2006	100,000	$0.80
Vested at September 30, 2006	75,000	$0.80

During the three and nine months ended September 30, 2006, all restricted stock awards were granted to non-employees.

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

On March 17, 2006, the Company issued a call notice to all holders of the common stock purchase warrants ($0.75 exercise price) issued in the April 6, 2005 and May 5, 2005 private placements. Section 3(c) of the warrants permit the Company to call for cancellation all or a part of the unexercised portion of the warrants upon the occurrence of certain events. The events required are (i) an effective registration statement registering the resale of the shares of common stock underlying the warrants, (ii) the closing bid price of the common stock for each of the ten (10) consecutive trading days equals or exceeds $0.9375 and (iii) the average daily trading volume of the common stock for such ten (10) days period equals or exceeds 100,000 shares. As of March 16, 2006, each of the foregoing events had occurred. The holders of these warrants had until April 10, 2006 to exercise all or a portion of the unexercised portion of such warrants, and any such warrants not so exercised will automatically be canceled on that date. As of March 31, 2006, warrant holders exercised warrants representing 1,085,625 shares, for which the Company received $844,687.50. As of April 10, 2006, warrant holders exercised warrants to purchase an additional 1,585,437 shares at exercise prices of $0.75 and $1.00, for which the Company received $1,202,594. Pursuant to warrants not being exercised by April 10, 2006, warrants representing 62,500 shares exercisable at $0.75 per share, were cancelled. Of the 2,671,062 exercised, warrants exercisable at $0.75 per share represented 2,495,125 shares, while warrants exercisable at $1.00 per share represented 175,937 shares. In June 2006, certain warrant holder's exercised common stock purchase warrants representing 140,234 shares, for which the Company received $55,429. In July 2006, certain warrant holder's exercised common stock purchase warrants representing 87,500 shares, for which the Company received $87,500.

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

On May 5, 2006, the Company executed an amendment to the lease agreement for the office and lab occupied in Emeryville California. The lease agreement amendment adds an additional 6,135 square feet to the existing lab and office space. In addition, the amendment extends the original lease for an additional four years from the Completion Date, which was determined to be October 20, 2006. The Company is projected to pay an additional $18,600 per month for the additional lab and office space.

NOTE 8. SUBSEQUENT EVENTS:

None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Discussion and Analysis should be read in conjunction with our audited financial statements and accompanying footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

This section contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including those identified in our most recently filed Annual Report Form 10-KSB and our registration statement on Form SB-2 and those described elsewhere is this Report under the heading "Risk Factors" that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements.

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

Since our inception, we have funded our operations primarily through proceeds of $500,000 from the private placement of convertible debt in September 2004, aggregate proceeds of $10.2 million from private placements of common stock and warrants in April and May 2005, $864,484 from warrants exercised in the first quarter of 2006, $1,258,024 from warrants exercised in the second quarter of 2006, and $87,500 from warrants exercised in the third quarter of 2006.

Most of our efforts to date have been to discover and develop our pipeline of product candidates, to develop our product platform and to seek or obtain patents for our intellectual property. Research and development expenditures through September 30, 2006 were related primarily to the development of our lead product candidates MF101 and BZL101, and to filing patent applications on our inventions.

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

Research and Development Activities

Included in research and development expenses are the following activities and related expenses: basic research and preclinical expenses, clinical trials and drug development expenses. During the three months ended September 30, 2006, we incurred research and development expenses of $970,791. During the nine months ended September 30, 2006, we incurred research and development expenses of $2,617,599. During the fiscal years ended December 31, 2005 and December 31, 2004, we incurred research and development expenses of $1,535,534 and $275,600, respectively. We further expect that research and development expenses will increase over the coming months as we continue development of our drugs.

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

Clinical Development Strategy and Ongoing Clinical Programs

Our research and development costs from 2002 to September 30, 2006 have principally related to our pre-clinical and clinical development of MF101, BZL101, and to a lesser degree AA102, and VG101.

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

During 2004, we also completed a Phase I clinical trial of BZL101 for metastatic breast cancer. We have recently submitted our Phase I report to the FDA summarizing the results of the trial. We are in the process of seeking FDA approval for a Phase II trial of BZL101 for metastatic breast cancer and, assuming FDA approval, project to begin such trial in January 2007, provided we secure sufficient funding for this next phase of clinical testing.

Based on preclinical testing, Bionovo is seeking FDA approval for a Phase I/II clinical trial of BZL101 with respect to pancreatic cancer. Subject to FDA approval of Bionovo's IND application once filed and receipt of sufficient funding, Bionovo expects to commence the Phase I/II trial in the next 12 months.

AA102, is an anticancer agent and VG101, is an intra-vaginal cream for the treatment of postmenopausal vulvar and vaginal atrophy (vaginal dryness). Assuming approval of the IND submissions for these drugs, the Phase I/II clinical trial of AA102 is expected to commence in March 2007, and the Phase I trial of VG101 is expected to commence in February 2007, provided we secure sufficient funding for the trials.

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

Drug	Phase I			Phase II			Phase III
	Cost	# of Patients	Timing	Cost	# of Patients	Timing	Cost	# of Patients	Timing
MF101	0	0	Completed	$3.5M	180	Q1 2006 to Q2 2007	$40M	1,000	Q4 2007 to Q3 2009

BZL101-Metastatic Breast Cancer	0	0	Completed	$5.5M	100	Q1 2007 to Q3 2008	$17M	480	Q1 2009 to Q4 2010

BZL101-Pancreatic cancer	$2.0M	25	Q2 2007 to Q4 2008	Advancing BZL101 to Phase III trials for pancreatic cancer will be based on the results of the Phase I/II trial and receipt of necessary funding.

AA102	$3.5M	60	Q1 2007 to Q3 2008	Advancing AA102 to Phase III trials will be based on the results of the Phase I/II trial and receipt of necessary funding.

VG101	$1.5M	25	Q1 2007 to Q2 2008	Advancing VG101 to Phase II trials will be based on the results of the Phase I trial and receipt of necessary funding.

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

Prior to September 30, 2006, we did not specifically identify all external clinical trial and drug development expenses by program. By December 2006, we plan to report external clinical trial and drug development expenses by program.

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

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to clinical trial accruals, income taxes (including the valuation allowance for deferred tax assets), restructuring costs and stock-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements to report for the nine months ended September 30, 2006 or the nine months ended September 30, 2005. We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Results of Operations

Comparison of Three Months Ended September 30, 2006 and September 30, 2005

Revenues.

Revenue of $3,750 for the three months ended September 30, 2006, was the same as compared to revenue of $3,750 for the three months ended September 30, 2005. Revenue for both periods is the result of the licensing and technology transfer agreement with a Taiwanese biotech corporation. We do not expect our revenues to have a material impact on our financial results during the remainder of 2006.

Research and Development.

Research and development expenses were $970,791 and $510,364 for the three months ended September 30, 2006 and 2005, respectively, an increase of $460,427 or 90%.The increase is directly related to advancing the development of our drug candidates. All costs currently incurred in the research and development of drugs for cancer and women's health were expensed as incurred.

Effective January 1, 2006, we adopted SFAS No. 123(R), which is discussed further below. SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For the three months ended September 30, 2006, we recognized $42,732 in stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in research and development expenses.

General and Administrative.

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, were $336,894 and $222,042 for the three months ended September 30, 2006 and 2005, respectively, a increase of $114,852 or 52%. The increase for the current year was primarily due to an increase in facility rental and legal expenses, in addition to an increase in business activities related to supporting the development of our Company.

Effective January 1, 2006, we adopted SFAS No. 123(R), which is discussed further below. SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For the three months ended September 30, 2006, we recognized $43,684 in stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in general and administrative expenses.

Sales and Marketing.

Sales and marketing expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. Sales and marketing expenses were $66,550 and $9,567 for the three months ended September 30, 2006 and 2005, respectively, an increase of $56,983 or 596%. The increase relates to improving our public relations, website improvements, and attendance at a variety of industry tradeshows and conventions. We expect to have limited sales and marketing expenses for the foreseeable future.

Other Income (Expense).

Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Net interest income was $58,566 and $44,660 for the three months ended September 30, 2006 and 2005, respectively, an increase of $13,906 or 31%. The increase relates to an increase in the average balance of invested cash and short-term investments. Interest expense was $17,843 and $13,500 for the three months ended September 30, 2006 and 2005, respectively, an increase of $4,343 or 32%. For the three months ended September 30, 2006, interest expense is directly related to equipment lease agreements.

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

Results of Operations

Comparison of Nine Months Ended September 30, 2006 and September 30, 2005

Revenues.

Revenue of $11,250 for the nine months ended September 30, 2006, was the same as compared to revenue of $11,250 for the nine months ended September 30, 2005. Revenue for both periods is the result of the licensing and technology transfer agreement with a Taiwanese biotech corporation. We do not expect our revenues to have a material impact on our financial results during the remainder of 2006.

Research and Development.

Research and development expenses were $2,617,599 and $867,018 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $1,750,581 or 202%. The increase is directly related to advancing the development of our drug candidates. All costs currently incurred in the research and development of drugs for cancer and women's health were expensed as incurred.

Effective January 1, 2006, we adopted SFAS No. 123(R), which is discussed further below. SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For the nine months ended September 30, 2006, we recognized $185,807 in stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in research and development expenses.

General and Administrative.

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, were $995,101 and $770,242 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $224,859 or 29%. The increase for the current year was primarily due to an increase in legal expenses, in addition to an increase in business activities related to supporting the development of our company, such as increased rent and payroll expenses.

Effective January 1, 2006, we adopted SFAS No. 123(R). SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For the nine months ended September 30, 2006, we recognized $186,135 in stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in general and administrative expenses.

Merger cost.

Merger cost is directly related to the reverse merger that was completed in 2005, and warrants issued to an advisor for services rendered in connection with the reverse merger. Payment was made via a grant of warrants. The cost associated is related to warrants issued for services performed by the advisor relating to the merger that took place in March 2005. Merger cost were $0 and $1,964,065 for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $1,964,065 or 100%.

Sales and Marketing.

Sales and marketing expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. Sales and marketing expenses were $233,017 and $13,607 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $219,410 or 1,612%. The increase relates to improving our public relations, website improvements, and attendance at a variety of industry tradeshows and conventions. We expect to have limited sales and marketing expenses for the foreseeable future.

Other Income (Expense).

Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Net interest income was $189,655 and $82,451 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $107,204 or 130%. The increase relates to an increase in the average balance of invested cash and short-term investments. Interest expense on convertible notes was $0 and $116,193 for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $116,193 or 100%. Interest expense recorded as amortization on convertible notes is directly related to convertible notes payable issued on September 30, 2004, the majority of which were converted to equity on April 6, 2005. Interest expense was $31,426 and $28,007 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $3,419 or 12%. For the nine months ended September 30, 2006, interest expense is directly related to equipment lease agreements.

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

At September 30, 2006 our cash and cash equivalents and short-term securities were equal to $4,197,710 and $483,499, respectively. Our principal cash requirements are for research and development, operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of operations. Our primary source of cash during the nine month period ended September 30, 2006 was from the capital received pursuant to exercise of warrants that were issued in the April and May 2005 private placements of our common stock, as described below.

Since inception, we have financed our operations principally through the sale of equity and debt securities, described chronologically below.

On September 30, 2004, Bionovo Biopharmaceuticals completed a bridge financing to accredited investors of $500,000 principal amount 6% convertible secured notes, and warrants to purchase 556,123 shares of Bionovo Biopharmaceuticals common stock at $0.539 per share. On April 6, 2005, immediately prior to the closing of our reverse merger transaction, $450,000 aggregate principal amount of the convertible secured notes was converted into a total of 1,251,448 shares of Bionovo Biopharmaceuticals common stock. The remaining $50,000 principal amount of the notes were repaid from the proceeds of the April 6, 2005 private placement described below. Upon the closing of our reverse merger transaction, the warrants issued in the bridge financing and the common stock issued upon conversion of the notes, were amended to become warrants to purchase common stock of our company and were exchanged for shares of our common stock, respectively.

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

On March 17, 2006, the Company issued a call notice to all holders of the common stock purchase warrants ($0.75 exercise price) issued in the April 6, 2005 and May 5, 2005 private placements. Section 3(c) of the warrants permit the Company to call for cancellation all or a part of the unexercised portion of the warrants upon the occurrence of certain events. The events required are (i) an effective registration statement registering the resale of the shares of common stock underlying the warrants, (ii) the closing bid price of the common stock for each of the ten (10) consecutive trading days equals or exceeds $0.9375 and (iii) the average daily trading volume of the common stock for such ten (10) days period equals or exceeds 100,000 shares. As of March 16, 2006, each of the foregoing events had occurred. The holders of these warrants had until April 10, 2006 to exercise all or a portion of the unexercised portion of such warrants, and any such warrants not so exercised will automatically be canceled on that date. As of March 31, 2006, warrant holders exercised warrants representing 1,085,625 shares, for which the Company received $844,687.50. As of April 10, 2006, warrant holders exercised warrants to purchase an additional 1,585,437 shares at exercise prices of $0.75 and $1.00, for which the Company received $1,202,594. Pursuant to warrants not being exercised by April 10, 2006, warrants representing 62,500 shares exercisable at $0.75 per share, were cancelled. Of the 2,671,062 exercised, warrants exercisable at $0.75 per share represented 2,495,125 shares, while warrants exercisable at $1.00 per share represented 175,937 shares. In June 2006, certain warrant holder's exercised common stock purchase warrants representing 140,234 shares, for which the Company received $55,429. In July 2006, certain warrant holder's exercised common stock purchase warrants representing 87,500 shares, for which the Company received $87,500.

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

We have incurred $7.9 million in cumulative net losses from our inception in 2002, and we expect losses to continue for the next several years. Our net loss for the three month period ended September 30, 2006 was $1,330,562. Our net loss for the nine month period ended September 30, 2006 was $3,678,638. Our net loss for the fiscal year ended December 31, 2005 was $3.6 million, and for the fiscal year ended December 31, 2004 was $0.5 million. To date, we have only recognized revenues from a technology license and we do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none has been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including MF101 and BZL101, advance our other anti-cancer and women's health product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and eventually engage in commercialization activities in anticipation of potential FDA approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline and we may not be able to continue as a going concern.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face even greater risks upon any commercialization by us of our product candidates. We have product liability insurance covering our clinical trials in the amount of $5 million, which we currently believe is adequate to cover any product liability exposure we may have. Clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:
•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

•	an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

•	withdrawal of clinical trial volunteers or patients;

•	damage to our reputation and the reputation of our products, resulting in lower sales;

•	regulatory investigations that could require costly recalls or product modifications;

•	litigation costs; and

•	the diversion of management's attention from managing our business.

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

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including the following:
•	the results of research or development testing of our or our competitors' products;

•	technological innovations related to diseases we are studying;

•	new commercial products introduced by our competitors;

•	government regulation of our industry;

•	receipt of regulatory approvals by our competitors;

•	our failure to receive regulatory approvals for products under development;

•	developments concerning proprietary rights; or

•	litigation or public concern about the safety of our products.

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

Given the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, will have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Further, the design of a control system must reflect the fact that there are resource constraints, and that benefits of controls must be considered relative to their costs. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Date: November 8, 2006

BIONOVO, INC.

/s/ Isaac Cohen
Isaac Cohen, Chief Executive Officer and President (Principal Executive Officer)

/s/ James P. Stapleton
James P. Stapleton, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)