Form 10KSB
period 2006-12-31
BIONOVO INC
filed 2007-03-14
CIK 1203957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50073

BIONOVO, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	20-5526892
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5858 Horton Street Suite 375, Emeryville, California 94086 (510) 601-2000
(Address of Principal Executive Offices, Including Zip Code and Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $.0001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $15,000.

As of February 28, 2007, the Issuer had 63,720,224 shares of common stock outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Issuer (43,826,369 shares), based on the average of the closing price on February 28, 2007 of $5.75 per share of common stock, was approximately $252,001,622.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-KSB, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ii

iii

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

We have one drug, MF101, designed to alleviate the symptoms of menopause, currently undergoing Phase II clinical trials, and an anti-cancer agent for breast, pancreatic an ovarian cancer, BZL101, for which we have received approval from the FDA to conduct a Phase II clinical trial. We are in the process of preparing IND submissions to the U.S. Food and Drug Administration (or FDA) for Phase I trials of a second anti-cancer agent, AA102, and another drug, VG101, for the treatment of post-menopausal vaginal dryness.

We select plant extracts to screen against well-understood therapeutic targets. Biological assays developed by us or others are used to screen and validate a substantial pipeline of botanical extracts we believe have therapeutic applications.

With MF101 currently undergoing a Phase II human trials and the recent submission to the FDA of our Phase I trial results, we are a leader in seeking FDA approval for novel formulations derived from natural substances.

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

Market Overview

Menopause. Menopause refers to the period after a woman ceases menstruating. It is estimated that approximately 75% of the 36 million menopausal women in the U.S. experience unpleasant, menopause-related side effects including hot flashes, depression and vaginal dryness (SOURCE:Kronenberg F., Hot flashes: epidemiology and physiology. Ann N Y Acad Sci 1990; 592:52-86; discussion 123-33). Moreover, menopause is associated with difficulties concentrating, mood swings, vaginal dryness, frequent urination, weight gain, vaginal and urethral infections, depression and migraine headaches, as well as life-threatening conditions such as heart disease, osteoporosis, cognitive decline and breast cancer.

For decades, administration of estrogen and progesterone through hormone replacement therapy (or HRT) has been the primary treatment for the symptoms of menopause such as hot flashes. Recent studies, however, have found the risks associated with long-term use of HRT outweigh the benefits (SOURCE:(i) Rossouw JE, Anderson GL, Prentice RL, et al. Risks and benefits of estrogen plus progestin in healthy postmenopausal women: principal results From the Women's Health Initiative randomized controlled trial. Jama 2002; 288:321-33;(ii) Shumaker SA, Legault C, Rapp SR, et al. Estrogen plus progestin and the incidence of dementia and mild cognitive impairment in postmenopausal women: the Women's Health Initiative Memory Study: a randomized controlled trial. Jama 2003; 289:2651-62; (iii)Women's Health Initiative Steering Committee. Effects of conjugated equine estrogen in postmenopausal women with hysterectomy: the Women's Health Initiative randomized controlled trial. JAMA 2004; 291:1701-12; and (iv) Hays J, Ockene JK, Brunner RL, et al. Effects of estrogen plus progestin on health-related quality of life. N Engl J Med 2003; 348:1839-54.). MF101 is intended to be used in lieu of HRT and to control climacteric symptoms in patients.

Breast and Ovarian Cancer. According to the American Cancer Society (ACS) 2005 Cancer Facts And Figures, breast cancer is the second leading cause of cancer death in women, with more than 200,000 newly diagnosed cases each year and over 2 million survivors in the U.S. Cancer is characterized by uncontrolled cell division resulting in the growth of a mass of cells commonly known as a tumor. Breast cancer, like other forms of cancer, if not eradicated, can spread or metastasize throughout the body. To date, there is no cure for women with advanced metastatic breast cancer. Ovarian cancer is a silent disease that has no specific symptoms until late in its course. According to the American Cancer Society (Estimated New Cancer Cases and Deaths by Sex for All Sites, US, 2005), it is the leading cause of death among gynecological malignancies, and claims more women's lives each year than all other gynecological tumors combined. Also, according to Current Medical Diagnosis and Treatment (Tierney et al., 2002), greater than 75% of cases are diagnosed in the advanced stages of the disease (Stages III and IV). Among patients with disease in Stages III and IV, the five-year overall survival rate is 17% with distinct metastasis and 36% with local spread (SOURCE: Current Medical Diagnosis and Treatment (Tierney et al., 2002)).

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

Develop Our Existing Product Portfolio

We have one drug, MF101, designed to alleviate the symptoms of menopause, currently in Phase II clinical trials that commenced in January 2006. We completed a Phase I clinical trial of a second drug, BZL101, an anti-cancer agent for breast, pancreatic, and ovarian cancer in 2004 and have recently received approval from the U.S. Food and Drug Administration (or FDA) of an investigational new drug (or IND) application to conduct a Phase II clinical trial for breast cancer. We also are in the process of preparing an IND application for a Phase I/II clinical trial of BZL101 with respect to pancreatic cancer, and are planning to submit IND applications for a Phase I/II trial of a second anti-cancer agent, AA102, and a Phase I trial for another drug, VG101, an intra-vaginal suppository (VG101) for the treatment of postmenopausal vulvar and vaginal atrophy (vaginal dryness). We intend to further develop these drugs both by expanding our internal resources and by collaborating with leading governmental and educational institutions as well as other companies.

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

•
BZL101, an apoptosis inducing factor (AIF) translocator/activator, is an anticancer agent for breast, pancreatic and ovarian cancers that also may be effective in the treatment of other solid tumors. We submitted our Phase I report to the FDA summarizing the results of the trial. The FDA has accepted our Phase I/II trial of BZL101 for metastatic breast cancer and, we plan to enroll the first patient to the dose escalation portion of the Phase I/II study in April 2007.

Our drug pipeline also includes the following drugs that have not yet entered human clinical trials, but for which IND applications are being prepared:

•
AA102, an apoptosis inducer, is an anticancer agent that attenuates mitochodrial membrane potential to cause a cytochrome c release and caspase activation to induce apoptosis. An IND application currently is being prepared. Assuming approval of the IND, a Phase I clinical trial is expected to commence in February 2008.

•
VG101, a combination of selective ER(β)agonist, vasodilator and an antimicrobial agent, is an intra-vaginal gel for the treatment of postmenopausal vaginal dryness. An IND application is being prepared for submission to the FDA. Assuming approval of the IND, a Phase I clinical trial is expected to commence in January 2008.

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

These research and development activities accounted for 90% to 95% of the total staff time during each of those periods. During the fiscal years ended December 31, 2006 and December 31, 2005, we incurred research and development expenses of $4,021,149 and $1,535,534, respectively. We further expect that research and development expenses will increase over the coming months as we continue development of our drugs.

Intellectual Property and Patent Protection

Patent protection is important to our business. The patent position of companies in the pharmaceutical field generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. Therefore, we cannot assure you that any patent applications relating to our products or processes will result in patents being issued, or that the resulting patents, if any, will provide protection against competitors who successfully challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business, or are able to circumvent our patent position. It is possible that other parties have conducted or are conducting research and could make discoveries of compounds or processes that would precede any of our discoveries. Finally, there can be no assurance that others will not independently develop similar pharmaceutical products which will compete against ours, or cause our drug product candidates and compounds to become obsolete. We have filed four patent applications with the United State Patent & Trademark Office and one patent application with the Taiwan Intellectual Property Office related to our drug candidates, but we cannot be certain that they will issue as patents.

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

UBC paid us a licensing fee of $150,000 upon the execution of the licensing agreement and, following approval to commercially market the product candidates, will pay us royalty fees for its sales of MF101 and BZL101 in Taiwan. The royalty fee rate, however, will be reduced after five years from the time a product candidate was launched in the event no patent is granted in Taiwan for the product. UBC is prohibited from competing with itself in Taiwan with respect to MF101 and BZL101 directly or through a related party. We will remain the owner of all patents, continuations, improvements and all other intellectual property relating to the product candidates.

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

While we are developing MF101 to minimize many of the risks associated with long-term use of HRT indicated in recent studies and further clinical testing has yet to be completed, certain hormone replacement therapies may have advantages relative to MF101. These advantages include: lower pricing, greater efficacy and reduced toxicity.

We believe we posses the competitive advantage of using unique techniques with extracts that are considered to be safe and tolerable in humans. We also believe that finding lead drugs that are orally tolerable and potentially safe from the start of the discovery process provides an advantage in the pharmaceutical industry.

Employees

As of December 31, 2006, we had 19 full time employees and one part time employee, none of whom are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Item 2.  DESCRIPTION OF PROPERTY

Our principal office housing our research and development and administrative functions is located in Emeryville, California. This estimated 9,360 square feet facility is under a long-term lease to us through October 2010. The property is in satisfactory condition for the purpose for which it is used. We also lease 2,767 square feet of laboratory space in Aurora, Colorado, which lease terminates November 2009.

Item 3.  LEGAL PROCEEDINGS

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

On February 28, 2007, the closing bid quotation for our common stock was $5.75. The following table sets forth the high and low closing prices for our common stock for the quarterly periods indicated as reported by the OTC Bulletin Board:

	Years ended December 31,
	2006		2005
	High	Low	High	Low
First	$1.15	$0.73	$1.10	$0.11
Second	1.61	1.00
Second (April 1 to 5, 2005)			1.00	1.00
Second (April 6 to June 30, 2005)			2.25	0.75
Third	1.60	1.18	2.20	1.15
Fourth	1.49	1.08	1.25	0.80

The market information for the quarter ending June 30, 2005 is divided at April 6, 2005, the closing date of our reverse merger transaction.

These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Number of Stockholders

As of February 28, 2007, there were approximately 350 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2006, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to the shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan category	Shares of common stock issued and shares of common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)
Equity compensation plans approved by stockholders (1)	2,952,254	$0.7443	3,544,534
Equity compensation plans not approved by stockholders	103,212	$0.0083	0
Total	3,055,466	$0.7194	3,544,534

(1) Equity compensation plans approved by shareholders include our 2006 Stock Option Plan.

Recent Sales of Unregistered Securities

On January 19, 2007, we completed a private placement to accredited investors of 10,521,000 shares of our common stock, at a purchase price of $1.50 per share, which is equal to a 4.5% discount from the average closing market price of our common stock over the twenty day period ending on the pricing date of January 12, 2007, for gross proceeds of $15,781,500. As part of the private placement, the investors were issued five-year warrants to purchase up to an aggregate of 3,682,350 shares of our common stock, at an initial exercise price of $2.25. The warrants are callable by us when the trailing 10-day average of the closing market share price of our common stock equals or exceeds $2.75. Holders of called warrants will have 60 days to exercise their warrants after the call notice.

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

Plan of Operation

Since our inception, we have funded our operations primarily through proceeds of $500,000 from the private placement of convertible debt in September 2004, aggregate proceeds of approximately $10 million from private placements of common stock and warrants in April and May 2005, $864,484 from warrants exercised in the first quarter of 2006, $1,258,024 from warrants exercised in the second quarter of 2006, $87,500 from warrants exercised in the third quarter of 2006, and $43,750 from warrants exercised in the fourth quarter of 2006. In January 2007, we concluded a private placement offering of approximately 10.5 million shares and warrants convertible into approximately 3.68 million shares at an execise price of $2.25 per shares. We received aggregate proceeds of approximately $15 million as result of this financing.

Most of our efforts to date have been to discover and develop our pipeline of product candidates, to develop our product platform and to seek or obtain patents for our intellectual property. Research and development expenditures through December 31, 2006 were related primarily to the development of our lead product candidates MF101 and BZL101, and to filing patent applications on our inventions.

We have generated insignificant revenues to date, and therefore can draw no conclusions regarding the seasonality of our business.

Our financial statements included elsewhere in this prospectus have been prepared assuming that we will continue as a going concern. We are currently a development-stage enterprise and, as such, our continued existence is dependent upon debt and equity financing from outside investors. We have yet to generate a positive internal cash flow and until meaningful sales of our products begin, we are totally dependent upon debt and equity funding. So far we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements, but there can be no assurance that we will be able to continue to do so. Moreover, there is no assurance that if and when FDA premarket approval is obtained for one or more of our drug candidates, that the drugs will achieve market acceptance or that we will achieve a profitable level of operations. Our financial statements included elsewhere in this prospectus do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Research and Development Activities and Cost Allocations

Included in research and development expenses are the following activities and related expenses: basic research and preclinical expense, clinical trials and drug development expense. During the fiscal years ended December 31, 2006 and December 31, 2005, we incurred research and development expenses of $4,021,149 and $1,535,534, respectively. We further expect that research and development expenses will increase over the coming months as we continue development of our drugs.

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

Prior to December 31, 2006, we did not specifically identify all external clinical trial and drug development expenses by program. By December 2007, we plan to report external clinical trial and drug development expenses by program.

Clinical Development Strategy and Ongoing Clinical Programs

Our research and development costs from 2002 to September 30, 2006 have principally related to our pre-clinical and clinical development of MF101, BZL101, and to a lesser degree AA102, and VG101.

During 2004, we completed a Phase I trial of MF101. In the trial, we observed no grade III or IV adverse events (as categorized by the National Institutes of Health, National Cancer Institute, Common Toxicity Criteria). Further, we observed that short term use of MF101 showed no adverse effect on hematology, liver and renal function or hormonal status. The most common adverse events observed in the trial were anticipated minor gastrointestinal disturbances. We entered into commitments with six clinical sites for a Phase II clinical trial evaluating MF101 for the treatment of vasomotor symptoms under the directorship of Dr. Deborah Grady at the University of California, San Francisco. The Phase II trial commenced in January of 2006 and recruitment for enrollment to the clinical trial closed on October 31, 2006.

During 2004, we also completed a Phase I clinical trial of BZL101 for metastatic breast cancer. We submitted our Phase I report to the FDA summarizing the results of the trial. The FDA has accepted our Phase I/II trial of BZL101 for metastatic breast cancer and, we plan to enroll the first patient to the dose escalation portion of the Phase I/II study in April 2007.

Based on preclinical testing, Bionovo is seeking FDA approval for a Phase I/II clinical trial of BZL101 for the treatment of pancreatic cancer. Subject to FDA approval, Bionovo expects to commence the Phase I/II trial of BZL101 for pancreatic cancer in the next 12 months.

AA102, is an anticancer agent and VG101, is an intra-vaginal cream for the treatment of postmenopausal vulvar and vaginal atrophy (vaginal dryness). Assuming approval of the IND submissions for these drugs, the Phase I/II clinical trial of AA102 is expected to commence in January 2008, and the Phase I trial of VG101 is expected to commence in January 2008.

The decision to advance each of our four lead product candidates through clinical testing will be based on the results of completed preclinical and clinical studies. A summary of the anticipated dates and estimated expenses associated with the development of these product candidates is shown below. We do not anticipate any revenue from any of our lead product candidates until 2010 at the earliest.

	Phase I			Phase II			Phase III
Drug	Cost	# of Patients	Timing	Cost	# of Patients	Timing	Cost	# of Patients	Timing
MF101	0	0	Completed	$3.5M	180	Q1 2006 to	$40M	1,000	Q2 2008 to
						Q2 2007			Q4 2009

BZL101-Metastatic Breast Cancer	0	0	Completed	$5.5M	100	Q2 2007 to Q2 2009	$25M	480	Q4 2009 to Q3 2011

BZL101-Pancreatic cancer	$2.0M	25	Q4 2007 to Q1 2009	Advancing BZL101 to Phase III trials for pancreatic cancer will be based on the results of the Phase I/II trial and receipt of necessary funding.

AA102	$3.5M	60	Q1 2008 to Q1 2009	Advancing AA102 to Phase III trials will be based on the results of the Phase I/II trial and receipt of necessary funding.

VG101	$1.5M	25	Q1 2008 to Q1 2009	Advancing VG101 to Phase II trials will be based on the results of the Phase I trial and receipt of necessary funding.

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

Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of intellectual property has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Drug license agreements are for a term of ten years and consist of nonrefundable upfront license fees and royalty payments. In accordance with Staff Accounting Bulletin 101 and 104, nonrefundable upfront license fees are recognized over the license term using the straight-line method of accounting when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of our continuing research and development efforts.

Stock-Based Compensation. Stock-based compensation to outside consultants is recorded at fair market value in accordance with SFAS 123(R) and EITF 98-16, and these costs are a component of general and administrative expense. Prior to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), We accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of Statement 123, no stock compensation expense had been recognized in our statement of operations as the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes our previous accounting for share-based awards under APB 25 for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning of our current year. Our financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, Our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in our statement of operations for 2006 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense during the current period also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures (which are currently estimated to be minimal). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the our pro forma information required under SFAS 123 for the periods prior to 2006, forfeitures were estimated and factored into the expected term of the options.

Our determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

Commitments and Contingencies. Commitments and Contingencies are disclosed in the footnotes of the financial statements according to generally accepted accounting principles. If a contingency becomes probable, and is estimatable by management, a liability is recorded per SFAS No. 5.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements to report for the fiscal year ended December 31, 2006 or December 31, 2005. We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Results of Operation for the fiscal year ended December 31, 2006 compared to the fiscal year ended December 31, 2005.

Revenue, Costs of Revenue and Gross Margins.

A comparison of revenue, costs of revenue, and gross margins for the years ended December 31, 2006 and 2005 are as follows:

	Fiscal Year Ended December 31,
	2006	2005	Change	% Change
Revenue
License	15,000	15,000	0	0%
Total Revenue	15,000	15,000	0	0%

Costs of Revenue
License	0	0	0	0%
Total Costs of Revenue	0	0	0	0%

Gross Margin
License	15,000	15,000	0	0%
	100.00%	100.00%
Total Gross Margin	15,000	15,000	0	0%
	100.00%	100.00%

Revenue was $15,000 for the twelve months ended December 31, 2006, which was the same as the revenue of $15,000 for the twelve months ended December 31, 2005. Revenue for both periods is the result of the licensing agreement with a Taiwan biotech corporation. We do not expect our revenues to have a material impact on our financial results during the remainder of 2007.

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

Operating Expenses. A comparison of operating expenses for the years ended December 31, 2006 and 2005 are as follows:

	Fiscal years ended
	December 31,
	2006	2005	Change	% Change
Research and development	4,021,149	1,535,534	2,485,615	162%
General and administrative	1,488,225	982,162	506,063	52%
Merger costs	-	1,964,065	(1,964,065)	-100%
Sales and marketing	310,941	73,736	237,205	322%
Total Operating Expenses	5,820,315	4,555,497	1,264,818	28%

Research and development expenses increased $2,485,615 to $4,021,149 for the year ended December 31, 2006, as compared to expenses of $1,535,534 for the same period in 2005. The increase is directly related to advancing the development of our drug candidates. All costs currently incurred in 2006 and 2005, in the research and development of drugs for cancer and women’s health were expensed as incurred.

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, increased by $506,063 to $1,488,225, for the year ended December 31, 2006, as compared to $982,162 for the same period in 2005. The increase for the current year was primarily due to the increase in business activities related to supporting the development of our company.

Merger cost is directly related to the most recent reverse merger and warrants issued to an advisor for services rendered in connection with the reverse merger. Payment was made via a grant of warrants. The cost associated is related to warrants issued for services performed by the advisor relating to the merger that took place in April 2005. We didn’t incur and type of merger cost in 2006. In 2005, we incurred an aggregate of $1,964,065 in merger related expenses.  The primary expense being the fair value of warrants granted to consultants and advisors.  There were no such merger related costs in 2006.

Sales and marketing expenses include salaries, commissions and expenses of sales and marketing personnel, travel and entertainment, and other selling and marketing costs. Sales and marketing expenses increased by $237,205 to $310,941 for the year ended December 31, 2006, as compared to $73,736 for the same period in 2005. The increase relates to improving the Company's website and attendance at a variety of industry tradeshows and conventions. We expect to have limited sales and marketing expenses for the foreseeable future.

Other Income (Expense). Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Net interest income increased by $94,461, to $242,923 for the year ended December 31, 2006, as compared to $148,462 for the same period in 2005. The increase relates to an increase in the average balance of invested cash and short-term investments. Interest expense in 2006 is derived from leases on laboratory equipment. Interest expense in 2005 was primarily derived from convertible notes issued in 2004, which were converted to equity in April 2005. Interest expense decreased by $26,377 to $47,354 for the year ended December 31, 2006, as compared to $73,731 for the same period in 2005. The decrease relates to not having any convertible note interest expense in 2006. The majority of the convertible notes were converted to equity in April 2005.

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

Effective December 31, 2005, we and all of the shareholders who received warrants pursuant to the April and May 2005 private placements, agreed to an amendment of the registration rights related to warrants they received. The amended registration rights changed the registration rights from demand with liquidated damages, to piggy-back registration rights, and no liquidated damages. The result of the change is that we are no longer required to record and measure the fair value of the warrants as a derivative liability. The change in fair value of warrant liability of $831,288 for the December 31, 2005 period, is the aggregate change in fair value from the date of issuance through the effective date of the amendment to the registration rights agreement.  In addition, we agreed to use our commercially reasonable best efforts to maintain the "resale" registration statement for the period of time originally required by both registration rights agreements.

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

Liquidity and Capital Resources

At December 31, 2006 and December 31, 2005, our cash, cash equivalents and short-term investments were equal to $3,055,456 and $6,448,054, respectively. Our principal cash requirements are for research and development, operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of operations. Our primary source of cash during fiscal 2006 was from the capital received pursuant to warrants (issued in the April/May 2005 private placement) being exercised. Our primary source of cash during fiscal 2005 was from the capital received pursuant to private placements of common stock, as described below.

In 2006, our cash flow from operating activities was primarily the result of cost incurred in operating our business, our cash flow from investing activities was primarily the result of fixed asset purchases, and our cash flow from financing activities were from warrants exercised.

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

On January 19, 2007, we completed a private placement to accredited investors of approximately 10,521,000 shares of our common stock, at a purchase price of $1.50 per share, which is equal to a 4.5% discount from the average closing market price of our common stock over the twenty day period ending on the pricing date of January 12, 2007, for gross proceeds of $15,781,500. As part of the private placement, the investors were issued five-year warrants to purchase up to an aggregate of 3,682,350 shares of our common stock, at an initial exercise price of $2.25. The warrants are callable by us when the trailing 10-day average of the closing market share price of our common stock equals or exceeds $2.75. Holders of called warrants will have 60 days to exercise their warrants after the call notice.

The net proceeds from the private placement, following the payment of offering-related expenses, will be used by us largely to fund the Phase I and II clinical trials for our products and for working capital and other general corporate purposes. At the closing of the private placement, we paid Cambria Capital, LLC and Blaylock Capital, LLC, the placement agents for the private placement, cash compensation of an aggregate of $1,262,520 and five-year warrants to purchase up to an aggregate of 736,470 shares of our common stock, at an exercise price of $1.50.

Debt and Lease Obligations

At December 31, 2006, we had obligations for leased equipment from various sources as shown below. Interest rates on such debt range from 9% to 10%. We also lease office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2010.

As of December 31, 2006, future minimum lease payments that come due in the current and following fiscal years ending December 30:

Period Ended December 31, 2006	Capital Leases	Operating Leases
2007	$336,539	$516,658
2008	315,728	527,393
2009	0	533,741
2010	0	407,366
2011 and thereafter	0	0
Total minimum lease payments	652,267	$1,985,157
Less: Amount representing interest	(59,193)
Present value of minimum lease payments	593,074
Less: Current portion	(292,333)
Obligations under capital lease, net of current portion	$300,741

Deferred Revenue Items

We have $102,500 of deferred revenue as of December 31, 2006, compared to $117,500 as of December 31, 2005.

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

We have incurred $9.8 million in cumulative net losses from our inception in 2002, and we expect losses to continue for the next several years. Our net loss for the fiscal year ended December 31, 2006 was $5.6 million, and for the fiscal year ended December 31, 2005 was $3.6 million. To date, we have only recognized revenues from a technology license and we do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none has been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including MF101 and BZL101, advance our other anti-cancer and women’s health product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and eventually engage in commercialization activities in anticipation of potential FDA approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline and we may not be able to continue as a going concern.

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

Our officers, directors and principal stockholders control approximately 31% of our currently outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have an effective registration statement registering the resale of up to 51,660,722 shares (of these shares, 4,875,998 are issuable upon the exercise of outstanding warrants), which is directly related to our reverse merger and April/May 2005 private placement. In February 2007, pursuant to a private placement completed in January 2007, we filed a registration statement covering 14,939,820 additional shares. The current and proposed registration statement represent a super majority of our currently outstanding shares of common stock. As additional shares of our common stock become available for resale in the public market pursuant to that registration statement, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of such shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

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

Item 8B.  OTHER INFORMATION.

None.

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 10.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 13.  EXHIBITS

Exhibit No.	Description of Exhibit

2.1(1)	Agreement of Merger and Plan of Reorganization, dated as of April 6, 2005, among Lighten Up Enterprises International, Inc., LTUP Acquisition Corp. and Bionovo, Inc.
2.2(2)	Agreement and Plan of Merger, dated as of June 28, 2005, between Lighten Up Enterprises International, Inc. and Bionovo, Inc.
3.1(3)	Certificate of Incorporation of Bionovo, Inc.
3.2(2)	By-laws of Bionovo, Inc.
4.1(4)	Form of Private Placement Warrant
4.2(9)	Form of Common Stock Certificate

Exhibit No.	Description of Exhibit
4.3(3)	Form of Bridge Warrant
4.4(5)	Form of Private Placement Warrant
10.1(4)	Form of Private Placement Subscription Agreement
10.2(4)	Form of Private Placement Investor Questionnaire
10.3(4)	Form of Private Placement Registration Rights Agreement
10.4(4)	Form of Private Placement Acknowledgement and Amendment
10.5(2)	Registration Rights Agreement, dated September 30, 2004
10.6(10)	Stock Incentive Plan, as amended
10.7(11)	Employment Agreement, dated July 1, 2004, between Bionovo, Inc. and Isaac Cohen
10.8(11)	Assignment and Assumption Agreement, dated April 6, 2005, among Registrant, Bionovo, Inc. and Isaac Cohen regarding Employment Agreement
10.9(11)	Employment Agreement, dated July 1, 2004, between Bionovo, Inc. and Mary Tagliaferri
10.10(11)	Assignment and Assumption Agreement, dated April 6, 2005, among the Registrant, Bionovo, Inc. and Mary Tagliaferri regarding Employment Agreement
10.11(6)

Licensing & Technology Transfer Agreement, dated as of November 6, 2003, with United Biotech Corporation (certain terms of this agreement have been omitted and are subject to confidential treatment granted by the SEC)

10.12(3)	Sublease, dated as of December 17, 2003, with Extensity
10.13(3)	Landlord Consent to Sublease, dated as of December 30, 2003, with Extensity, Inc. and CA-Emeryville Properties Limited Partnership
10.14(3)	Addendum to Sublease, dated as of April 20, 2004, with Geac Enterprise Solutions, Inc.
10.15(3)	Landlord Consent to Addendum to Sublease, dated July 16, 2004, with CA-Emeryville Properties Limited Partnership and Geac Enterprise Solutions, Inc.
10.16(3)	Exchange Agreement, dated as of April 4, 2005, with Mary E. Ross and Gary C. Lewis
10.17(3)	Declaration dated as of April 6, 2005 by Mary E. Ross
10.18(3)	Declaration dated as of April 6, 2005 by Gary C. Lewis
10.19(3)	Office Lease, dated as of July 6, 2005, with Emery Station Joint Venture, LLC

Exhibit No.	Description of Exhibit
10.20(3)	Sublease Agreement, dated as of August 1, 2005, with MycoLogics
10.21(3)	Merrill Lynch Bank USA Irrevocable Letter of Credit
10.22(7)	First Amendment to Registration Rights Agreement
10.23(7)	Amendment to Registration Rights Agreement
21.1(8)	Subsidiary of Registrant
23.1*	Consent of PMB Helin Donovan, LLP
31.1*	Certification of Principal Executive Officer.
31.2*	Certification of Principal Executive Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Executive Officer.

*	Filed herewith.

(1)	Incorporated by reference from Bionovo, Inc.’s Current Report on Form 8-K filed with the SEC on April 8, 2005.

(2)	Incorporated by reference from Bionovo, Inc.’s Definitive Proxy Statement on Schedule 14C filed with the SEC on June 3, 2005.

(3)	Incorporated by reference from Bionovo, Inc.’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.

(4)	Incorporated by reference from Bionovo, Inc.’s Current Report on Form 8-K filed with the SEC on May 11, 2005.

(5)	Incorporated by reference from Bionovo, Inc.’s Current Report on Form 8-K filed with the SEC on January 22, 2007.

(6)	Incorporated by reference from Bionovo, Inc.’s Current Report on Form 8-K, as amended and filed with the SEC on October 19, 2005.

(7)	Incorporated by reference from Bionovo, Inc.’s Current Report on Form 8-K filed with the SEC on March 10, 2006.

(8)	Incorporated by reference from Bionovo, Inc.’s Annual Report on Form 10-KSB For the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006.

(9)	Incorporated by reference from Exhibit 4 to the Registrant’s Form 10SB 12G filed with the SEC on November 7, 2002.

(10)	Incorporated by reference from the Registrant’s Schedule 14A filed with the SEC on April 17, 2006

(11)	Incorporated by reference from the Registrant’s Form 8-K/A, Amendment No. 1, filed with the SEC on June 3, 2005)

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2007.

BIONOVO, INC.

By:	/s/ Isaac Cohen
Isaac Cohen
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Isaac Cohen
Isaac Cohen	Chairman, President, Chief Executive Officer,	March 14, 2007
and Chief Scientific Officer (Principal
Executive Officer)
/s/James P. Stapleton
James P. Stapleton	Chief Financial Officer (Principal Financial	March 14, 2007
and Accounting Officer)

/s/David Naveh
David Naveh	Director	March 14, 2007

/s/Mary Tagliaferri
Mary Tagliaferri	Director, Vice President, Chief Regulatory	March 14, 2007
Officer, Secretary and Treasurer

/s/Michael Vanderhoof
Michael Vanderhoof	Director	March 14, 2007

/s/Frances W. Preston
Frances W. Preston	Director	March 14, 2007

/s/Brooks Corbin
Brooks Corbin	Director	March 14, 2007

Bionovo, Inc. Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm for the Years Ended December 31, 2006 and December 31, 2005	F-2
Consolidated Balance Sheet as of December 31, 2006	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2006 and December 31, 2005 and for the period February 1, 2002 (date of inception) to December 31, 2006	F-4
Consolidated Statement of Stockholder's Deficit for the Years Ended December 31, 2006 and December 31, 2005 and for the period February 1, 2002 (date of inception) to December 31, 2006	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and December 31, 2005 and for the period February 1, 2002 (date of inception) to December 31, 2006	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders’
Bionovo, Inc.
Emeryville, California

We have audited the accompanying consolidated balance sheets of Bionovo, Inc. (“BIONOVO”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of Bionovo (f/k/a Lighten Up Enterprises International, Inc.) from inception on February 1, 2002 through December 31, 2004. The consolidated financial statements as of December 31, 2004 and for the period from inception on February 1, 2002 through December 31, 2004, were audited by other auditors whose reports reflected a net loss of $593,630 of the total net loss from inception. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bionovo, Inc. as of December 31, 2006 and 2005 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financials statements, the Company changed its method of accounting for stock-based compensation upon adoption of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP San Francisco, California March 1, 2007

Bionovo, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31	December 31
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$2,571,439	$4,588,400
Short-term securities	484,017	1,859,654
Due from officers	1,796	1,796
Prepaid expenses and other current assets	183,528	54,926

Total current assets	3,240,780	6,504,776

Property and equipment,
net of accumulated depreciation	1,672,904	561,578

Other assets:
Intangible assets - patent pending, net of amortization	58,613	27,675

	$4,972,297	$7,094,029

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$780,393	$427,004
Current portion leases	292,333	108,523
Deferred revenue - current portion	15,000	15,000

Total current liabilities	1,087,726	550,527

Long term portion leases	300,741	239,695
Deferred revenue	87,500	102,500

Total Liabilities	1,475,967	892,722

Stockholders' Deficit:
Common stock, $0.0001 par value
Authorized shares - 100,000,000, issued and outstanding 51,337,224 and,
46,112,448 in 2006 and 2005, respectively	5,134	4,611
Additional paid-in capital	13,340,163	10,436,099
Deferred Compensation	-	(8,236)
Deficit accumulated during development stage	(9,848,967)	(4,231,167)

Total stockholders' equity (deficit)	3,496,330	6,201,307

	$4,972,297	$7,094,029

The accompanying notes form an integral part of these consolidated financial statements.

Bionovo, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			Accumulated from
			February 1, 2002
	Year ended	Year ended	(Date of Inception)
	December 31,	December 31,	to
	2006	2005	December 31, 2006

Revenue	$15,000	$15,000	$77,740

Cost of sales	-	-	-

Gross Profit	15,000	15,000	77,740

Operating expenses:
Research and development	4,021,149	1,535,534	5,854,462
General and administrative	1,488,225	982,162	2,783,023
Merger cost	-	1,964,065	1,964,065
Sales and marketing	310,941	73,736	385,177

Total operating expenses	5,820,315	4,555,497	10,986,727

Loss from operations	(5,805,315)	(4,540,497)	(10,908,987)

Other income (expense):
Change in fair value of warrant liability	-	831,288	831,288
Unrealized loss on short term securities	(18,592)	(2,259)	(20,851)
Loss on sale of assets	(4,854)		(4,854)
Interest expense	(47,354)	(73,731)	(150,435)
Interest income	261,515	148,462	410,472

Total other income (expense)	190,715	903,760	1,065,620

Loss before income taxes	(5,614,600)	(3,636,737)	(9,843,367)

Provision for income taxes	(3,200)	(800)	(5,600)

Net loss	$(5,617,800)	$(3,637,537)	$(9,848,967)

Net loss per share basic and diluted	$(0.11)	$(0.09)	$(0.33)

Weighted average shares outstanding basic and diluted	49,923,115	40,062,516	30,193,063

The accompanying notes form an integral part of these consolidated financial statements.

Bionovo, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Inception through December 31, 2006

	Common			Accumulated
	Stock	Additional	Deferred	Deficit During
	Number of	Paid-In	Stock	Development
	Shares	Capital	Compensation	Stage	Total

Balance at inception (February 1, 2002) - Adjusted
to reflect effect of stock split on June 17, 2004, and
March 4, 2004, and reverse merger on April 6, 2005	20,400,000	$(2,040)	$-	$-	$-

Balance, December 31, 2002	20,400,000	(2,040)	-	-	-

Net loss	-	-	-	(55,682)	(55,682)

Balance, December 31, 2003	20,400,000	(2,040)	-	(55,682)	(55,682)

Noncash compensation
expense for options issued	-	30,000	-	-	30,000
Net loss	-	-	-	(537,948)	(537,948)

Balance, December 31, 2004	20,400,000	27,960		(593,630)	(563,630)

Issuance of shares for reverse merger	4,000,000	(400)

Issuance of common stock for funds received by private placement net of financing cost	20,461,000	9,930,370	-	-	9,932,416

Issuance of common stock for conversion on notes payable	1,251,448	461,697	-	-	461,822

Amortization of deferred stock compensation	-	16,472	(8,236)	-	8,236

Net loss	-	-	-	(3,637,537)	(3,637,537)

Balance, December 31, 2005	46,112,448	$10,436,099	$(8,236)	$(4,231,167)	$6,201,307

Issuance of common stock for exercise of warrants	5,024,776	2,304,555	-	-	2,305,058

Issuance of common stock for services	200,000	164,980	-	-	165,000

Amortization of deferred stock compensation	-	-	8,236	-	8,236

Stock based compensation	-	434,529	-	-	434,529

Net loss	-	-	-	(5,617,800)	(5,617,800)

Balance, December 31, 2006	51,337,224	$13,340,163	$-	$(9,848,967)	$3,496,330

The accompanying notes form an integral part of these consolidated financial statements.

Bionovo, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Accumulated from February 1, 2002
	Years ended		(Date of
	December 31		Inception) to
	2006	2005	December 31, 2006

Cash flows provided by (used for) operating activities:
Net loss	$(5,617,800)	$(3,637,537)	$(9,948,967)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Noncash compensation expense for warrants issued	-	1,964,065	1,964,065
Noncash compensation expense for options issued	434,529	-	464,529
Amortization of note discount	-	117,235	139,084
Amortization of deferred stock compensation	8,236	8,236	16,472
Issuance of common stock for services	165,000	-	165,000
Change in fair value of warrant liability	-	(831,288)	(831,288)
Amortization of intangible assets	4,031	1,042	5,073
Depreciation	258,571	23,188	286,670
Unrealized loss on short term securities	18,592	2,259	20,851
Purchases of trading securities - inflows	(3,358,955)	(3,389,654)	(6,748,609)
Proceeds of securities of - outflows	4,716,000	1,530,000	6,246,000

Changes in assets and liabilities:
(Increase) decrease in assets:
Prepaid expenses	(128,602)	(54,926)	(183,796)

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	437,390	179,389	763,226
Deferred revenue	(15,000)	(15,000)	102,500
Accrued pension payable	(84,000)	32,000	-

Total adjustments	2,455,792	(433,454)	2,410,045

Net cash provided by (used for) operating activities	(3,162,008)	(4,070,991)	(7,439,190)

Cash flows used for investing activities:
Acquisition of intangible assets	(34,969)	(17,435)	(46,233)
Acquisition of fixed assets	(776,882)	(218,309)	(1,009,961)
Advance to officers	-	-	(1,796)

Net cash used for investing activities	(811,851)	(235,744)	(1,057,990)

Cash flows provided by financing activities:
Payments under capital lease obligations	(348,160)	-	(348,160)
Proceeds from issuance of common stock and warrants net of financing cost	2,305,058	8,749,122	11,054,180
Proceeds from issuance of common stock	-	-	500,000
Payments on convertible notes payable	-	(50,000)	(50,000)
Payments for financing costs for convertible notes	-	-	(87,401)

Net cash provided by financing activities	1,956,898	8,699,122	11,068,619

Net increase (decrease) in cash	(2,016,961)	4,392,387	2,571,439

Cash, beginning of year	4,588,400	196,013	-

Cash, end of period	$2,571,439	$4,588,400	$2,571,439

Supplemental disclosure of cash flow information:
Interest paid	$31,420	$-	$134,507

Income taxes paid	$800	$800	$4,800

Supplemental disclosure of noncash investing and financing activities-
Noncash warrant expense for warrants issued	$-	$1,964,065	$1,964,065

Adjustment in warrant liability	$-	$7,030,026	$7,030,026

Converstion of notes payable to common stock	$-	$450,000	$450,000

Assets acquried under capital lease	$593,015	$356,599	$949,614

Stock based compensation	$434,529	$-	$464,529

Conversion of accrued interest payable	$-	$11,697	$11,697

Issuance of common stock with reverse merger	$-	$400	$400

Issuance of common stock for services	$165,000	$-	$165,000

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

For the year ended December 31, 2006 and 2005, revenues of $15,000 and $15,000, respectively, were from a license agreement. The Company has no significant operating history and, from February 1, 2002, (inception) to December 31, 2006, has generated a net loss of $9,848,967. The accompanying financial statements for the year ended December 31, 2006, have been prepared assuming the Company will continue as a going concern. During the year 2007, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Liquidity:

The Company has sustained recurring losses and negative cash flows from operations. Over the past year, the Company’s growth has been funded through a combination of private equity, debt, and lease financing. As of December 31, 2006, the Company had $2,571,439 of unrestricted cash and $484,017 in short-term securities. During 2006, the Company obtained financing through exercise of warrants related to private placements from 2005. Additionally, in January 2007, the Company obtained additional financing of approximately $15 million through the sale of its common stock and warrants. The Company believes that, as a result of this, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. However, the Company has experienced and continues to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. In future years, the Company expects to seek to obtain additional funding through private equity. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2006, the Company maintains its cash and cash equivalents with a major investment firm, and a major bank.

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

As of December 31, 2006, net of accumulated depreciation of $286,670, the Company had $1,674,397 in lab equipment (of which $949,015 is leased), $52,411 of computer equipment, $48,227 in office furniture/equipment, and $184,538 in leasehold improvements. The Company had $258,571 and $23,188 in depreciation and amortization expense in 2006 and 2005, respectively.

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

Intangible assets - Patent Costs:

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. The Company has capitalized $63,686 in patent licensing costs as of December 31, 2006. Amortization expense charged to operations was $4,031 for 2006 and $1,042 for 2005.

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

Deferred Revenue:

Deferred revenue consists of upfront fees received for technology licensing that have not yet been recognized or earned. The Company recognized revenue derived from its licensing in accordance with SAB No. 104. These deferred revenues are recognized on a straight-line basis over the period of the arrangement.

Convertible Notes Payable:

During 2004, the Company had issued convertible debt securities with non-detachable conversion features. The values assigned to the warrants and embedded conversion feature of the Debentures followed the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The debt discount associated with the Warrants and embedded conversion feature is amortized to interest expense over the life of the Debenture or upon earlier conversion of the Debenture using the effective yield method. All convertible debentures were either converted or repaid during April 2005.

Stock and Warrants Issued to Third Parties

The Company accounts for stock and stock warrants issued to third parties, including customers, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services , and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) . Under the provisions of EITF 96-18, if none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the stock or warrants becomes probable. EITF 01-9 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer. The Company has not given any stock based consideration to a customer.

Stock-Based Compensation:

On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’ financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, The Company’ financial statements for prior periods do not include the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in The Company’ statement of operations for 2006 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense in 2006 also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has not been reduced for estimated forfeitures because they are estimated to be neglible. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company’ determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by The Company’ stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to, The Company’ expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

SFAS 123(R) requires the calculation of the beginning balance of the pool of excess tax benefits (additional paid-in capital pool or “APIC pool”) available to absorb tax deficiencies recognized subsequent to its adoption. SFAS 123(R) states that this beginning APIC pool shall include the net excess tax benefits that would have arisen had the company adopted the original Statement 123. FASB Staff Position (“FSP”) 123(R)-3 provides a simplified method for determining this APIC pool, which The Company may elect to adopt up to one year from its initial adoption of SFAS 123(R). The Company has made the decision to elect the simplified method for determining its APIC pool as provided in FSP 123(R)-3. The Company will recognize tax attributes associated with changes in the APIC pool based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes.

Prior to the adoption of SFAS 123(R), The Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant.

Stock-Based Compensation (Continued):

For grants in 2006, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 6.0% (iii) expected volatility 65.0%, and (iv) an expected life of the stated life of the option for options granted in 2006. The fair value was determined using the Black-Scholes option-pricing model.

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

Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Technology (Drug) license agreements are for a term of ten years and consist of nonrefundable upfront license fees and royalty payments. In accordance with Staff Accounting Bulletin 101 and 104, nonrefundable upfront license fees are recognized over the ten year license term using the straight-line method of accounting when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of the Company's continuing research and development efforts.

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

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the years ended December 31, 2006 and 2005, comprehensive loss is equivalent to the Company’s reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended December 31,
	2006	2005
Numerator
Net Loss	$(5,617,800)	$(3,637,537)

Denominator
Weighted average common shares outstanding	49,923,115	40,062,516

Total shares, basic	51,337,224	46,112,448

Net loss per common share:
Basic and diluted	$(0.11)	$(0.09)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2006	2005
Options to purchase common stock	2,952,254	2,772,254
Options to purchase common stock - Outside plan	103,212	103,212
Warrants to purchase common stock	4,832,248	9,919,524

Potential equivalent shares excluded	7,887,714	12,794,990

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

In June 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company has determined that there is no impact in adopting FIN 48.

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

NOTE 2 TRADING SECURITIES:

The Company’s short-term investments comprise equity and debt securities, all of which are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities at December 31, 2006. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

The composition of trading securities, classified as current assets, were all corporate bonds at December 31, 2006, and 2005.

	Year ended		Year ended
	December 31, 2006		December 31, 2005
	Cost	Fair Value	Cost	Fair Value
Bonds	$485,000	$484,017	$1,861,925	$1,859,654
Total trading securities	$485,000	$484,017	$1,861,925	$1,859,654

Investment income for the years ended December 31, 2006, and 2005 consists of the following:

	Year ended	Year ended
	December 31, 2006	December 31, 2005

Dividend and interest income	$261,515	$148,462
Net unrealized holding losses	(18,592)	(2,259)
Net investment income	$242,943	$146,203

NOTE 3 LICENSE AGREEMENT:

In 2003, the Company entered into a licensing and technology transfer agreement with a Taiwan biotech corporation wherein the rights to certain technology restricted to a certain geographic region were transferred to the Taiwan corporation for a period of 10 years, which will automatically renew for periods of 3 years, unless a 12-month written notice is given by either party to the agreement. The license agreement was for a one-time fee of $150,000 and future royalties based on 10% of future sales. The amount received for the license agreement is being recognized on a straight-line basis over the 10 year term. Additional fees may be earned by the Company in the future for additional clinical work.

NOTE 4 BALANCE SHEET COMPONENT:

Accounts Payable and Accrued Liabilities:

A summary is as follows:

	December 31,	December 31,
	2006	2005
Accounts Payable and Accrued liabilities:

Accounts payable	$546,909	$223,880
Accrued salaries and wages	114,356	48,913
Accrued pension payable	0	84,000
Other accrued liabilities	119,128	70,211

	$780,393	$427,004

NOTE 5 SIMPLIFIED EMPLOYEE PENSION PLAN:

The Company had a Simplified Employee Pension Plan (the "Plan"), which covers two officers of the Company. The Plan was established in 2004, and is administered by an outside administrator. Effective January 1, 2006, the Company no longer contributes to the Plan. Defined contribution pension expense for the Company was $0 for 2006 and $84,000 for 2005.

NOTE 6 CONVERTIBLE NOTES PAYABLE:

The Company had issued $500,000 of convertible notes payable on September 30, 2004. The notes are secured and bear interest at 6% per annum. Principal and interest was due on September 30, 2005. The notes are convertible into common stock at a conversion price equal to $0.3596 per share of stock at the option of the holder prior to the due date. It had been determined that there was no beneficial element of the conversion feature after the allocation of the warrants, discussed below, as set forth in EITF 00-27, as the conversion feature approximates the fair value of the shares on the date they were issued.

Additionally, the note holders received 556,123 warrants to purchase common stock in connection with the issuance of convertible notes. The warrants are exercisable at $0.5394 per share of stock and are for a term of five years. The fair value attributable to these warrants was $0 as of September 30, 2004. The fair value was determined using Black-Scholes option-pricing method, a 3.50% risk-free interest rate, and 0.0% expected volatility for a nonpublic company.

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

On March 17, 2006, the Company issued a call notice to all holders of the common stock purchase warrants ($0.75 exercise price) issued in the April 6, 2005 and May 5, 2005 private placements. Section 3(c) of the warrants permit the Company to call for cancellation all or a part of the unexercised portion of the warrants upon the occurrence of certain events. The events required are (i) an effective registration statement registering the resale of the shares of common stock underlying the warrants, (ii) the closing bid price of the common stock for each of the ten (10) consecutive trading days equals or exceeds $0.9375 and (iii) the average daily trading volume of the common stock for such ten (10) days period equals or exceeds 100,000 shares. As of March 16, 2006, each of the foregoing events had occurred. The holders of these warrants had until April 10, 2006 to exercise all or a portion of the unexercised portion of such warrants, and any such warrants not so exercised will automatically be canceled on that date. Pursuant to the call notice, warrant holders purchased 2,671,062 shares, warrants exercisable at $0.75 per share represented 2,495,125 shares, while warrants exercisable at $1.00 per share represented 175,937 shares.  Warrants representing 62,500 shares exercisable at $0.75 per share, were cancelled, as the warrant holders failed to exercise pursuant to the call notice.

Unrelated to the call notice, during the year ending December 31, 2006, certain warrant holder's exercised common stock purchase warrants representing 2,353,714 shares, for which the Company received $257,776.

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

Shares Reserved for Future Issuance:

The Company has reserved shares of common stock for future issuance as follows:

	December 31	December 31
	2006	2005

Stock Option Plan	3,544,534	3,496,788
Stock Option - outside of plan	103,212	103,212
Common stock warrants	4,832,248	9,919,524

	8,479,994	13,519,524

NOTE 9 COMMITMENTS:

Letter of Credit

Merrill Lynch Bank USA has issued a Letter of Credit to the Company, in the approximate aggregate amount of $381,000, to secure our lease of laboratory equipment. We have collateralized the Letter of Credit with a cash deposit in the approximate amount of $381,000.

Leases

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $949,015 and $356,000 at December 31, 2006 and December 31, 2005, respectively. Accumulated amortization of leased equipment at December 31, 2005 and December 31, 2004, was approximately $130,501 and $4,106, respectively. Amortization of assets under capital leases is included in depreciation expense.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2010. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $13,388 per month. Lease expense totaled $228,966 and $51,745 during 2006 and 2005, respectively.

The Company has signed a new premise lease effective October 2006 for 4 years for office and lab space in Emeryville, California. Monthly rents start at $27,161 per month and increase to $33,947 per month in the final year. The Company has signed a new premise lease effective November, 2006 for 3 years for lab space in Aurora, Colorado. Monthly rent is $2,767.

Future minimum lease payments under non-cancelable capital and operating leases are as follows:

Period Ended December 31, 2006	Capital Leases	Operating Leases
2007	$336,539	$516,658
2008	315,728	527,393
2009	0	533,741
2010	0	407,366
2011 and thereafter	0	0
Total minimum lease payments	652,267	$1,985,157
Less: Amount representing interest	(59,193)
Present value of minimum lease payments	593,074
Less: Current portion	(292,333)
Obligations under capital lease, net of current portion	$300,741

NOTE 10 STOCK OPTIONS:

On April 6, 2005, in connection with the completion of the reverse merger, the board of directors of our company assumed and adopted the Stock Incentive Plan, as amended, of Bionovo Biopharmaceuticals which we refer to as the Plan, and 3,496,788 shares of common stock for issuance under the Plan. In May 2006, shareholders approved an increase of 3,000,000 additional shares for the option plan.

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

Activity under the Plan is as follows:

			Weighted
	Shares	Number of	Average
	Available	Shares	Exercise	Aggregate
	For Grant	Granted	Price	Price
Balance at December 31, 2004	1,434,746	1,565,254	$0.54	$843,358

Increase in plan	496,788	-	$-	-
Options granted	(1,207,000)	1,207,000	$0.90	$1,086,300
Options exercised	-	-	$-	-
Options cancelled	-	-	$-	-
Options expired	-	-	$-	-

Balance at December 31, 2005	724,534	2,772,254	$0.68	$1,895,374

Increase in plan	3,000,000	-	$-	-
Options granted	(200,000)	200,000	$1.60	$320,000
Options exercised	-	-	$-	-
Options cancelled	20,000	(20,000)	$0.90	(18,000)
Options expired	-	-	$-	-

Balance at December 31, 2006	3,544,534	2,952,254	$0.74	$2,197,374

During the year ended December 31, 2006 and 2005, the Company issued options to purchase 200,000 and 1,207,000 shares of common stock, respectively, to its employees and directors. The fair value of each option grant is computed on the date of grant using the Black-Scholes option pricing model.

The following is a summary of changes to outstanding stock options during the fiscal year ended December 31, 2006:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2005	2,772,254	$0.68	8.69	$4,130,658
Granted	200,000	1.60	9.50	298,000
Exercised	-	-	-	-
Forfeited or expired	20,000	$0.90	9.50	29,800

Outstanding at December 31, 2006	2,952,254	$0.74	8.33	$4,398,858

Vested and expected to vest
at December 31, 2006	2,952,254	$0.74	8.33	$4,398,858

Options exercisable at December 31, 2006	2,246,966	$0.68	7.60	$3,347,979

At December 31, 2006, there were 3,544,534 shares available for grant under the employee stock option plan.

The table below presents information related to stock option activity for the fiscal ended December 31, 2006 and 2005 (in thousands):

Fiscal year ended December 31
	2006	2005

Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Gross income tax benefit from the exercise of stock options	$—	$—

The aggregate intrinsic value of $4,398,858 as of December 31, 2006 is based on Bionovo's closing stock price of $1.49 on that date and represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the twelve months ended December 31, 2006 was nil as no options were exercised. The total number of in-the-money options exercisable as of December 31, 2006 was $3,347,979.

As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $410,534. That cost is expected to be recognized over a weighted-average period of one year.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation under SFAS 123(R) for the year ended December 31, 2006 which was incurred as follows:

Fiscal year ended 31-Dec 2006
Research and development	$213,969
General and administrative	220,561
Stock compensation expense	434,530

The fair values of all stock options granted during the fiscal year ended December 31, 2006 and 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Expected life (in years)	5	5
Average risk-free interest rate	6.0%	4.0%
Expected volatility	65%	66 - 90%
Expected dividend yield	0%	0%

The expected term of employee stock options represents the period the stock options are expected to remain outstanding from date of grant and is based on the guidance of SAB No. 107, accordingly the period is the average of the vesting period and the term of the option. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected volatility for 2006 was determined using the volatility of the Company's own stock for 2006. Expected volatility for 2005 was determined using an average volatility of a peer group and the volatility of the Company's own stock. In 2005, management determined that utilizing only the volatility measured by the Company was not meaningful pursuant to limited stock trading activity and history.

The weighted-average estimated fair value of stock options granted (based on grant date) during the fiscal year ended December 31, 2006 and 2005 was $0.83 and $0.50 per share, respectively, using the Black-Scholes option pricing model. For the twelve months ended December 31, 2006 the Company granted stock options to employees and directors totaling 200,000 shares.

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

2005

Net income (loss) as reported	$(3,637,537)
Compensation recognized under APB 25	—
Compensation recognized under SFAS 123	(6,472)

Pro-forma net loss	$(3,644,009)

Net loss per share:
Basic and diluted — as reported	$(0.09)
Basic and diluted — pro-forma	$(0.09)

For grants in 2005, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 5.0%; (iii) expected volatility 66% to 90.0%; and (iv) an expected life of the stated life of the option for options granted in 2005. The fair value was determined using the Black-Scholes option-pricing model.

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

Total options under the Plan at December 31, 2005, comprised the following:

	Number	Weighted	Number
	Outstanding	Average	Exercisable
Option	as of	Remaining	as of
Exercise	December 31	Contractual life	December 31
Price	2005	(Years)	2005

$ 0.292	905,254	8.50	599,254
$ 0.833	732,000	8.33	531,000
$ 0.900	1,135,000	10.00	-

Total	2,772,254	8.94	1,130,254

Total options under the Plan at December 31, 2006, comprised the following:

	Number	Weighted	Number
	Outstanding	Average	Exercisable
Option	as of	Remaining	as of
Exercise	December 31	Contractual life	December 31
Price	2006	(Years)	2006

$ 0.292	905,254	7.50	854,254
$ 0.833	732,000	7.33	732,000
$ 0.900	1,115,000	9.00	557,500
$ 1.600	200,000	9.50	-

Total	2,952,254	8.33	2,143,754

NOTE 11  WARRANTS:

The following warrants are each exercisable into one share of common stock:

		Weighted
		Average
	Number of	Exercise	Aggregate
	Shares	Price	Price

Balance at December 31, 2004	556,123	$0.53952	$300,039
-		-	-
Warrants granted	9,363,401	$0.5993	$5,611,306
Warrants exercised	-	-	-
Warrants cancelled	-	-	-
Warrants expired	-	-	-

Balance at December 31, 2005	9,919,524	$0.5959	$5,911,345

Warrants granted	-	$-	$-
Warrants exercised	5,024,776	0.67	2,305,244
Warrants cancelled	62,500	0.75	-
Warrants expired		-	-

Balance at December 31, 2006	4,832,248	$0.74	$3,559,357

The common stock warrants are comprised of the following:

	Number	Weighted
	Outstanding	Average
	as of	Remaining
	December 31	Contractual life
Exercise Price	2005	(Years)

$ 0.010	1,979,630	3.75
$ 0.360	132,421	4.25
$ 0.500	2,136,100	4.25
$ 0.539	556,123	4.25
$ 0.750	2,557,625	4.25
$ 1.000	2,557,625	4.25

Total	9,919,524

	Number	Weighted
	Outstanding	Average
	as of	Remaining
Exercise	December 31	Contractual life
Price	2006	(Years)

$ 0.010	-	-
$ 0.360	-	-
$ 0.500	2,033,500	3.25
$ 0.539	556,123	3.25
$ 0.750	-	-
$ 1.000	2,242,625	3.25

Total	4,832,248

During the following fiscal years, the numbers of warrants to purchase common stock which will expire in the next five years if unexercised are:

Fiscal Year
Ending December 31,	Number

2007	-
2008	-
2009	556,123
2010	4,276,125
2011	-

4,832,248

The estimated fair value of the warrants was calculated using the Black-Scholes valuation model.  For grants in 2005 the following assumptions were used:  (i) no expected dividends, (ii) risk free interest rate of 4.0%, (iii) expected volatility of 90%, and (iv) expected life in the stated life of the warrant.  The fair value of the warrants ranged from $0.62 to $0.89. No warrants were granted in 2006.

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

NOTE 12 INCOME TAX:

The provision for income taxes on the statements of operations consists of $3,200 and $800 for the years ended December 31, 2006 and 2005, respectively.

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2006	2005
Net operating loss carryforward	$3,225,000	$458,000
Depreciation and amortization	(50,000)	-
Deferred revenue	-	40,000
	3,175,000	498,000
Less valuation allowance	(3,175,000)	(498,000)
	$-	$-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2006 and 2005, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2006, net operating loss carryforwards were approximately $8,111,000 for federal tax purposes that expire at various dates from 2023 through 2026 and $8,050,000 for state tax purposes that expire in 2014 through 2016 .

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2006 and 2005) to income taxes as follows:

	December 31, 2006	December 31, 2005
Tax benefit computed at 34%	$(1,909,000)	$(1,236,000)
Change in valuation allowance	2,677,000	305,000
Change in carryovers and tax attributes	(764,800)	931,800
	$3,200	$800

NOTE 13 SUBSEQUENT EVENTS:

January 2007 Private Placement

On January 19, 2007, the Company completed a private placement to accredited investors of approximately 10,521,000 shares of our common stock, at a purchase price of $1.50 per share, which is equal to a 4.5% discount from the average closing market price of its common stock over the twenty day period ending on the pricing date of January 12, 2007, for gross proceeds of $15,781,500. As part of the private placement, the investors were issued five-year warrants to purchase up to an aggregate of 3,682,350 shares of our common stock, at an initial exercise price of $2.25. The warrants are callable by the Company when the trailing 10-day average of the closing market share price of our common stock equals or exceeds $2.75. Holders of called warrants will have 60 days to exercise their warrants after the call notice.

The net proceeds from the private placement, following the payment of offering-related expenses, will be used by us largely to fund the Phase I and II clinical trials for our products and for working capital and other general corporate purposes. At the closing of the private placement, we paid Cambria Capital, LLC and Blaylock Capital, LLC, the placement agents for the private placement, cash compensation of an aggregate of $1,262,520 and five-year warrants to purchase up to an aggregate of 736,470 shares of our common stock, at an exercise price of $1.50.

The Company has agreed, pursuant to the terms of the registration rights agreements with the investors, to (i) use our best efforts to file a shelf registration statement with respect to the resale of the shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC within 45 days after the closing date; (ii) use our best efforts to have the shelf registration statement declared effective by the SEC within 90 days after the closing date (or 120 days in the event of a full review of the shelf registration statement by the SEC), (iii) use our commercially reasonable efforts to keep the shelf registration statement effective until all registrable securities (a) have been sold pursuant to the registration statement or an exemption from the registration requirements of the Securities Act of 1933 or (b) may be sold under Rule 144(k) under the Securities Act. The Company filed a registration statement with the SEC on Form SB-2 on February 12, 2007.

The private placement was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act of 1933. Each investor in the private placement submitted a subscription agreement and investor questionnaire in which the investor made certain representations and warranties as to their status as an “accredited investor.” The shares of common stock and warrants to purchase common stock were not registered under the Securities Act of 1933, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. No form of general solicitation or general advertising was used to offer or sell the above securities, and each certificate representing shares of common stock and each warrant sold in the private placement contains a legend to the effect that the securities represented by such instruments are restricted and may not be resold without registration under the Securities Act of 1933 or an exemption from that Act.

The following Proforma Balance sheet is presented to reflect solely the January 2007 private placement:

Bionovo, Inc.
(A Development Stage Company)
Consolidated Balance Sheets - Proforma

		Private Placement
	December 31	January 19
	2006	2007	Proforma
Assets

Current assets:
Cash and cash equivalents	$2,571,439	14,505,891	17,077,330
Short-term securities	484,017		484,017
Due from officers	1,796		1,796
Prepaid expenses and other current assets	183,528		183,528

Total current assets	3,240,780		17,746,671

Property and equipment,
net of accumulated depreciation	1,672,904		1,672,904

Other assets:
Intangible assets - patent pending, net of amortization	58,613		58,613

	$4,972,297		$19,478,188

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	780,393		780,393
Current portion leases	292,333		292,333
Deferred revenue	15,000		15,000

Total current liabilities	1,087,726		1,087,726

Long term portion leases	300,741		300,741
Deferred revenue	87,500		87,500

Total Liabilities	1,475,967		1,475,967

Stockholders' Deficit:
Common stock, $0.0001 par value
Authorized shares - 100,000,000, issued and outstanding 51,337,224, and
61,858,224 in 2006 and 2006 proforma, respectively	5,134	1,052	6,186
Additional paid-in capital	13,340,163	14,504,839	27,845,002
Deferred Compensation	-
Deficit accumulated during development stage	(9,848,967)		(9,848,967)

Total stockholders' equity	3,496,330		18,002,221

	$4,972,297		$19,478,188