Form 10QSB
period 2007-03-31
BIONOVO INC
filed 2007-05-08
CIK 1203957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐ Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period ____________ to ____________

Commission File Number 000-50073

BIONOVO, INC.
(Exact name of Small Business Issuer as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	20-5526892 (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common stock: 65,174,983 shares of $0.0001 par value Common Stock outstanding as of the date of this filing.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet (Unaudited)

March 31
2007
Assets

Current assets:
Cash and cash equivalents	$16,914,374
Short-term securities	386,617
Due from officers	1,796
Prepaid expenses and other current assets	202,695

Total current assets	17,505,482

Property and equipment,
net of accumulated depreciation	1,940,746

Other assets:
Intangible assets - patent pending, net of amortization	59,687

$19,505,915

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	1,422,151
Current portion leases	299,831
Deferred revenue	15,000

Total current liabilities	1,736,982

Long term portion leases	223,189
Deferred revenue	83,750

Total Liabilities	2,043,921

Stockholders' Equity:

Common stock, $0.0001 par value
Authorized shares - 100,000,000, issued and outstanding of 64,944,983	6,493
Additional paid-in capital	30,649,476
Deferred Compensation	-
Deficit accumulated during development stage	(13,193,975)

Total stockholders' equity	17,461,994

$19,505,915

See the accompanying notes to these condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

			Accumulated from
	Three months ended	Three months ended	February 1, 2002
	March 31,	March 31,	(Date of Inception) to
	2007	2006	March 31, 2007

Revenue	$3,750	$3,750	$81,490

Cost of sales	-	-	-

Gross Profit	3,750	3,750	81,490

Operating expenses:
Research and development	2,788,668	745,288	8,643,130
General and administrative	602,775	340,456	3,385,798
Merger cost	-	-	1,964,065
Sales and marketing	92,146	92,562	477,323

Total operating expenses	3,483,589	1,178,306	14,470,316

Loss from operations	(3,479,839)	(1,174,556)	(14,388,826)

Change in fair value of warrant liability	-	-	831,288
Unrealized loss on short term securities	-	-	(20,851)
Loss on sale of assets	-		(4,854)
Interest expense	(14,081)	(5,287)	(164,516)
Interest income	149,712	60,370	560,184

Total other income (expense)	135,631	55,083	1,201,251

Loss before income
taxes	(3,344,208)	(1,119,473)	(13,187,575)

Provision for income taxes	(800)	(1,600)	(6,400)

Net income (loss)	$(3,345,008)	$(1,121,073)	$(13,193,975)

Net income (loss) per share basic and diluted	$(0.05)	$(0.02)	$(0.42)

Weighted average shares outstanding basic and diluted	61,525,518	46,602,160	31,684,429

See the accompanying notes to these condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Unaudited)

					Accumulated
	Common Stock		Additional	Deferred	Deficit During
	Number of		Paid-In	Stock	Development
	Shares	Amount	Capital	Compensation	Stage	Total

Balance at inception (February 1, 2002) - Adjusted
to reflect effect of stock split on June 17, 2004, and
March 4, 2004, and reverse merger on April 6, 2005	20,400,000	$2,040	$(2,040)	$-	$-	$-

Balance, December 31, 2002	20,400,000	2,040	(2,040)	-	-	-

Net loss	-	-	-	-	(55,682)	(55,682)

Balance, December 31, 2003	20,400,000	2,040	(2,040)	-	(55,682)	(55,682)

Noncash compensation
expense for options issued	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	(537,948)	(537,948)

Balance, December 31, 2004	20,400,000	2,040	27,960		(593,630)	(563,630)

Issuance of shares for reverse merger	4,000,000	400	(400)
Issuance of common stock for funds received by private placement
net of financing cost	20,461,000	2,046	9,930,370	-	-	9,932,416
Issuance of common stock for conversion on notes payable	1,251,448	125	461,697	-	-	461,822
Amortization of deferred stock compensation	-	-	16,472	(8,236)	-	8,236

Net loss	-	-	-	-	(3,637,537)	(3,637,537)

Balance, December 31, 2005	46,112,448	$4,611	$10,436,099	$(8,236)	$(4,231,167)	$6,201,307

Issuance of common stock for exercise of warrants	5,024,776	503	2,304,555	-	-	2,305,058
Issuance of common stock for services	200,000	20	164,980	-	-	165,000
Amortization of deferred stock compensation	-	-	-	8,236	-	8,236
Stock option expense related to 123R	-	-	434,529	-	-	434,529
Net loss	-	-	-	-	(5,617,800)	(5,617,800)

Balance, December 31, 2006	51,337,224	$5,134	$13,340,163	$-	$(9,848,967)	$3,496,330

Issuance of common stock from private placement (unaudited)
net of financing cost	10,521,000	1,053	14,503,477	-		14,504,530
Issuance of common stock for exercise of warrants (unaudited)	3,056,759	303	2,663,775	-		2,664,078
Issuance of common stock for exercise of options (unaudited)	30,000	3	8,748			8,751
Stock option expense related to 123R (unaudited)	-	-	133,313	-		133,313
Net loss (unaudited)	-	-	-	-
					(3,345,008)	(3,345,008)
Balance, March 31, 2007 (unaudited)	64,944,983	$6,493	$30,649,476	$-	$(13,193,975)	$17,461,994

See the accompanying notes to these condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended		February 1, 2002
	March 31		(Date of Inception) to
	2007	2006	March 31, 2007
Cash flows provided by (used for) operating
activities:
Net loss	$(3,345,008)	$(1,121,073)	$(13,193,974)

Adjustments to reconcile net loss
to net cash provided by (used for)
operating activities:
Noncash compensation expense for warrants issued	-	-	1,964,065
Noncash compensation expense for options issued	133,313	233,019	597,842
Amortization of note discount	-	-	138,815
Amortization of deferred stock compensation	-	2,059	16,472
Issuance of common stock for services	-	-	165,000
Change in fair value of warrant liability	-	-	(831,288)
Amortization of intangible assets	1,097	853	6,170
Depreciation	116,308	35,706	402,978
Unrealized loss on short term securities	-	6,129	20,851
Purchases of trading securities	(387,600)	(2,191,612)	(7,136,209)
Proceeds from sales of trading securities	485,000	1,403,893	6,731,000

Changes in assets and liabilities:
(Increase) decrease in assets:
Prepaid expenses	(19,167)	28,337	(202,695)

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	641,759	(64,087)	1,404,985
Deferred revenue	(3,750)	(3,750)	98,750

Total adjustments	966,960	(549,453)	3,376,736

Net cash used for operating activities	(2,378,048)	(1,670,526)	(9,817,238)

Cash flows used for investing activities:
Acquisition of intangible assets	(2,172)	(20,069)	(48,405)
Acquisition of fixed assets	(384,150)	(135,501)	(1,394,111)
Advance to officers	-	-	(1,796)

Net cash used for investing activities	(386,322)	(155,570)	(1,444,312)

Cash flows provided by financing activities:
Payments under capital lease obligations	(70,054)	-	(418,214)
Proceeds from issuance of common stock and warrants
net of financing cost	17,177,359	864,484	28,231,539
Proceeds from issuance of common stock	-	-	500,000
Payments on convertible notes payable	-	-	(50,000)
Payments for financing costs for convertible notes	-	-	(87,401)

Net cash provided by financing activities	17,107,305	864,484	28,175,924

Net increase (decrease) in cash	14,342,935	(961,612)	16,914,374

Cash, beginning of year	2,571,439	4,588,400	-

Cash, end of period	$16,914,374	$3,626,788	$16,914,374

Supplemental disclosure of cash flow
information:
Interest paid	$26,597	$-	$161,104

Income taxes paid	$800	$-	$5,600

Supplemental disclosure of noncash investing
and financing activities-

Noncash warrant expense for warrants issued	$-	$-	$1,964,065

Adjustment in warrant liability	$-	$-	$7,030,026

Converstion of notes payable to common stock	$-	$-	$450,000

Assets acquried under capital lease	$-	$-	$949,614

Stock based compensation	$133,313	$233,019	$597,842

Conversion of accrued interest payable	$-	$-	$11,697

Issuance of common stock with reverse merger	$-	$-	$400

Issuance of common stock for services	$-	$-	$165,000

See the accompanying notes to these condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of Bionovo, Inc. (unless the context indicates otherwise, together with its wholly-owned subsidiary Bionovo Biopharmaceuticals, Inc., the "Company" or “Bionovo”) for the fiscal years ended December 31, 2006 and 2005 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2007, and the results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in Bionovo's significant accounting policies during the three months ended March 31, 2007 as compared to what was previously disclosed in Bionovo's Annual Report on 10-KSB for the year ended December 31, 2006.

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

Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2007, the Company maintains its cash and cash equivalents with a major investment firm and a major bank.

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

STOCK-BASED COMPENSATION

Prior to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), Bionovo accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of Statement 123, no stock compensation expense had been recognized in Bionovo statement of operations as the exercise price of Bionovo stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. On January 1, 2006, Bionovo adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes Bionovo's previous accounting for share-based awards under APB 25 for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). Bionovo has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Bionovo adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning of Bionovo's current year. Bionovo's financial statements as of and for the three months ended March 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, Bionovo's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock compensation expense recognized during the periods are based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in Bionovo's statement of operations for 2007 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense during the current period also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Bionovo's pro forma information required under SFAS 123 for the periods prior to 2006, forfeitures were estimated and factored into the expected term of the options.

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

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Period ended March 31
	2007	2006
Options to purchase common stock	3,395,254	2,700,254
Options to purchase common stock - Outside plan	103,212	103,212
Warrants to purchase common stock	6,194,309	9,919,416

Potential equivalent shares excluded	9,692,775	12,722,882

Intangible assets - Patent Costs:

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. The Company has net carrying amount of $59,687 in patent licensing costs as of March 31, 2007. Amortization expense charged to operations for the three months ended March 31, 2007 and 2006 was $1,097 and $853, respectively.

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three months ended March 31, 2007 and 2006, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). Under SFAS 158, companies must: a) recognize a net liability or asset to report the funded status of their plans on their statement of financial position, b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur in comprehensive income. The Company adopted the measurement date provisions of SFAS 158 effective October 1, 2006. The Company will adopt the recognition provisions of SFAS 158 as of the end of fiscal year 2007 as required by SFAS 158. See Note 11 for further information regarding the Company’s adoption of SFAS 158.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company’s year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 159 on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of January 1, 2007, as required. The Company has determined that there is no impact in adopting FIN 48.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics:  (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained.  FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  The adoption of FSP EITF 00-19-2 on January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.
.
NOTE 2. LIQUIDITY:

The Company has sustained recurring losses and negative cash flows from operations. Historically, the Company's growth has been funded through a combination of private equity, debt, and lease financing. As of March 31, 2007, the Company had approximately $16,915,000 of unrestricted cash and $386,617 in short-term securities. During the three months ended March 31, 2007, the Company obtained additional financing through a private placement of common shares and the exercise of warrants. The Company believes that, as a result of this, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. However, the Company has experienced and continues to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment.

For the three month period ended March 31, 2007, revenues of $3,750 were from a license agreement. The Company has no significant operating history and, from February 1, 2002, (inception) to March 31, 2007, has generated a net loss of $13,193,975. The accompanying financial statements for the three month period ended March 31, 2007, have been prepared assuming the Company will continue as a going concern. During 2007, management intends to seek additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

The Company's stock-based compensation primarily consists of the following:

Stock Options: The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options are typically granted throughout the year, generally vest three years thereafter and expire 10 years from the date of the award. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each separate vesting portion of the stock option award.

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

NOTE 3. SHARE-BASED COMPENSATION (CONTINUED):

General Option Information

The following is a summary of changes to outstanding stock options during the three months ended March 31, 2007:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2006	2,952,254	$0.74	8.08	$4,398,858
Granted	473,000	$1.65	9.75	704,770
Exercised	30,000	$0.29	-	-
Forfeited or expired	-	-		$-

Outstanding at March 31, 2007	3,395,254	$0.87	8.18	$19,590,616

Vested and expected to vest
at March 31, 2007	3,395,254	$0.87	8.18	$19,590,616

Options exercisable at March 31, 2007	2,091,441	$0.61	6.15	$12,067,612

At March 31, 2007, there were 3,101,534 shares available for grant under the employee stock option plan.

The table below presents information related to stock option activity for the three month period ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31
	2007	2006

Total intrinsic value of stock options exercised	$173,100	$—
Cash received from stock option exercises	$8,751	$—
Gross income tax benefit from the exercise of stock options	$0	$—

The aggregate intrinsic value of $19,590,616 as of March 31, 2007 is based on Bionovo's closing stock price of $5.77 on March 30, 2007, and represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $173,100, as 30,000 options were exercised. The total number of in-the-money options exercisable as of March 31, 2007 was $12,067,612.

As of March 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $876,316. That cost is expected to be recognized over a weighted-average period of one year.

NOTE 3. SHARE-BASED COMPENSATION (CONTINUED):

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation under SFAS 123(R) for the three months ended March 31, 2007 and 206 which was incurred as follows:

	Three months ended	Three months ended
	March 31	March 31
	2007	2006
Research and development	$96,888	92,909
General and administrative	36,425	55,110
Stock compensation expense	133,313	148,019

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2007 and 2006 was $1.65 and $0 per share, respectively, using the Black-Scholes option pricing model, with the following weighted-average assumptions for grants:

The fair values of all stock options granted during the three months ended March 31, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Expected life (in years)	5	5
Average risk-free interest rate	6.0%	4.0%
Expected volatility	81%	90%
Expected dividend yield	0%	0%

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

The weighted-average estimated fair value of stock options granted (based on grant date) during the three months ended March 31, 2007 and 2006 was $1.65 and $0 per share, respectively. For the three months ended March 31, 2007 the Company granted stock options to employees and consultants totaling 473,000 shares.

A summary of warrants for the three months ended March 31, 2007 is as follows:

		Weighted
		Average
	Number of	Exercise	Aggregate
	Shares	Price	Price
Balance at December 31, 2005	9,919,524	$0.5959	$5,911,345

Warrants granted	-	$-	$-
Warrants exercised	5,024,776	$0.66	$2,305,058
Warrants cancelled	62,500	$0.75	-
Warrants expired	-	$-	-

Balance at December 31, 2006	4,832,248	$0.74	$3,559,357

Warrants granted	4,418,820	$2.13	$9,389,993
Warrants exercised	3,056,759	$0.87	$2,662,717
Warrants cancelled	-	-	-
Warrants expired	-	-	-

Balance at March 31, 2007	6,194,309	$1.66	$10,286,632

During the three months ended March 31, 2007, no restricted stock awards were granted.

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

On March 17, 2006, the Company issued a call notice to all holders of the common stock purchase warrants ($0.75 exercise price) issued in the April 6, 2005 and May 5, 2005 private placements. Section 3(c) of the warrants permit the Company to call for cancellation all or a part of the unexercised portion of the warrants upon the occurrence of certain events. The events required are (i) an effective registration statement registering the resale of the shares of common stock underlying the warrants, (ii) the closing bid price of the common stock for each of the ten (10) consecutive trading days equals or exceeds $0.9375 and (iii) the average daily trading volume of the common stock for such ten (10) days period equals or exceeds 100,000 shares. As of March 16, 2006, each of the foregoing events had occurred. The holders of these warrants had until April 10, 2006 to exercise all or a portion of the unexercised portion of such warrants, and any such warrants not so exercised will automatically be canceled on that date. As of March 31, 2006, warrant holders exercised warrants representing 1,085,625 shares, for which the Company received $844,687.50. As of April 10, 2006, warrant holders exercised warrants to purchase an additional 1,585,437 shares at exercise prices of $0.75 and $1.00, for which the Company received $1,202,594. Pursuant to warrants not being exercised by April 10, 2006, warrants representing 62,500 shares exercisable at $0.75 per share, were cancelled. Of the 2,671,062 exercised, warrants exercisable at $0.75 per share represented 2,495,125 shares, while warrants exercisable at $1.00 per share represented 175,937 shares.   In June 2006, certain warrant holders exercised common stock purchase warrants representing 140,234 shares, for which the Company received $55,429. In July 2006, certain warrant holder's exercised common stock purchase warrants representing 87,500 shares, for which the Company received $87,500.

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

The Company has agreed, pursuant to the terms of the registration rights agreements with the investors, to (i) use our best efforts to file a shelf registration statement with respect to the resale of the shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC within 45 days after the closing date; (ii) use our best efforts to have the shelf registration statement declared effective by the SEC within 90 days after the filing deadline (or 120 days in the event of a full review of the shelf registration statement by the SEC), (iii) use our commercially reasonable efforts to keep the shelf registration statement effective until all registrable securities (a) have been sold pursuant to the registration statement or an exemption from the registration requirements of the Securities Act of 1933 or (b) may be sold under Rule 144(k) under the Securities Act. The Company filed a registration statement with the SEC on Form SB-2 on February 12, 2007.

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

On March 9, 2007, the Company issued a call notice to all holders of the common stock purchase warrants ($1.00 exercise price) issued in the April 6, 2005 and May 5, 2005 private placements. Section 3(c) of the warrants permit the Company to call for cancellation all or a part of the unexercised portion of the warrants upon the occurrence of certain events. The events required are (i) an effective registration statement registering the resale of the shares of common stock underlying the warrants, (ii) the closing bid price of the common stock for each of the ten (10) consecutive trading days equals or exceeds $1.25 and (iii) the average daily trading volume of the common stock for such ten (10) days period equals or exceeds 100,000 shares. As of March 8, 2007, each of the foregoing events had occurred. The holders of these warrants had until March 31, 2007 to exercise all or a portion of the unexercised portion of such warrants, and any such warrants not so exercised will automatically be canceled on that date. As of March 31, 2007, warrant holders exercised warrants representing 2,242,625, shares, for which the Company received $2,242,625. As of March 31, 2007, all of the $1.00 warrants from the April 6, 2005 and May 5, 2005 private placements have been exercised pursuant to this call notice, or exercised prior to the call notice.

During the first quarter ended March 31, 2007, certain warrant holder's exercised common stock purchase warrants representing 814,134 shares, for which the Company received $420,092.

Option Grants:

On January 3, 2007, the Board of Directors issued options for 473,000 shares of common stock to employees and directors with an exercise price of $1.65 (fair market value on January 3, 2007). This grant was approved by the Board of Directors on November 2, 2006.

On April 2, 2007, the Board of Directors issued options for 229,500 shares of common stock to employees and directors with an exercise price of $5.75 (fair market value on April 2, 2007) of which four directors received option grants for 67,500 shares of common stock each. This grant was approved by the Board of Directors on March 8, 2007.

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

The Company has received a loan commitment from General Electric which allowed the Company to purchase $1,002,000 of laboratory equipment from Agilent Technologies, Inc. (“Agilent”). The loan is for three years, with a 25% down payment. Once the Company has received all of the Agilent equipment, and the equipment is installed an operating as designed, the Company will execute the loan documents.

NOTE 8. SUBSEQUENT EVENTS:

None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Discussion and Analysis should be read in conjunction with our audited financial statements and accompanying footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Since our inception, we have funded our operations primarily through proceeds of $500,000 from the private placement of convertible debt in September 2004, aggregate proceeds of $10.2 million from private placements of common stock and warrants in April and May 2005, and aggregate proceeds of $15.7 million from a private placement of common stock and warrants in January 2007.

Most of our efforts to date have been to discover and develop our pipeline of product candidates, to develop our product platform and to seek or obtain patents for our intellectual property. Research and development expenditures through March 31, 2007 were related primarily to the development of our lead product candidates MF101 and BZL101, and to filing patent applications on our inventions.

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

Research and Development Activities

Included in research and development expenses are the following activities and related expenses: basic research and preclinical expenses, clinical trials and drug development expenses. During the three months ended March 31, 2007, we incurred research and development expenses of $2,788,668. During the fiscal years ended December 31, 2006 and December 31, 2005, we incurred research and development expenses of $4,021,149 and $1,535,534, respectively. We further expect that research and development expenses will increase over the coming months as we continue development of our drugs.

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

Clinical Development Strategy and Ongoing Clinical Programs

Our research and development costs from 2002 to March 31, 2007 have principally related to our pre-clinical and clinical development of MF101, BZL101, and to a lesser degree AA102, and VG101.

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

During 2004, we also completed a Phase I clinical trial of BZL101 for metastatic breast cancer. We submitted our Phase I report to the FDA summarizing the results of the trial. The FDA has accepted our Phase I/II trial of BZL101 for metastatic breast cancer and. The first patient was enrolled to the BZL101 trial on April 18, 2007.

Based on preclinical testing, Bionovo is seeking FDA approval for a Phase I/II clinical trial of BZL101 for the treatment of pancreatic cancer. Subject to FDA approval, Bionovo expects to commence the Phase I/II trial of BZL101 for pancreatic cancer in the next 12 months.

AA102, is an anticancer agent and VG101, is an intra-vaginal suppository for the treatment of postmenopausal vulvar and vaginal atrophy (vaginal dryness). Assuming approval of the IND submissions for these drugs, the Phase I/II clinical trial of AA102 is expected to commence in January 2008, and the Phase I trial of VG101 is expected to commence in January 2008.

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

	Phase I			Phase II			Phase III
Drug	Cost	# of Patients	Timing	Cost	# of Patients	Timing	Cost	# of Patients	Timing
MF101	0	0	Completed	$5.5M	180	Q1 2006 to	$40M	1,000	Q2 2008 to
						Q2 2007			Q4 2009

BZL101-Metastatic Breast Cancer	0	0	Completed	$5.5M	100	Q2 2007 to Q2 2009	$25M	480	Q4 2009 to Q3 2011

BZL101-Pancreatic cancer	$2.0M	25	Q4 2007 to Q1 2009	Advancing BZL101 to Phase III trials for pancreatic cancer will be based on the results of the Phase I/II trial and receipt of necessary funding.

AA102	$3.5M	60	Q1 2008 to Q1 2009	Advancing AA102 to Phase III trials will be based on the results of the Phase I/II trial and receipt of necessary funding.

VG101	$1.5M	25	Q1 2008 to Q1 2009	Advancing VG101 to Phase II trials will be based on the results of the Phase I trial and receipt of necessary funding.

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

Prior to March 31, 2007, we did not specifically identify all external clinical trial and drug development expenses by program. By December 2007, we plan to report external clinical trial and drug development expenses by program.

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

Revenue .

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

Stock-Based Compensation .

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

Commitments and Contingencies .

Commitments and Contingencies are disclosed in the footnotes of the financial statements according to generally accepted accounting principles. If a contingency becomes probable, and is estimatable by management, a liability is recorded per FAS 5.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements to report for the three months ended March 31, 2007. We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Results of Operations

Comparison of Three Months Ended March 31, 2007 and March 31, 2006

Revenues .

Revenue of $3,750 for the three months ended March 31, 2007, was the same as compared to revenue of $3,750 for the three months ended March 31, 2006. Revenue for both periods is the result of the licensing and technology transfer agreement with a Taiwanese biotech corporation. We do not expect our revenues to have a material impact on our financial results during the remainder of 2007.

Research and Development.

Research and development expenses were $2,788,668 and $745,288 for the three months ended March 31, 2007 and 2006, respectively, an increase of $2,043,380 or 274%. The increase is directly related to advancing the development of our drug candidates. All costs currently incurred in the research and development of drugs for cancer and women's health were expensed as incurred.

Effective January 1, 2006, we adopted SFAS No. 123(R), which is discussed further below. SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For the three months ended March 31, 2007, we recognized $96,888 in stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in research and development expenses.

General and Administrative.

General and administrative expenses, which include personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs, were $602,775 and $340,456 for the three months ended March 31, 2007 and 2006, respectively, a increase of $262,319 or 77%. The increase for the current year was primarily due to an increase in facility rental and legal expenses, in addition to an increase in business activities related to supporting the development of our Company.

Effective January 1, 2006, we adopted SFAS No. 123(R), which is discussed further below. SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For the three months ended March 31, 2007, we recognized $36,425 in stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in general and administrative expenses.

Sales and Marketing.

Sales and marketing expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. Sales and marketing expenses were $92,146 and $92,562 for the three months ended March 31, 2007 and 2006, respectively, a decrease of $416 or 0%. The decrease relates to fewer industry tradeshows and conventions attended. We expect to have limited sales and marketing expenses for the foreseeable future.

Other Income (Expense).

Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. Net interest income was $149,712 and $60,370 for the three months ended March 31, 2007 and 2006, respectively, an increase of $89,342 or 148%. The increase relates to an increase in the average balance of invested cash and short-term investments. Interest expense was $14,081 and $5,287 for the three months ended March 31, 2007 and 2006, respectively, an increase of $8,794 or 166%. For the three months ended March 31, 2007, interest expense is directly related to equipment lease agreements.

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

At March 31, 2007 our cash and cash equivalents and short-term securities were equal to $16,914,374 and $386,617, respectively. Our principal cash requirements are for research and development, operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of operations. Our primary source of cash during the three month period ended March 31, 2007 was from the capital received pursuant to the January 2007 private placement of our common stock, as described below.

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

The Company has agreed, pursuant to the terms of the registration rights agreements with the investors, to (i) use our best efforts to file a shelf registration statement with respect to the resale of the shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC within 45 days after the closing date; (ii) use our best efforts to have the shelf registration statement declared effective by the SEC within 90 days after the filing deadline (or 120 days in the event of a full review of the shelf registration statement by the SEC), (iii) use our commercially reasonable efforts to keep the shelf registration statement effective until all registrable securities (a) have been sold pursuant to the registration statement or an exemption from the registration requirements of the Securities Act of 1933 or (b) may be sold under Rule 144(k) under the Securities Act. The Company filed a registration statement with the SEC on Form SB-2 on February 12, 2007.

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

On March 9, 2007, the Company issued a call notice to all holders of the common stock purchase warrants ($1.00 exercise price) issued in the April 6, 2005 and May 5, 2005 private placements. Section 3(c) of the warrants permit the Company to call for cancellation all or a part of the unexercised portion of the warrants upon the occurrence of certain events. The events required are (i) an effective registration statement registering the resale of the shares of common stock underlying the warrants, (ii) the closing bid price of the common stock for each of the ten (10) consecutive trading days equals or exceeds $1.25 and (iii) the average daily trading volume of the common stock for such ten (10) days period equals or exceeds 100,000 shares. As of March 8, 2007, each of the foregoing events had occurred. The holders of these warrants had until March 31, 2007 to exercise all or a portion of the unexercised portion of such warrants, and any such warrants not so exercised will automatically be canceled on that date. As of March 31, 2007, warrant holders exercised warrants representing 2,242,625, shares, for which the Company received $2,242,625. As of March 31, 2007, all of the $1.00 warrants from the April 6, 2005 and May 5, 2005 private placements have been exercised pursuant to this call notice, or exercised prior to the call notice.

During the first quarter ended March 31, 2007, certain warrant holders exercised common stock purchase warrants representing 814,134 shares, for which the Company received $420,092.

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

We have incurred $13.2 million in cumulative net losses from our inception in 2002, and we expect losses to continue for the next several years. Our net loss for the three month period ended March 30, 2007 was $3,345,008. Our net loss for the fiscal year ended December 31, 2006 was $5.6 million, and for the fiscal year ended December 31, 2005 was $3.6 million. To date, we have only recognized revenues from a technology license and we do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none has been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including MF101 and BZL101, advance our other anti-cancer and women's health product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and eventually engage in commercialization activities in anticipation of potential FDA approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline and we may not be able to continue as a going concern.

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

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. As the market price of our common stock has been less than $5.00 per share during this quarter, our common stock is considered a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded on the NASDAQ's OTC Bulletin Board, investors may find it difficult to obtain accurate quotations for our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders.

Our officers, directors and principal stockholders control approximately 33% of our currently outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Fitzsimons Redevelopment Authority

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Date: May 8, 2007

BIONOVO, INC.

By:	/s/ Isaac Cohen
Isaac Cohen, Chief Executive
Officer and President
(Principal Executive Officer)

By:	/s/ James P. Stapleton
James P. Stapleton, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)