Form 10QSB
period 2007-06-30
BIONOVO INC
filed 2007-08-06
CIK 1203957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2007

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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock: 65,443,934 shares of $0.0001 par value Common Stock outstanding as of the date of this filing.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,549,587	$2,571,439
Short-term investments	483,836	484,017
Receivables from officers and employees	1,796	1,796
Prepaid expenses and other current assets	339,776	183,528
Total current assets	15,374,995	3,240,780
Property and equipment, net	3,401,522	1,672,904
Other assets - patent pending, net	88,252	58,613
Total assets	$18,864,769	$4,972,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,666,283	$780,393
Current portion of lease obligation	695,012	292,333
Deferred revenue	15,000	15,000
Total current liabilities	2,376,295	1,087,726
Non-current portion of lease obligation	877,835	300,741
Non-current portion of deferred revenue	80,000	87,500
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 190,000,000 shares authorized; issued and outstanding shares: 65,388,934 at June 30, 2007 and 51,337,224 at December 31, 2006	6,538	5,134
Additional paid-in capital	31,374,424	13,340,163
Accumulated deficit during development stage	(15,850,323)	(9,848,967)
Total shareholders’ equity	15,530,639	3,496,330
Total liabilities and shareholders’ equity	$18,864,769	$4,972,297

See the accompanying notes to these condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006	Accumulated from February 1, 2002 (Date of Inception) to June 30, 2007

Revenue	$3,750	$3,750	$7,500	$7,500	$85,240

Cost of sales	-	-	-	-	-

Gross Profit	3,750	3,750	7,500	7,500	85,240

Operating expenses:
Research and development	1,979,103	901,519	4,767,771	1,646,806	10,622,233
General and administrative	854,390	317,749	1,457,165	658,206	4,240,188
Merger cost	-	-	-	-	1,964,065
Sales and marketing	10,534	73,906	102,680	166,468	487,857

Total operating expenses	2,844,027	1,293,174	6,327,616	2,471,480	17,314,343

Loss from operations	(2,840,277)	(1,289,424)	(6,320,116)	(2,463,980)	(17,229,103)

Other income (expense):
Change in fair value of warrant liability	-	-	-	-	831,288
Unrealized loss on short term securities	-	-	-	-	(20,851)
Loss on sale of assets	-	-	-		(4,854)
Interest expense	(12,446)	(8,296)	(26,527)	(13,583)	(176,962)
Interest income	197,975	70,719	347,687	131,089	758,159

Total other income (expense)	185,529	62,423	321,160	117,506	1,386,780

Loss before income taxes	(2,654,748)	(1,227,001)	(5,998,956)	(2,346,474)	(15,842,323)

Provision for income taxes	(1,600)	-	(2,400)	(1,600)	(8,000)

Net loss	$(2,656,348)	$(1,227,001)	$(6,001,356)	$(2,348,074)	$(15,850,323)

Net income (loss) per share basic and diluted	$(0.04)	$(0.02)	$(0.09)	$(0.05)	$(0.48)

Weighted average shares outstanding basic and diluted	65,213,935	50,579,311	63,388,724	48,595,083	33,229,196

See the accompanying notes to these condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Accumulated from February 1, 2002
	Six months ended June 30		(Date of Inception) to
	2007	2006	June 30, 2007
Cash flows provided by (used for) operating
activities:
Net loss	$(6,001,356)	$(2,348,074)	$(15,850,323)

Adjustments to reconcile net loss
to net cash provided by (used for)
operating activities:
Noncash compensation expense for warrants issued	-	-	1,964,065
Noncash compensation expense for options issued	336,005	285,525	800,534
Option grant expense recognized on restricted stock	-	109,118	-
Amortization of note discount	-	-	138,815
Amortization of deferred stock compensation	-	4,118	16,472
Issuance of common stock for services	-	-	165,000
Change in fair value of warrant liability	-	-	(831,288)
Amortization of intangible assets	2,698	1,833	7,771
Depreciation	255,868	80,036	542,538
Unrealized loss on short term securities	-	2,155	20,852
Purchases of trading securities	(484,819)	(2,657,771)	(7,233,428)
Proceeds from sales of trading securities	485,000	2,794,338	6,731,000

Changes in assets and liabilities:
(Increase) decrease in assets:
Prepaid expenses	(156,248)	(47,343)	(339,776)

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	885,890	111,997	1,649,116
Accrued Pension Payable	-	(84,000)	-
Deferred revenue	(7,500)	(7,500)	95,000

Total adjustments	1,316,894	592,506	3,726,670

Net cash used for operating activities	(4,684,462)	(1,755,568)	(12,123,652)

Cash flows used for investing activities:
Acquisition of intangible assets	(32,337)	(27,494)	(78,570)
Acquisition of fixed assets	(862,970)	(327,841)	(1,872,931)
Advance to officers	-	-	(1,796)

Net cash used for investing activities	(895,307)	(355,335)	(1,953,297)

Cash flows provided by financing activities:
Payments under capital lease obligations	(141,743)	(237,391)	(489,903)
Proceeds from issuance of common stock and warrants
net of financing cost	17,699,660	2,102,710	28,753,840
Proceeds from issuance of common stock	-	-	500,000
Payments on convertible notes payable	-	-	(50,000)
Payments for financing costs for convertible notes	-	-	(87,401)

Net cash provided by financing activities	17,557,917	1,865,319	28,626,536

Net increase (decrease) in cash	11,978,148	(245,584)	14,549,587

Cash, beginning of year	2,571,439	4,588,400	-

Cash, end of period	$14,549,587	$4,342,816	$14,549,587

Supplemental disclosure of cash flow
information:
Interest paid	$26,527	$-	$161,034

Income taxes paid	$-	$-	$4,800

Supplemental disclosure of noncash investing
and financing activities-
Noncash warrant expense for warrants issued	$-	$-	$1,964,065

Adjustment in warrant liability	$-	$-	$7,030,026

Converstion of notes payable to common stock	$-	$-	$450,000

Assets acquried under capital lease	$1,211,148	$593,015	$2,160,762

Stock based compensation	$336,005	$394,463	$800,535

Conversion of accrued interest payable	$-	$-	$11,697

Issuance of common stock with reverse merger	$-	$-	$400

Issuance of common stock for services	$-	$-	$165,000

See the accompanying notes to these condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Unaudited)

					Accumulated
	Common Stock		Additional	Deferred	Deficit During
	Number of		Paid-In	Stock	Development
	Shares	Amount	Capital	Compensation	Stage	Total

Balance at inception (February 1, 2002) - Adjusted
to reflect effect of stock split on June 17, 2004, and
March 4, 2004, and reverse merger on April 6, 2005	20,400,000	$2,040	$(2,040)	$-	$-	$-

Balance, December 31, 2002	20,400,000	2,040	(2,040)	-	-	-

Net loss	-	-	-	-	(55,682)	(55,682)

Balance, December 31, 2003	20,400,000	2,040	(2,040)	-	(55,682)	(55,682)

Noncash compensation
expense for options issued	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	(537,948)	(537,948)

Balance, December 31, 2004	20,400,000	2,040	27,960		(593,630)	(563,630)

Issuance of shares for reverse merger	4,000,000	400	(400)
Issuance of common stock for funds received by private placement
net of financing cost	20,461,000	2,046	9,930,370	-	-	9,932,416
Issuance of common stock for conversion on notes payable	1,251,448	125	461,697	-	-	461,822
Amortization of deferred stock compensation	-	-	16,472	(8,236)	-	8,236

Net loss	-	-	-	-	(3,637,537)	(3,637,537)

Balance, December 31, 2005	46,112,448	$4,611	$10,436,099	$(8,236)	$(4,231,167)	$6,201,307

Issuance of common stock for exercise of warrants	5,024,776	503	2,304,555	-	-	2,305,058
Issuance of common stock for services	200,000	20	164,980	-	-	165,000
Amortization of deferred stock compensation	-	-	-	8,236	-	8,236
Stock option expense related to 123R	-	-	434,529	-	-	434,529
Net loss	-	-	-	-	(5,617,800)	(5,617,800)

Balance, December 31, 2006	51,337,224	$5,134	$13,340,163	$-	$(9,848,967)	$3,496,330

Issuance of common stock from private placement (unaudited) net of financing cost	10,521,000	1,053	14,503,477	-	-	14,504,530
Issuance of common stock for exercise of warrants (unaudited)	3,056,759	303	2,663,775	-	-	2,664,078
Issuance of common stock for exercise of options (unaudited)	30,000	3	8,748	-	-	8,751
Stock option expense related to 123R (unaudited)	-	-	133,313	-	-	133,313
Net loss (unaudited)	-	-	-	-	-
					(3,345,008)	(3,345,008)
Balance, March 31, 2007 (unaudited)	64,944,983	$6,493	$30,649,476	$-	$(13,193,975)	$17,461,994

Issuance of common stock from private placement (unaudited) net of financing cost	-	-	-	-	-	-
Issuance of common stock for exercise of warrants (unaudited)	413,951	42	495,260	-	-	495,302
Issuance of common stock for exercise of options (unaudited)	30,000	3	26,996	-	-	26,999
Stock option expense related to 123R (unaudited)	-	-	202,692	-	-	202,692
Net loss (unaudited)	-	-	-	-	-	-
					(2,656,348)	(2,656,348)
Balance, June 30, 2007 (unaudited)	65,388,934	$6,538	$31,374,424	$-	$(15,850,323)	$15,530,639

See the accompanying notes to these condensed consolidated financial statements.

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS AND BASIS OF PRESENTATION

Bionovo, Inc. (“Bionovo” or the“Company”) is a clinical stage drug discovery and development company focusing on women’s health and cancer, two large markets with significant unmet needs. Building on an understanding of the biology of menopause and cancer, the Company designs new drugs derived from botanical sources which have novel mechanisms of action. The Company is currently developing drugs to treat breast, ovarian and pancreatic cancers, and for menopause.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of Bionovo, Inc. (unless the context indicates otherwise, together with its wholly-owned subsidiary Bionovo Biopharmaceuticals, Inc., the "Company" or “Bionovo”) for the fiscal years ended December 31, 2006 and 2005 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2007, and the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Basis of Consolidation

The consolidated financial statements include the accounts of Bionovo, Inc. and its wholly owned subsidiary Bionovo Biopharmaceuticals Inc. All significant intercompany balances and transactions have been eliminated.

Formation of the Company

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

Development Stage Company

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

The Company is a development stage entity and is primarily engaged in the development of pharmaceuticals to treat cancer and women's health. The initial focus of the Company's research and development efforts will be the generation of products for the treatment of breast, ovarian and pancreatic cancers and to alleviate the symptoms of menopause. The production and marketing of the Company's products and its ongoing research and development activities are and will continue to be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the Food and Drug Administration (FDA) under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in Bionovo's significant accounting policies during the three and six months ended June 30, 2007 as compared to what was previously disclosed in Bionovo's Annual Report on 10-KSB for the year ended December 31, 2006.

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management makes estimates that affect deferred income tax assets, estimated useful lives of property and equipment, accrued expenses, fair value of equity instruments, and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

Concentration of Credit risk

Financial instruments potentially subjecting Bionovo to concentrations of credit risk consist primarily of cash, cash equivalents and marketable debt securities. Bionovo generally invests excess cash in low risk, liquid instruments.

Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of June 30, 2007, the Company maintains its cash and cash equivalents with a major investment firm and a major bank.

Cash Concentration. The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Recent Accounting Pronouncements

 In June 2007, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. EITF 06-11 Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-11 on its financial position and results of operations.

In June 2007, the FASB issued EITF Issue No. 07-03, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position and results of operations.

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

NOTE 3. STOCK-BASED COMPENSATION

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

On January 3, 2007, the Board of Directors issued options for 473,000 shares of common stock to employees and directors with an exercise price of $1.65 (fair market value on January 3, 2007). This grant was approved by the Board of Directors on November 2, 2006. On April 2, 2007, the Board of Directors issued options for 229,500 shares of common stock to employees and directors with an exercise price of $5.75 (fair market value on April 2, 2007) of which four directors received option grants for 67,500 shares of common stock. This grant was approved by the Board of Directors on March 8, 2007.

Restricted Stock: The Company awards shares of stock to employees and directors and consultants that are restricted. During the period of restriction, the holder of restricted stock has voting rights and is entitled to receive all distributions including dividends paid with respect to the stock. The Company recognizes stock compensation expense relating to the issuance of restricted stock based on the market price on the date of award over the period during which the restrictions expire, which is generally one year from the date of grant, on a straight-line basis. All restricted stock grants need approval by the Company's Board of Directors. There were no restricted stock awards as of June 30, 2007.

General Option Information

The following is a summary of changes to outstanding stock options during the three and six months ended June 30, 2007
			Weighted-
		Weighted-	average
	Number	average	remaining	Aggregate
	of	exercise	contractual	intrinsic
	shares	price	life in years	value
Options outstanding at January 1, 2007	2,952,254	$0.74	8.08	$4,398,858
Options granted	702,500	2.99	—	—
Options exercised	(60,000)	0.60	—	—
Options cancelled	—	—	—	—
Options outstanding at June 30, 2007	3,594,754	1.19	7.93	13,875,750
Options vested and expected to vest at June 30, 2007	3,594,754	1.19	7.93	13,875,750
Options exercisable at June 30, 2007	2,061,441	$0.64	4.96	$7,957,160

At June 30, 2007, there were 2,902,034 shares available for grant under the employee stock option plan.

The table below presents information related to stock option activity for the three and six month periods ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Total intrinsic value of stock options exercised	$175,200	$—	$351,300	$—
Cash received from stock options exercises	$27,000	$—	$35,700	$—
Gross income tax benefit from the exercise of stock options	$148,000	$—	$315,000	$—

The aggregate intrinsic value of $13,875,750 as of June 30, 2007 is based on Bionovo's closing stock price of $3.86 on June 29, 2007, and represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended June 30, 2007 was $175,200, as 30,000 options were exercised. The total number of in-the-money options exercisable as of June 30, 2007 was $2,061,441.

As of June 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $1,416,499. That cost is expected to be recognized over a weighted-average period of one year.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation under SFAS 123(R) for the three and six months ended June 30, 2007 and 2006 which was incurred as follows:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2007	2006
Research and development	$168,849	$265,737
General and administrative	33,843	70,268
Stock compensation expense	$202,692	$336,005

The weighted-average estimated fair value of stock options granted (based on grant date) during the six months ended June 30, 2007 and 2006 was $2.99 and $0 per share, respectively. For the six months ended June 30, 2007 the Company granted stock options to employees and consultants totaling 702,500 shares. No options were granted for the six months ended June 30, 2006.

The fair values of all stock options granted during the six months ended June 30, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Expected life (in years)	5	5
Average risk-free interest rate	6.0%	4.0%
Expected volatility	83%	90%
Expected dividend yield	0%	0%

The expected term of employee stock options represents the period the stock options are expected to remain outstanding from date of grant and is based on the guidance of SAB No.107, accordingly the period is the average of the vesting period and the term of the option. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected volatility was determined using an average volatility of a peer group and the volatility of the Company's own stock. Management determined that utilizing only the volatility measured by the Company was not meaningful pursuant to limited stock trading activity and history.

A summary of warrants for the six months ended June 30, 2007 is as follows:

		Weighted-
	Number	average
	of	exercise	Aggregate
	shares	price	Price
Balance at December 31, 2006	4,832,248	$0.74	$3,559,357
Warrants granted	4,418,820	1.82	9,389,993
Warrants exercised	(3,470,710)	0.91	(3,158,018)
Warrants cancelled	—	—	—
Warrants expired	—	—	—
Balance at June 30, 2007	5,780,358	$1.69	$9,791,332

NOTE 4. NET LOSS PER SHARE

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

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	2007	2006
Outstanding stock options	3,594,754	1,637,254
Outstanding stock options - outside plan	103,212	103,212
Unvested restricted stock	—	—
Warrants to purchase common shares	5,780,358	9,919,416
	9,478,324	11,659,882

Intangible assets - Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. The Company has net carrying amount of $88,252 in patent licensing costs as of June 30, 2007. Amortization expense charged to operations for the three months ended June 30, 2007 and 2006 was $1,600 and $979, respectively. Amortization expense charged to operations for the six months ended June 30, 2007 and 2006 was $2,698 and $1,833, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three and six months ended June 30, 2007 and 2006, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

NOTE 5. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following summarizes the fair value of the Company’s cash, cash equivalents and short-term investments :

	June	December
	30, 2007	31, 2006
Cash and cash equivalents:
Money market fund	$14,549,587	$2,571,439
Short-term investments:
Certificate of Deposits	$483,836	$484,017

The Company considers all highly liquid investments purchased with a maturity of six months or less to be cash equivalents. All short-term investments at June 30, 2007 mature in less than one year. The Company places its cash, cash equivalents and short term investments in money market funds, commercial paper and corporate and government notes.

NOTE 6. LIQUIDITY

The Company has sustained recurring losses and negative cash flows from operations. Historically, the Company's growth has been funded through a combination of private equity, debt, and lease financing. As of June 30, 2007, the Company had $14,549,587 of unrestricted cash and $483,836 in short-term securities. During the six months ended June 30, 2007, the Company obtained additional financing through a private placement of common shares and the exercise of warrants. The Company believes that, as a result of this, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. However, the Company has experienced and continues to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment.

For the six month period ended June 30, 2007, revenues of $7,500 were from a license agreement. The Company has no significant operating history and, from February 1, 2002, (inception) to June 30, 2007, has generated a net loss of $15,850,323. The accompanying financial statements for the three and six month periods ended June 30, 2007, have been prepared assuming the Company will continue as a going concern. During 2007, management intends to seek additional debt and/or equity financing to fund future operations and to provide additional working capital.

NOTE 7. LICENSE AGREEMENT

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

NOTE 8. SIMPLIFIED EMPLOYEE PENSION PLAN

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

NOTE 9. EQUITY

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

The Company has agreed, pursuant to the terms of the registration rights agreements with the investors, to (i) use our best efforts to file a shelf registration statement with respect to the resale of the shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC within 45 days after the closing date; (ii) use our best efforts to have the shelf registration statement declared effective by the SEC within 90 days after the filing deadline (or 120 days in the event of a full review of the shelf registration statement by the SEC), (iii) use our commercially reasonable efforts to keep the shelf registration statement effective until all registrable securities (a) have been sold pursuant to the registration statement or an exemption from the registration requirements of the Securities Act of 1933 or (b) may be sold under Rule 144(k) under the Securities Act. The Company filed a registration statement with the SEC on Form SB-2 on February 12, 2007. On May 25, 2007, the registration statement was declared effective.

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

During the first quarter ended March 31, 2007, certain warrant holder's exercised common stock purchase warrants representing 814,134 shares, for which the Company received $420,092. During the second quarter ended June 30, 2007, certain warrant holder's exercised common stock purchase warrants representing 413,951 shares, for which the Company received $495,301.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

The Company has received a loan commitment from General Electric which allowed the Company to purchase $852,000 of laboratory equipment from Agilent Technologies, Inc. (“Agilent”). The loan is for three years, with a 25% down payment. In June 2007 the Company accepted delivery of the Agilent equipment.

In June 2007, the Company financed (via De Lage Lagden) $358,530 of lab equipment purchased from Applied BioSytems. The lease term is for twenty four months.

NOTE 11. INCOME TAX

Bionovo records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. Bionovo records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against net deferred tax assets. Tax expense has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating losses that are being carried forward for tax purposes. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended June 30, 2007.

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

Overview

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

Business
.
We are a clinical stage drug discovery and development company focusing on women’s health and cancer, two large markets with significant unmet needs. Building on our understanding of the biology of menopause and cancer, we design new drugs derived from botanical sources which have novel mechanisms of action. Based on the results of early and mid-stage clinical trials, we believe that we have discovered new classes of drug candidates with the potential to be leaders in their markets.

Our lead drug candidate, MF101, represents a new class of receptor sub-type selective estrogen receptor modulator (SERM) for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed MF101 to selectively modulate estrogen receptor beta (ERβ) and to provide a safe and effective alternative to existing therapies. In preclinical studies, MF101 inhibited tumor growth as well as bone resorption known to cause osteoporosis. This activity, if confirmed in clinical testing, would differentiate MF101 from some existing therapies and other therapies in clinical development. In our Phase II trial, the higher of two MF101 doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes when compared to placebo at 12 weeks of treatment, comparable to existing non-hormonal therapies. We plan to seek FDA approval to conduct a Phase III registration trial and expect to commence this trial in the first half of 2008 at multiple clinical sites in the U.S. We believe that MF101’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and serotonin-norepinephrine reuptake inhibitors (SNRI) therapies, rendering it the preferred choice for treating hot flashes if approved by the FDA.

We have identified a potentially powerful anti-cancer agent for advanced breast cancer, BZL101. Unlike most other anti-cancer drugs and drug candidates, which try to control cancer through genomic and proteomic signaling pathways, BZL101 is designed to take advantage of the unique metabolism of cancer cells. BZL101 inhibits glycolysis, a metabolic pathway on which cancer cells rely. Glycolysis inhibition leads to DNA damage and death of cancer cells without harming normal cells. We believe that BZL101 may have a preferential effect on hormone-independent cancers, a subset with few treatment options. We have completed a Phase I trial in 21 patients. No significant adverse events were noted in this trial. Recruitment is currently underway in a 100-patient, U.S.-based, Phase I/II trial of BZL101 in patients with metastatic breast cancer. In addition, we intend to explore the use of BZL101 on other forms of cancer, including pancreatic cancer and adjuvant use in breast cancer.

We have a rich pipeline of other, preclinical drug candidates, in both women’s health and cancer. We plan to submit an IND application and initiate a Phase I trial for our second SERM drug, VG101, for the treatment of post-menopausal vulvar and vaginal atrophy (“vaginal dryness”), as well as a Phase I/II trial of a second anti-cancer agent, AA102 for the treatment of advanced breast cancer. We have identified or begun preclinical work on other drug candidates for a variety of indications within women’s health and cancer. We have internally discovered and developed all of our drug candidates using our proprietary biological and chemical techniques.

Our drug development strategy uses Traditional Chinese Medicine, or TCM, to target herbs and other botanical sources believed to produce biologically active compounds. We apply our clinical knowledge, experience with natural compounds and knowledge of the proper scientific screening tools to derive botanical compounds and extracts for pharmaceutical development. In June 2004, the FDA released a document to provide sponsors with guidance on submitting investigational new drug, or IND, applications for botanical drug products. This guidance states that applicants may submit reduced documentation of nonclinical (preclinical) safety and of chemistry, manufacturing, and controls to support an IND for initial clinical studies of botanicals. The first botanical extract drug developed pursuant to these guidelines was approved by the FDA in October 2006. To date, all of our drug candidates are derived from botanical extracts and are being developed in accordance with this FDA guidance. In addition, we have identified the active chemical components underpinning the mechanism of action for our novel drugs, and in some cases, we have developed synthetic methods of production.

We expect to continue to incur significant operating losses over at least the next several years, and do not expect to generate profits until and unless our drug candidates have been approved and are being marketed with commercial partners.

Clinical Development Strategy and Ongoing Clinical Programs

Our research and development costs from 2002 to June 30, 2007 have principally related to our pre-clinical and clinical development of MF101, BZL101, and to a lesser degree AA102, and VG101.

Drug: MF101

Indication: Vasomotor Symptoms (Hot Flashes) Associated with Menopause

During 2004, Bionovo completed a Phase I trial of MF101. In the trial, we observed no grade III or IV adverse events (as categorized by the National Institutes of Health, National Cancer Institute, Common Toxicity Criteria). Further, we observed that short term use of MF101 showed no adverse effect on hematology, liver and renal function or hormonal status. The most common adverse events observed in the Phase 1 trial were anticipated minor gastrointestinal disturbances.

A Phase 2 clinical trial evaluating MF101 for the treatment of vasomotor symptoms began in February, 2006 and enrollment for the three month trial ended on October 31, 2006 under the directorship of Dr. Deborah Grady, Associate Dean of Translational Research, Professor of Medicine and Director of the Womens Health Clinical Research Center at the University of California, San Francisco. On June 4, 2007, Bionovo announced the results for the Phase 2 study. The primary objectives of the Phase 2 clinical trial were to assess the safety, tolerability and potential efficacy of two doses of MF101 to reduce the frequency and severity of hot flashes. MF101 10 grams/day was more effective than placebo at reducing the frequency and severity of hot flashes from the start of the trial until the end of the treatment period 12 weeks later. In a paired t-test, the higher dose was statistically superior to placebo at reducing all hot flashes with a p value of 0.05. In secondary analyses, the percent of women reporting greater than 50% reduction in all hot flashes was statistically significantly higher in the MF101 high dose group compared to placebo (p=0.03).

MF101 is a novel estrogen receptor beta agonist that is expected not to stimulate the endometrium or breast tissue. Phase 2 safety analyses showed no cases of endometrial hyperplasia or uterine cancer during the trial and there were no differences in incidence of vaginal bleeding between the placebo group and the two cohorts treated with MF101. Adherence to the study medication was high with 91% of the participants compliant with treatment after 12 weeks of therapy.

Drug BZL101

Indication: Metastatic Breast Cancer

We have completed a Phase I trial that included 21 participants with advanced breast cancer to evaluate BZL101 for the treatment of metastatic breast cancer. Participants with measurable metastatic breast disease with a minimum of two prior treatments for metastatic breast cancer were eligible for enrollment. Our cohort had received, on average, 3.9 prior treatments for their metastatic disease. No deaths or grade 3-4 toxicities were observed. Of the sixteen evaluable participants, four had stable disease for more than 90 days and three patients had stable disease for more than 180 days. Five patients showed signs of a drug response, including one partial remission. The overall survival in our trial from study initiation was 11 months.

We have initiated a multi-center, Phase I/II, open-label, dose escalation trial under the directorship of Dr. Charles Shapiro, Director of Breast Oncology at Ohio State University. The aims of the study are to assess safety, feasibility, optimal dosing and preliminary efficacy of BZL101 for the treatment of metastatic breast cancer. Women with histologically confirmed breast cancer and measurable stage IV disease will be enrolled in the Phase I dose escalation study until the maximum tolerated dose is reached. All women enrolled to the Phase II part of the trial will have received no more than 2 prior cytotoxic therapies for metastatic disease. A total of 80 participants will be enrolled to the Phase II part of the study, 40 with estrogen or progesterone receptor-positive [hormone receptor (+)] metastatic breast cancer and 40 with estrogen and progesterone receptor-negative [hormone receptor (-)] metastatic breast cancer. Recruitment has begun at 8 cancer centers in the U.S.

Drug: BZL101

Indication: Pancreatic Cancer

Based on preclinical testing, Bionovo is seeking FDA approval for a Phase I/II clinical trial of BZL101 for the treatment of pancreatic cancer. Subject to FDA approval, Bionovo expects to commence the Phase I/II trial of BZL101 for pancreatic cancer in the next 12 months.

Drug: VG101

Indication: Vulvar and Vaginal Atrophy

VG101 is also a selective estrogen receptor modulator, stimulating estrogen receptor beta activity. VG101 has completed the necessary preclinical development, and we are now preparing an IND application for the launch of a Phase I/II study in the early part of 2008. The trial is planned to be a double-blind, placebo-controlled, randomized, dose-escalation clinical trial with 40 healthy post-menopausal women with evidence of moderate to severe symptoms of vulvar and vaginal atrophy (vaginal dryness) per the FDA guidance. The primary aims of the study are to determine safety, tolerability and preliminary efficacy of VG101. The study will be conducted at 2 academic centers in the U.S. under the direction of Dr. Deborah Grady.

Drug: AA102

Indication: Metastatic Breast Cancer

AA102 is an anticancer agent that induces apoptosis in cancer cells. AA102 has completed the necessary preclinical development, and we are now preparing an IND application to the FDA for the launch of a Phase I/II study. We plan to enroll approximately 20 patients with advanced breast cancer to a dose escalation study to determine the maximum tolerated dose, safety and preliminary efficacy of AA102 for metastatic breast cancer.

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

Prior to June 30, 2007, we did not specifically identify all external clinical trial and drug development expenses by program. By December 2007, we plan to report external clinical trial and drug development expenses by program.

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

Commitments and Contingencies

Commitments and Contingencies are disclosed in the footnotes of the financial statements according to generally accepted accounting principles. If a contingency becomes probable, and is estimable by management, a liability is recorded per FAS 5.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements to report for the six months ended June 30, 2007. We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Results of Operations

Comparison of Three Months Ended June 30, 2007 and June 30, 2006

Revenues

	Three months ended June 30,		Change in
	2007	2006	Percent
Revenues	$3,750	$3,750	—%

Revenues reflect fees from our licensing and technology transfer agreement with a Taiwanese biotech corporation. Revenues of $3,750 for the three months ended June 30, 2007, remained unchanged when compared to the three months ended June 30, 2006. We do not expect our revenues to have a material impact on our financial results for the remainder of 2007.

Research and Development Expenses

	Three months ended June 30,		Change in
	2007	2006	Percent
Research and development expenses	$1,979,103	$901,519	120%

Research and development expenses reflect costs for the development of drugs in our product pipeline and includes salaries, contractor and consultant fees and other support costs. The increase of $1,077,584 in the three month period ended June 30, 2007 over the comparable period in 2006, is directly related to advancing the development of our lead drug candidates. All costs currently incurred for research and development are expensed as incurred.

For the three months ended June 30, 2007 and 2006, we recognized $168,849 and $50,166, respectively in stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in research and development expenses.

General and Administrative Expenses

	Three months ended June 30,		Change in
	2007	2006	Percent
General and administrative expenses	$854,390	$317,749	169%

General and administrative expenses, includes personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs. For the three month period June 30, 2007 general and administrative expenses increased by $536,641over the comparable period in 2006. The increase was due primarily to an increase in facility rental and legal expenses in addition to an increase in business activities related to supporting the development of business operations.

For the three months ended June 30, 2007 and 2006, we recognized $33,843 and $87,341, respectively, in stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in general and administrative expenses.

Sales and Marketing Expenses

	Three months ended June 30,		Change in
	2007	2006	Percent
Sales and marketing expenses	$10,534	$73,906	(86)%

Sales and marketing expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. Sales and marketing expenses decreased by $63,372 for the three months ended June 30, 2007 compared to the same period in 2006. The decrease reflects fewer industry tradeshows and conventions attended. We expect to have limited sales and marketing expenses for the foreseeable future.

Interest Income and Expense

	Three months ended June 30,		Change in
	2007	2006	Percent
Interest income and expense:
Interest income	$197,975	$70,719	180%
Interest expense	(12,446)	(8,286)	50%
Total interest income and expense	$185,529	62,433	197%

Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. The increase of $127,256 in interest income was due primarily to a higher average balance of cash and short-term investments. Interest expense is directly related to equipment lease agreements. For the three months ended June 30, 2007, interest expense increased by $4,150 over the same period in 2006.

Comparison of Six Months Ended June 30, 2007 and June 30, 2006

Revenues

	Six months ended June 30,		Change in
	2007	2006	Percent
Revenues	$7,500	$7,500	—%

Revenues of $7,500 for the six months ended June 30, 2007, was the same as compared to revenue of $7,500 for the six months ended June 30, 2006. Revenue for both periods is our result of the licensing and technology transfer agreement with a Taiwanese biotech corporation. We do not expect our revenues to have a material impact on our financial results during the remainder of 2007.

Research and Development Expenses

	Six months ended June 30,		Change in
	2007	2006	Percent
Research and development expenses	$4,767,771	$1,646,806	190%

Research and development expenses reflect costs for the development of drugs in our product pipeline and include salaries, contractor and consultant fees and other support costs. The increase of $3,120,965 for the three month period ended June 30, 2007 over the comparable period in 2006, is directly related to advancing the development of our lead drug candidates. All costs currently incurred for research and development are expensed as incurred.

For the six months ended June 30, 2007 and June 30, 2006, we recognized $265,737 and $143,075, respectively, in stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in research and development expenses.

General and Administrative Expenses

	Six months ended June 30,		Change in
	2007	2006	Percent
General and administrative expenses	$1,457,165	$658,206	121%

General and administrative expenses includes personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs. For the three month period June 30, 2007 general and administrative expenses increased by $798,959 over the comparable period in 2006. The increase was due primarily to an increase in facility rental and legal expenses in addition to an increase in payroll expenses related to the support of business development and operations.

For the six months ended June 30, 2007 and 2006, we recognized $70,268 and $ 142,451 respectively, in stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in general and administrative expenses.

Sales and Marketing Expenses

	Six months ended June 30,		Change in
	2007	2006	Percent
Sales and marketing expenses	$102,680	$166,468	(38)%

Sales and marketing expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. Sales and marketing expenses decreased by $63,788 for the three months ended June 30, 2007 compared to the same period in 2006. The decrease reflects fewer industry tradeshows and conventions attended. We expect to have limited sales and marketing expenses for the foreseeable future.

Interest Income and Expense

	Six months ended June 30,		Change in
	2007	2006	Percent
Interest income and expense:
Interest income	$347,687	$131,089	165%
Interest expense	(26,527)	(13,583)	95%
Total interest income and expense	$321,160	117,506	173%

Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. The increase of $216,598 in interest income was due primarily to a higher average balance of cash and short-term investments. Interest expense is directly related to equipment lease agreements. For the three months ended June 30, 2007, interest expense increased by $12,944 over the same period in 2006.

Liquidity and Capital Resources

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents, short-term and long-term investments in marketable debt securities and restricted cash.

At June 30, 2007 our cash and cash equivalents and short-term securities were equal to $14,549,587 and $483,836, respectively. Our principal cash requirements are for research and development, operating expenses, including equipment, supplies, employee costs, capital expenditures and funding of operations. Our primary source of cash during the six month period ended June 30, 2007 was from the capital received pursuant to the January 2007 private placement of our common stock, as described below.

Since inception, we have financed our operations principally through the sale of equity and debt securities, described chronologically below.

On September 30, 2004, Bionovo Biopharmaceuticals completed a bridge financing to accredited investors of $500,000 principal amount 6% convertible secured notes, and warrants to purchase 556,123 shares of Bionovo Biopharmaceuticals common stock at $0.539 per share. On April 6, 2005, immediately prior to the closing of our reverse merger transaction, $450,000 aggregate principal amount of the convertible secured notes was converted into a total of 1,251,448 shares of Bionovo Biopharmaceuticals common stock. The remaining $50,000 principal amount of the notes was repaid from the proceeds of the April 6, 2005 private placement described below. Upon the closing of our reverse merger transaction, the warrants issued in the bridge financing and the common stock issued upon conversion of the notes, were amended to become warrants to purchase common stock of our company and were exchanged for shares of our common stock, respectively.

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

During the first quarter ended March 31, 2007, certain warrant holders exercised common stock purchase warrants representing 814,134 shares, for which the Company received $420,092. During the second quarter ended June 30, 2007, certain warrant holder's exercised common stock purchase warrants representing 413,951shares, for which the Company received $495,301.

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

We have incurred $15.8 million in cumulative net losses from our inception in 2002, and we expect losses to continue for the next several years. Our net loss for the six month period ended June 30, 2007 was $6,001,356. Our net loss for the fiscal year ended December 31, 2006 was $5.6 million, and for the fiscal year ended December 31, 2005 was $3.6 million. To date, we have only recognized revenues from a technology license and we do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none has been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including MF101 and BZL101, advance our other anti-cancer and women's health product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and, in the event that any of our product candidates receives FDA approval, engage in commercialization. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline and we may not be able to continue as a going concern.

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

None of our products have yet been shown to be safe or effective, and they may never be so shown.

With the exception of MF101, which has completed one Phase II clinical trial, all of our products are in the early stages of development. All of our drug candidates will need to undergo extensive and complicated trials which will be both lengthy and expensive. While MF101 achieved certain of its endpoints in the Phase II clinical trial, it did not achieve several endpoints with statistical significance. There can be no guarantees that we will achieve any of our future endpoints with respect to any of our product candidates. Failure to obtain endpoints in clinical trials can be the result of inadequate trial design or can be indicative of a product candidate that is not effective.

In addition, our Phase I clinical trial related to BZL101 with respect to breast cancer did not contain a control arm. As a result, the data from the trial which describes time-to-progression and overall survival is not necessarily suggestive of the efficacy of the product candidate because of the highly variable nature of breast cancer.

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

All of our products in development will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can market them. We cannot predict if or when any of the products we are developing will be approved for marketing. There are many reasons that we or our collaborative partners may fail in our efforts to develop our potential products, including the possibility that:

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

We intend to build marketing and sales capabilities in the United States and eventually internationally. This is an expensive and time-consuming process and may increase our losses.

Developing the necessary sales force to market and sell pharmaceutical products is a difficult, expensive and time-consuming process. In addition to developing a sales force within our company, we will likely rely on third-party distributors to distribute our potential products. The distributors would be responsible for providing many marketing support services, including customer service, order entry, shipping and billing and customer reimbursement assistance. Our anticipated reliance on these third-parties means our results may suffer if any of them are unsuccessful or fail to perform as expected. We may not be able to build sales and marketing capabilities sufficient to successfully commercialize our potential products in the territories where they receive marketing approval.

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

We plan to conduct simultaneously several clinical trials, which would place significant demands on our personnel and financial resources.

We plan to conduct simultaneously several, and in some cases large and complex, clinical trials. Our clinical and regulatory staff is limited. We have no experience in conducting numerous trials at one time or in conducting Phase III trials, which can place particularly high demands on financial and human resources. In order to conduct these trials effectively we may need to outsource some or all of the responsibility for conducting the trial to third-parties. As a result, we would have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trials than would be the case if we were relying entirely upon our own staff. We may not be able to successfully conduct our planned clinical trials.

In order to conduct our future clinical trials, we will need to successfully and timely enroll patients in these trials.

We compete with many companies that are developing therapies for the treatment of cancer and the symptoms of menopause, and our clinical trials will face competition for patients from clinical trials being conducted by others. Physicians who enroll patients in clinical trials may prefer to enroll patients in trials for therapies that are more traditional than ours. This has in the past and may in the future result in our trials enrolling patients who have exhausted all other therapies. These patients are very ill and may not respond to our product candidates positively. It may be difficult for us to discern the benefits our product candidates might have on patients with a more favorable prognosis and may make it more difficult for our product candidates to achieve their clinical endpoints. Delays in enrollment of our clinical trials may result in increased costs and longer development times.

Because we have limited manufacturing experience, we depend on third-party manufacturers to manufacture product candidates for us. If we cannot rely on third-party manufacturers, we will be required to incur significant costs and devote significant efforts to establish our own manufacturing facilities and capabilities.

We do not have any manufacturing experience, nor do we have any commercial manufacturing facilities. We currently rely upon third-parties to manufacture all clinical quantities of our product candidates, including MF101. We do not have long-term contracts for the supply of MF101 or any of our other product candidates. We purchase these products on a “spot” purchase order basis which can lead to delays if the third-parties that we rely on are unable to fill our needs on a timely basis.

We depend on the third parties who manufacture the clinical quantities of our product candidates to perform their obligations in a timely manner and in accordance with applicable governmental regulations. These third parties may encounter difficulties with meeting our requirements, including problems involving:

•	inconsistent production yields;

•	poor quality control and assurance or inadequate process controls; and

•	lack of compliance with regulations set forth by the FDA or other foreign regulatory agencies.

These third parties may not be able to manufacture our product candidates at a cost or in quantities necessary to make them commercially viable. We also have no control over whether the third parties breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, the third parties have met our manufacturing requirements, but we cannot assure you that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party, may require prior FDA review and approval in accordance with the FDA's current Good Manufacturing Practices, or cGMPs. This review may be costly and time-consuming and could delay or prevent the launch of a product. There are comparable foreign requirements. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or the third parties who manufacture the clinical quantities of our product candidates are unable to comply, we or they may be subject to regulatory action, civil actions or penalties.

Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may also experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, changing our service provider may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

If we are unable to enter into agreements with additional third parties on commercially reasonable terms, or if there is poor manufacturing performance on the part of the third parties who manufacture the clinical quantities of our product candidates, we may not be able to complete development of, or market, our product candidates.

Our potential products face significant regulatory hurdles prior to marketing which could delay or prevent sales.

Before we obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and human testing that each potential product is safe and effective. Although we have a number of products moving toward or currently in clinical trials, our product candidates will require numerous additional trials in order to confirm long-term safety and efficacy. Failure to show any potential product's safety and effectiveness would delay or prevent regulatory approval of the product and could adversely affect our business. The clinical trials process is complex and uncertain. The results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a potential product's safety and effectiveness to the satisfaction of the regulatory authorities. A number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials.

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

Early test results are not necessarily indicative of the efficacy of a product candidate and even if clinical trials are completed, there can be no assurance that the FDA will grant approval for our product candidates based on those trials. For example, in response to a recent new drug application for a serotonin-norepinephrine reuptake inhibitor (SNRI), currently under review as a treatment for moderate-to-severe vasomotor symptoms associated with menopause, the FDA has said that before the application can be approved it will require the sponsor of the drug to provide additional data from a year-long, randomized, placebo-controlled clinical trial. FDA actions like this, taken well after a new drug application has been filed and at a time when a new drug sponsor might reasonably expect approval, can add significant costs and delays to the approval process and, even after completion of the additional trial, there can be no assurance that the FDA will ultimately approve the drug candidate.

Based on the results of our clinical trials, we have decided to alter the production methodology of our drug candidate MF101. Women who participated in our Phase II clinical trial for MF101 reported gastrointestinal side effects. In connection with our Phase III trial for MF101, we plan to alter the product candidate in order to minimize these characteristics. These alterations could result in different clinical results (favorable or unfavorable) than those we have seen previously.

The manufacturing and marketing of approved potential products is subject to extensive government regulation, including by the FDA, DEA and state and other territorial authorities. The FDA administers processes to assure that marketed products are safe, effective, consistently uniform, of high quality and marketed only for approved indications. For example, the Women’s Health Initiative was a 5-year study conducted with the goal of ascertaining the side effects and safety profile associated with long-term use of traditional hormone therapy. As a result of the study, the FDA placed “black box” warnings on the class of hormone therapies. There can be no assurances that our products will not be the subject of similar studies. Because our clinical trials have been significantly shorter in duration, we cannot know the effects of long-term use of our product candidates and our products may be subject to similar FDA warnings in the event that long-term use poses significant risks. Failure to comply with applicable regulatory requirements can result in sanctions up to the suspension of regulatory approval as well as civil and criminal sanctions.

The regulatory process for conducting clinical trials of botanically derived drug products may not confer any timing or other advantage.

The FDA procedures established for conducting clinical trials of botanically derived drug products permits deferring toxicity and other studies until prior to Phase III clinical trials. While this pathway permits sponsors of botanically derived drugs, like us, to perform proof-of-principle trials earlier than for non-botanically derived drugs, it also creates more uncertainty at a later stage of the process about certain fundamental characteristics of the drug.

Failure to obtain regulatory approvals in foreign jurisdictions would prevent us from marketing our products internationally.

We intend to have our product candidates marketed outside the United States. In order to market products in the European Union, Asia and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. We may be unable to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The approval procedure varies among countries and can involve additional and costly clinical testing and data review. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval for our product candidates. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory agencies in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. The failure to obtain these approvals could harm our business and result in decreased revenues.

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

If we are slow to adapt, or unable to adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, we may lose marketing approval for our products when and if any of them are approved, resulting in decreased revenue from milestones, product sales or royalties.

If our competitors develop and market products that are more effective than our existing product candidates or any products that we may develop, or if they obtain marketing approval for their products before we do, our commercial opportunity will be reduced or eliminated.

The pharmaceutical and biotechnology industry is highly competitive. Pharmaceutical and biotechnology companies are under increasing pressure to develop new products, particularly in view of lengthy product development and regulatory timelines, expiration of patent protection and recent setbacks experienced by several products previously approved for marketing. We compete with many companies that are developing therapies for the treatment of cancer and the symptoms of menopause. Several companies are developing products with technologies that are similar to ours. We also face competition in the field of cancer treatment and therapies for the symptoms of menopause from academic institutions and governmental agencies. Many of our competitors have greater financial and human resources or more experience in research and development than we have, or both, and have established sales, marketing and distribution capabilities. If we or our collaborators receive regulatory approvals for our product candidates, some of our products will compete with well-established, FDA-approved therapies that have generated substantial sales over a number of years. In addition, we will face competition based on many different factors, including:

•	the safety and effectiveness of our products;

•	the timing and scope of regulatory approvals for these products;

•	the availability and cost of manufacturing, marketing and sales capabilities;

•	the effectiveness of our marketing and sales capabilities;

•	the price of our products;

•	the availability and amount of third-party reimbursement; and

•	the strength of our patent position.

We also anticipate that we will face increased competition in the future as new companies enter our target markets and scientific developments surrounding cancer therapies and drugs for menopause continue to accelerate. Competitors may develop more effective or more affordable products, or may have achieved or later achieve patent protection or commercialize products before us or our collaborators. In addition, the health care industry is characterized by rapid technological change. New product introductions, technological advancements, or changes in the standard of care for our target diseases could make some or all of our products obsolete.

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

While we are developing BZL101 to minimize many of the adverse side effects associated with the above breast cancer treatments and further clinical testing has yet to be completed, certain of the above drug therapies may have advantages relative to BZL101. These advantages may include: lower pricing, greater efficacy and reduced toxicity.

Our lead product candidate for the treatment of menopausal symptoms, MF101, would be expected to compete with post-menopausal hormone replacement therapy which has been the primary treatment of menopausal symptoms such as hot flashes. Leading hormonal agents include Premarin and Prempro by Wyeth Pharmaceuticals, Cenestin, Estradiol (generic) and Medroxy-Progesterone Acetate by Barr Pharmaceuticals, and Ogen, Provera and Estring by Pfizer. In addition, MF101 may be expected to compete with newer generation anti-depressants used to treat hot flash frequency, such as venlafaxine by Wyeth, fluoxetine by Eli Lilly and paroxetine by Glaxo Smith Kline. The makers of these hormonal agents would compete directly with us relative to MF101.

While we are developing MF101 to minimize many of the risks associated with long-term use of HRT indicated in recent studies and further clinical testing has yet to be completed, certain hormone replacement therapies may have advantages relative to MF101. These advantages include: lower pricing, greater efficacy and reduced toxicity.

Our product candidates consist of extracts from herbs and other plants used in Traditional Chinese Medicine (“TCM”)and other alternative medicines. In the event that any of our product candidates is approved by the FDA for commercialization, we could face competition from TCM therapies and other alternative medicines.

We will face uncertainty in any commercialization of our product candidates relating to coverage, pricing and reimbursement due to health care reform and heightened scrutiny from third-party payers, which may make it difficult or impossible to sell our product candidates on commercially reasonable terms.

Sales of prescription drugs depend significantly on access to the formularies, or lists of approved prescription drugs, of third-party payers such as government and private insurance plans, as well as the availability of reimbursement to the consumer from these third-party payers. These third-party payers frequently require drug companies to provide predetermined discounts from list prices, and they are increasingly challenging the prices charged for medical products and services. Our potential products may not be considered cost effective, may not be added to formularies and reimbursement to the consumer may not be available or sufficient to allow us to sell our potential products on a competitive basis.

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

Our strategy for developing many of our potential products, including products aimed at larger markets, includes entering into collaborations with corporate partners, licensors, licensees and others. These collaborations will provide us with funding and research and development resources for potential products. These agreements also will give our collaborative partners significant discretion when deciding whether or not to pursue any development program. Our collaborations may not be successful.

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

We may have disputes in the future with our collaborators, including disputes concerning who owns the rights to any technology developed. These and other possible disagreements between us and our collaborators could delay our ability and the ability of our collaborators to achieve milestones or our receipt of other payments. In addition, any disagreements could delay, interrupt or terminate the collaborative research, development and commercialization of certain potential products, or could result in litigation or arbitration. The occurrence of any of these problems could be time consuming and expensive and could adversely affect our business.

In addition, the commercialization of our product candidates would take significant resources and we do not anticipate having the ability to do so on our own. For example, we expect that the successful commercialization of MF101, in the event that it receives FDA approval, would require an extensive nationwide sales force. We do not have the resources or experience to build such a sales force. Therefore, we plan to rely on licensing transactions and corporate collaborations in order to commercialize our products. If we are unable to enter into licensing and collaboration agreements with third-parties on commercially reasonable terms, we may not be able to successfully commercialize our product candidates.

Currently, we have a collaborative relationship with United Biotech Corporation (or UBC), an affiliate company of Maywufa Enterprise Group, under a Licensing & Technology Transfer Agreement. We have licensed to UBC the right to seek investigational new drug licenses and conduct clinical trials of MF101 and BZL101, and to market either such product in Taiwan if approved by the Taiwan Department of Health (or DOH). We have issued a notice of breach to UBC based on their failure to meet certain requirements of the agreement and we intend to terminate the agreement. Because UBC bears the material expenses to develop these product candidates in Taiwan, termination of the licensing agreement would require us to either fund development activities in Taiwan directly and thus incur significant expense, or seek another collaborative relationship where development expenses of MF101 and BZL101 in Taiwan would be borne by a third-party in exchange for marketing rights in that territory. There is no assurance that a suitable alternative third-party would be identified, and even if identified, there is no assurance that the terms of any new relationship would be commercially acceptable to us.

We do not have any issued patents. If we do not secure and maintain patents with adequate breadth, or other commercially sufficient proprietary rights, we may be unable to protect our products in the marketplace.

We currently do not have any issued patents. Our success will depend on our ability to obtain and maintain patents and proprietary rights for our potential products and to avoid infringing the patents or proprietary rights of others, both in the United States and in foreign countries. Patents may not be issued from any of the patent applications currently on file, or, if issued, may not provide sufficient protection.

To date, we have filed five patent applications with the U.S. Patent and Trademark Office, one patent application with the Taiwan Intellectual Property Office and four international patent applications. In order for the U.S. Patent and Trademark Office, and equivalent authorities in foreign countries, to issue patents in response to our applications they must determine, among other things, the novelty of our claimed inventions. Because our products consist of extracts from herbs and other plant materials that have been used for centuries in Traditional Chinese Medicine, the novelty of our products and claimed inventions may be difficult to establish.

Our patent position is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may not develop or obtain rights relating to products or processes that are patentable. Even if we do obtain patents, they may not adequately protect any technology we own or license. Competitors may be able to design around any patents that are in fact issued. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we obtain or license, and any rights we receive under any patents may not provide competitive advantages to us.

Several drug companies and research and academic institutions have developed technologies, filed patent applications or received patents for technologies that may be related to our business. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use, market or sell any of our potential products. For example, U.S. patent applications may be kept confidential while pending in the Patent and Trademark Office and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from the patent rights of others could limit our ability to obtain meaningful patent protection. If other companies obtain patents with conflicting claims, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such licenses on acceptable terms, or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our potential products.

We may also need to initiate litigation, which could be time-consuming and expensive, to enforce our proprietary rights or to determine the scope and validity of others' rights. If any of our competitors have filed patent applications in the United States which claim technology we also have invented, the Patent and Trademark Office may require us to participate in expensive and time-consuming interference proceedings to determine who has the right to a patent for the technology.

If a third-party asserts that we have infringed its patent(s) or proprietary rights or challenges the validity of any patent(s) and proprietary rights of ours, we may become involved in intellectual property disputes and litigation that would be costly, time-consuming, and delay or prevent the development of our product candidates.

The manufacture, use, marketing or sale of our potential products may infringe the patent rights or other intellectual property rights of others. Any litigation to determine the scope and validity of such third-party patent rights would be time-consuming and expensive. If we are found to infringe the patent or intellectual property rights of others, we may be required to pay damages, stop the infringing activity or obtain licenses to the patents or other intellectual property in order to use, manufacture, market or sell our products. Any required license may not be available to us on acceptable terms or at all. If we succeed in obtaining such licenses, payments under such licenses would reduce any earnings from our products. In addition, licenses may be non-exclusive and, accordingly, our competitors may have access to the same technology as that which may be licensed to us. If we fail to obtain a required license or are unable to alter the design of our product candidates to make a license unnecessary, we may be unable to commercialize one or more of our product candidates, which could significantly affect our ability to achieve, sustain or grow our commercial business.

If we do not adequately protect our trade secrets, we may be unable to protect our interests in proprietary know-how that is not patentable or for which we have elected not to seek patent protection, potentially negatively impacting our business.

We rely heavily on trade secrets, including as to the exact chemical composition of our botanical extracts and as to our drug discovery technique. In an effort to protect our unpatented proprietary technology, processes and know-how, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information. These agreements may be breached, and we may not become aware of, or have adequate remedies in the event of, any such breach. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third-parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships. Also, others may independently develop the same or substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

To date, there are no botanical drugs that have received FDA approval and therefore it is difficult to speculate how drugs derived from botanical extracts will be accepted by physicians, patients, third-party payers and members of formulary committees who compile the list of medications included in health plans and hospital formularies. Moreover, physicians rely on peer-reviewed medical journals as a primary source of information for evidence based medicine. If results of our clinical trials are not published in widely distributed, peer reviewed medical journals, our products may not be widely accepted by the medical community.

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

Claims relating to any improper handling, storage or disposal of biological and hazardous materials by us could be time consuming and costly.

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

We have a small infrastructure and limited human resources which could affect our ability to maintain effective internal controls and comply with our obligations as a public company.

We have a small infrastructure and limited human resources. We have only 19 full-time employees and a small accounting staff. In addition, our current Chief Financial Officer began service in July 2007. The resulting lack of long-term history with our company could result in operational and administrative inefficiencies.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as the rules of The NASDAQ Capital Market. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act. We have not previously been subject to these requirements, and they may place a strain on our systems and resources. Implementing procedures to satisfy these requirements will be expensive and may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We plan to outsource the implementation of these procedures, however, we have not yet engaged a third-party to assist us in this matter. Also, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we may not be able to do so in a timely fashion. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, and the market price for our common stock could be significantly harmed.

We may not achieve our projected development goals in the time frames we announce and expect.

We set goals for and make public statements regarding timing of the accomplishment of objectives material to our success, such as the commencement and completion of clinical trials. The actual timing of these events can vary dramatically due to factors such as delays or failures in our clinical trials, the uncertainties inherent in the regulatory approval process and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. There can be no assurance that our clinical trials will be completed, that we will make regulatory submissions or receive regulatory approvals as planned or that we will be able to adhere to our current schedule for the launch of any of our products. If we fail to achieve one or more of these milestones as planned, the market price of our shares could decline.

Item 3. Controls And Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 . Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on May 1, 2007, three matters were voted upon. A description of each matter and tabulation of the votes for each of the matters is as follows:

1. To elect directors nominees to hold office until the next Annual Meeting of Shareholders or until their successors are elected:

	Votes
Nominee	For	Withheld

Isaac Cohen	47,473,475	339,283
Brooks Corbin	47,800,558	12,200
David Naveh	47,740,141	72,617
Frances W. Preston	47,800,558	12,200
Mary Tagliaferri	47,533,892	278,866
Michael V. Vanderhoof	47,473,475	339,283

2. To approve an amendment to the Company’s Certificate of Incorporation to increase the total authorized shares of Common Stock of the Company from 90,000,000 to 190,000,000:

Votes

For	Against	Abstain

46,968,838	731,667	112,250

3. To ratify of the appointment of PMB Helin Donovan LLP, as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2007:

Votes

For	Against	Abstain

47,786,258	200	26,300

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Date: August 3, 2007

BIONOVO, INC.

By:	/s/ Isaac Cohen
Isaac Cohen Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

INDEX TO EXHIBITS

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