Form 10KSB/A
period 2006-12-31
BIONOVO INC
filed 2007-10-16
CIK 1203957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

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

5858 Horton Street, Suite 375 Emeryville, California 94086 (510) 601-2000
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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-KSB, were incorporated by reference into Part III of the Form 10-KSB for the year ended December 31, 2006 , filed by Bionovo, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on March 14, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends and restates items identified below with respect to the Form 10-KSB for the year ended December 31, 2006, filed by Bionovo, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on March 14, 2007 (the “Original Filing”).

The sole purpose of this Amendment is to include a copy of the report of the Company’s previous auditor, Stonefield Josephson, Inc. (the “Previous Auditor”) with respect to the Company’s cumulative statements of operations, stockholders’ equity (deficit), and cash flows for the period from February 1, 2002 (date of inception) to December 31, 2004 (the “Cumulative Amounts”). The Previous Auditor served as our auditor from May 25, 2005 through our reverse merger transaction on January 4, 2006. On January 4, 2006, we engaged a new auditing firm, Pohl, McNabola, Berg & Company, LLP, the predecessor firm to PMB Helin Donovan, LLP (the “Current Auditor”), as our independent registered public accounting firm to audit our financial statements. The report of the Current Auditor that was included in the Original Filing reflected such auditor’s reliance on the report of the Previous Auditor with respect to the Cumulative Amounts (the “Previous Auditor’s Report”). However, the Previous Auditor’s Report was not included in the Original Filing. Copies of the Previous Auditor’s Report, as well as the revised report of the Current Auditor with conforming revisions, have been attached. No other revisions have been made to the financial statements included in the Original Filing. Except as otherwise noted, the disclosures in the Amendment are of the date of the original filing of the Original Filing.

Items 7 and 13 of Part II of the Annual Report are hereby amended and restated in their entirety as follows:

PART II

 Item 7.  FINANCIAL STATEMENTS.

The financial statements listed on the index to financial statements on page F-1 are filed as part of this Annual Report on Form 10-KSB.

Item 13.  EXHIBITS

Exhibit No.	Description of Exhibit

2.1(1)	Agreement of Merger and Plan of Reorganization, dated as of April 6, 2005, among Lighten Up Enterprises International, Inc., LTUP Acquisition Corp. and Bionovo, Inc.

2.2(2)	Agreement and Plan of Merger, dated as of June 28, 2005, between Lighten Up Enterprises International, Inc. and Bionovo, Inc.

3.1(3)	Certificate of Incorporation of Bionovo, Inc.

3.2(2)	By-laws of Bionovo, Inc.

4.1(4)	Form of Private Placement Warrant

4.2(9)	Form of Common Stock Certificate

4.3(3)	Form of Bridge Warrant

4.4(5)	Form of Private Placement Warrant

Exhibit No.	Description of Exhibit

10.1(4)	Form of Private Placement Subscription Agreement

10.2(4)	Form of Private Placement Investor Questionnaire

10.3(4)	Form of Private Placement Registration Rights Agreement

10.4(4)	Form of Private Placement Acknowledgement and Amendment

10.5(2)	Registration Rights Agreement, dated September 30, 2004

10.6(10)	Stock Incentive Plan, as amended

10.7(11)	Employment Agreement, dated July 1, 2004, between Bionovo, Inc. and Isaac Cohen

10.8(11)	Assignment and Assumption Agreement, dated April 6, 2005, among Registrant, Bionovo, Inc. and Isaac Cohen regarding Employment Agreement

10.9(11)	Employment Agreement, dated July 1, 2004, between Bionovo, Inc. and Mary Tagliaferri

10.10(11)	Assignment and Assumption Agreement, dated April 6, 2005, among the Registrant, Bionovo, Inc. and Mary Tagliaferri regarding Employment Agreement

10.11(6)
Licensing & Technology Transfer Agreement, dated as of November 6, 2003, with United Biotech Corporation (certain terms of this agreement have been omitted and are subject to confidential treatment granted by the SEC)

10.12(3)	Sublease, dated as of December 17, 2003, with Extensity

10.13(3)	Landlord Consent to Sublease, dated as of December 30, 2003, with Extensity, Inc. and CA-Emeryville Properties Limited Partnership

10.14(3)	Addendum to Sublease, dated as of April 20, 2004, with Geac Enterprise Solutions, Inc.

10.15(3)	Landlord Consent to Addendum to Sublease, dated July 16, 2004, with CA-Emeryville Properties Limited Partnership and Geac Enterprise Solutions, Inc.

10.16(3)	Exchange Agreement, dated as of April 4, 2005, with Mary E. Ross and Gary C. Lewis

10.17(3)	Declaration dated as of April 6, 2005 by Mary E. Ross

10.18(3)	Declaration dated as of April 6, 2005 by Gary C. Lewis

10.19(3)	Office Lease, dated as of July 6, 2005, with Emery Station Joint Venture, LLC

10.20(3)	Sublease Agreement, dated as of August 1, 2005, with MycoLogics

10.21(3)	Merrill Lynch Bank USA Irrevocable Letter of Credit

10.22(7)	First Amendment to Registration Rights Agreement

Exhibit No.	Description of Exhibit

10.23(7)	Amendment to Registration Rights Agreement

21.1(8)	Subsidiary of Registrant

23.1*	Consent of PMB Helin Donovan, LLP

The following additional exhibits are filed with this Amendment No. 1 pursuant to Rules 13a-14(a) or 15d-14(a). These exhibits do not amend the corresponding exhibits previously filed with the Annual Report.

Exhibit No.	Description of Exhibit

23.2*	Consent of Stonefield Josephson, Inc.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1*	Section 1350 Certificate of Chief Executive Officer

32.2*	Section 1350 Certificate of Chief Financial Officer

*	Filed herewith.

(1)	Incorporated by reference from Bionovo, Inc.’s Current Report on Form 8-K filed with the SEC on April 8, 2005.

(2)	Incorporated by reference from Bionovo, Inc.’s Definitive Proxy Statement on Schedule 14C filed with the SEC on June 3, 2005.

(3)	Incorporated by reference from Bionovo, Inc.’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.

(4)	Incorporated by reference from Bionovo, Inc.’s Current Report on Form 8-K filed with the SEC on May 11, 2005.

(5)	Incorporated by reference from Bionovo, Inc.’s Current Report on Form 8-K filed with the SEC on January 22, 2007.

(6)	Incorporated by reference from Bionovo, Inc.’s Current Report on Form 8-K, as amended and filed with the SEC on October 19, 2005.

(7)	Incorporated by reference from Bionovo, Inc.’s Current Report on Form 8-K filed with the SEC on March 10, 2006.

(8)	Incorporated by reference from Bionovo, Inc.’s Annual Report on Form 10-KSB For the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006.

(9)	Incorporated by reference from Exhibit 4 to the Registrant’s Form 10SB 12G filed with the SEC on November 7, 2002.

(10)	Incorporated by reference from the Registrant’s Schedule 14A filed with the SEC on April 17, 2006

(11)	Incorporated by reference from the Registrant’s Form 8-K/A, Amendment No. 1, filed with the SEC on June 3, 2005)

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONOVO, INC.

Date: October 15, 2007	By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders’
Bionovo, Inc.
Emeryville, California

We have audited the accompanying consolidated balance sheets of Bionovo, Inc. (“BIONOVO”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005.  We have also audited the consolidated statements of operations, stockholders’ equity and cash flows for the period from the date of inception on February 1, 2002 through December 31, 2006, except that we did not audit the consolidated financial statements of Bionovo (f/k/a Lighten Up Enterprises International, Inc.) for the period from the date of inception on February 1, 2002 through December 31, 2004; those statements were audited by other auditors whose report dated report dated April 8, 2005 (except for Paragraph 5 of Note 1 which was dated June 28, 2005) expressed an unqualified opinion on those statements and reflected a net loss of $593,630 of the total net loss from inception. The audit report of the other auditors was furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bionovo, Inc. as of December 31, 2006 and 2005 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2006 and 2005, and from inception, February 1, 2002, through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

PMB Helin Donovan, LLP
San Francisco, CA
March 1, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors
Bionovo, Inc.
Emeryville, California
We have audited the statement of operations, stockholders deficit and cash flows of Bionovo, Inc. (a Development Stage Company) from inception, February 1, 2002 through December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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