Form 10QSB
period 2007-09-30
BIONOVO INC
filed 2007-11-13
CIK 1203957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common stock: 76,036,435 shares of $0.0001 par value Common Stock outstanding at October 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet
	Pro Forma (Note 13)
	September 30,	September 30,	December 31,
	2007	2007	2006
	(Unaudited)	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$36,584,259	$12,551,881	$2,571,439
Short-term investments	193,975	193,975	484,017
Receivables from officers and employees	1,796	1,796	1,796
Prepaid expenses and other current assets	547,643	547,643	183,528
Total current assets	37,327,673	13,295,295	3,240,780
Property and equipment, net	3,455,147	3,455,147	1,672,904
Other assets and patent pending, net	166,376	166,376	58,613
Total assets	$40,949,196	$16,916,818	$4,972,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$750,265	$750,265	$780,393
Accrued clinical costs	24,900	24,900	—
Accrued compensation and benefits	435,809	435,809	—
Current portion of lease obligation	710,643	710,643	292,333
Deferred revenue	15,000	15,000	15,000
Total current liabilities	1,936,617	1,936,617	1,087,726
Non-current portion of lease obligation	693,839	693,839	300,741
Non-current portion of deferred revenue	76,250	76,250	87,500
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 190,000,000 shares authorized; issued and outstanding shares: 66,036,435 at September 30, 2007; 51,337,224 at December 31, 2006; and 76,036,435 on an unaudited pro forma basis.	7,602	6,602	5,134
Additional paid-in capital	57,293,251	33,261,873	13,340,163
Accumulated deficit	(19,058,363)	(19,058,363)	(9,848,967)
Total shareholders’ equity	38,242,490	14,210,112	3,496,330
Total liabilities and shareholders’ equity	$40,949,196	$16,916,818	$4,972,297

See the accompanying notes to these condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Accumulated from
	Three months	Three months	Nine months	Nine months	February 1, 2002
	ended	ended	ended	ended	(Date of inception)
	September 30,	September 30,	September 30,	September 30,	To September 30,
	2007	2006	2007	2006	2007

Revenues	$243,375	$3,750	$250,875	$11,250	$328,615
Operating expenses:
Research and development	2,444,674	970,791	7,212,445	2,617,599	13,066,907
General and administrative	1,118,482	336,894	2,575,646	995,101	5,358,670
Sales and marketing	10,920	66,550	113,600	233,017	498,777
Merger cost					1,964,065
Total operating expenses	3,574,076	1,374,235	9,901,691	3,845,717	20,888,419
Loss from operations	(3,330,701)	(1,370485)	(9,650,816)	(3,834,467)	(20,559,804)
Change in fair value of warrant liability	—	—	—	—	831,288
Interest income	170,272	58,566	517,958	189,655	928,430
Interest expense	(42,370)	(17,843)	(68,898)	(31,426)	(219,332)
Other income (expense)	(5,241)	—	(5,241)	—	(30,945)
Income (loss) before income tax	(3,208,040)	(1,329,762)	(9,206,997)	(3,676,238)	(19,050,363)
Income tax provision	—	(800)	(2,400)	(2,400)	(8,000)
Net loss	$(3,208,040)	$(1,330,562)	$(9,209,397)	$(3,678,638)	$(19,058,363)
Basic and diluted net loss per common share	$(0.05)	$(0.03)	$(0.15)	$(0.07)	$(0.55)
Shares used in computing basic and diluted net loss per common share	65,571,108	51,182,450	63,368,561	49,467,016	34,670,667

See the accompanying notes to these condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flow
(Unaudited)

					Accumulated from
					February 1, 2002
		Nine months ended			(Date of inception)
		September 30,			To September 30,
		2007		2006	2007
Cash flows from operating activities:
Net loss		$(9,209,397)		$(3,678,638)	$(19,058,363)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash compensation expense for warrants issued					1,964,065
Non-cash compensation expense for options issued		837,018		371,941	1,301,547
Depreciation		476,426		165,797	763,097
Amortization of note discount					139,084
Amortization of intangible assets		5,738		2,970	10,811
Amortization of deferred stock compensation		—		(33,823)	16,472
Issuance of common stock for services				165,000	165,000
Change in fair value of warrant liability					(831,288)
Changes in operating assets and liabilities:
Prepaid and other current assets		(358,898)		(250,828)	(542,694)
Accounts payable and accrued expenses		405,680		144,640	1,168,906
Accrued pension payable		—		(84,000)	—
Deferred revenue		(11,250)		(11,250)	91,250
Other accrued liabilities		24,900			24,900
Net cash used in operating activities		(7,829,781)		(3,208,191)	(14,787,213)
Cash flows from investing activities:
Capital expenditures		(1,137,146)		(473,283)	(2,147,107)
Acquisition of intangible assets		(118,718)		(30,306)	(164,951)
Advance to officers					(1,796)
Purchases of available-for-sale investments		(485,000)		(3,358,955)	(7,233,609)
Proceeds from sales and maturities of investments		775,044		4,735,111	7,041,895
Net cash provided by (used in) investing activities		(965,820)		872,567	(2,505,568)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net		14,504,529		2,210,007	26,058,709
Proceeds from exercise of warrants and options		4,581,629		—	4,581,629
Payments under capital lease obligation		(310,115)		(265,073)	(658,275)
Payments on convertible notes payable					(50,000)
Payments for financing costs for convertible notes					(87,401)
Net cash provided by (used in) financing activities		18,776,043		$1,944,934	29,844,662
Net increase (decrease) in cash and cash equivalents		9,980,442		(390,690)	12,551,881
Cash and cash equivalents at beginning of period		2,571,439		4,588,400	—
Cash and cash equivalents at end of period		$12,551,881		$4,197,710	$12,551,881

Supplemental disclosure of cash flow information:
Interest paid		$68,898		$31,420	$203,405
Income taxes paid	$			$800	$4,800

Supplemental disclosure of non-cash investing and financing
Non-cash warrant expense for warrants issued	$		$		$1,964,065
Adjustment in warranty liability					7,030,026
Conversion of notes payable to common stock					450,000
Assets acquired under capital lease		1,211,148		593,015	2,160,762
Stock based compensation		837,018		371,941	1,301,547
Conversion of accrued interest payable					11,697
Issuance of common stock with reverse merger					400
Issuance of common stock for services	$			$165,000	$165,000
See the accompanying notes to these condensed consolidated financial statements.

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

					Accumulated
	Common Stock		Additional	Deferred	Deficit
	Number of	Par	Paid-in	Stock	Development
	Shares	Amount	Capital	Compensation	Stage	Total

Balances at December 31, 2002	20,400,000	$2,040	$(2,040)	$—	$—	$—

Comprehensive loss:
Net loss	—	—	—	—	(55,682)	(55,682)
Balances at December 31, 2003	20,400,000	$2,040	$(2,040)	$—	$(55,682)	$(55,682)

Stock-based compensation related to issuance of stock option grants	—	—	30,000		—	30,000
Net loss	—	—	—		(537,948)	(537,948)
Balances at December 31, 2004	20,400,000	$2,040	$27,960	$—	$(593,630)	$(563,630)

Issuance of common stock from private placement net of financing cost	4,000,000	400	(400)		—
Issuance of common stock upon exercise of warrants	20,461,000	2,046	9,930,370		—	9,932,416
Issuance of common stock upon exercise of stock options	1,251,448	125	461,697		—	461,822
Stock-based compensation related to issuance of stock option grants	—	—	16,472	(8,236)	—	8,236
Net loss	—	—	—		(3,637,537)	(3,637,537)
Balances at December 31, 2005	46,112,448	$4,611	$10,436,099	$(8,236)	$(4,231,167)	$6,201,307

Issuance of common stock from private placement net of financing cost	5,024,776	503	2,304,555		—	2,305,058
Issuance of common stock upon exercise of warrants	200,000	20	164,980		—	165,000
Issuance of common stock upon exercise of stock options	—	—	—	(8,236)	—	8,236
Stock-based compensation related to issuance of stock option grants	—	—	434,529		—	434,529
Net loss	—	—	—		(5,617,800)	(5,617,800)
Balances at December 31, 2006	51,337,224	$5,134	$13,340,163	$—	$(9,848,967)	$3,496,330

Issuance of common stock from private placement net of financing cost (unaudited)	10,521,000	1,051	14,503,478		—	14,504,529
Issuance of common stock upon exercise of warrants (unaudited)	4,108,211	410	4,536,471		—	4,536,881
Issuance of common stock upon exercise of stock options (unaudited)	70,000	7	44,743		—	44,750
Stock-based compensation related to issuance of stock option grants (unaudited)	—	—	837,018		—	837,018
Net loss (unaudited)	—	—	—		(9,209,396)	(9,209,396)
Balances at September 30, 2007 (unaudited)	66,036,435	$6,602	$33,261,873	$—	(19,058,363)	$14,210,112

See the accompanying notes to these condensed consolidated financial statements.

Note 1. Business and Summary of Significant Accounting Policies:

Business and Basis of Presentation

We are a clinical stage drug discovery and development company focusing on women’s health and cancer, two large markets with significant unmet needs. Building on our understanding of the biology of menopause and cancer, we design new drugs derived from botanical sources which have novel mechanisms of action. Based on the results of our clinical trials and preclinical studies to date, we believe that we have discovered new classes of drug candidates with the potential to be leaders in their markets.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of Bionovo, Inc. (unless the context indicates otherwise, together with its wholly-owned subsidiary Bionovo Biopharmaceuticals, Inc., the "Company" or “Bionovo”) for the fiscal years ended December 31, 2006 and 2005 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of September 30, 2007, and the results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

Basis of Consolidation

The consolidated financial statements include the accounts of Bionovo, Inc. and its wholly owned subsidiary Bionovo Biopharmaceuticals Inc. All significant inter-company balances and transactions have been eliminated.

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

The Company is a development stage entity and is primarily engaged in the development of pharmaceuticals, derived from botanical sources, to treat cancer and women's health. The initial focus of the Company's research and development efforts will be the generation of products for the treatment of breast, and other cancers and to alleviate the symptoms of menopause. The production and marketing of the Company's products and its ongoing research and development activities are and will continue to be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the Food and Drug Administration

(FDA) under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

The Company's success will depend in part on its ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

Note 2. Summary of Significant Accounting Policies

There have been no significant changes in Bionovo's significant accounting policies during the three and nine months ended September 30, 2007 as compared to what was previously disclosed in Bionovo's Annual Report on 10-KSB for the year ended December 31, 2006.

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

Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of September 30, 2007, the Company maintains its cash and cash equivalents with a major investment firm and a major bank.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement” (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not determined the effect that the adoption of FAS 157 will have on our consolidated results of operations, financial condition or cash flows, if any.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). Under SFAS 158, companies must: a) recognize a net liability or asset to report the funded status of their plans on their statement of financial position, b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur in comprehensive income. The Company adopted the measurement date provisions of SFAS 158 effective October 1, 2006. The Company will adopt the recognition provisions of SFAS 158 as of the end of fiscal year 2007 as required by SFAS 158. Effective January 1, 2006, the Company no longer contributed to the Simplified Employee Pension Plan. (See Note 9)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007 and there was no impact to our financial statements.

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

Note 3. Stock-Based Compensation

The Company's stock-based compensation primarily consists of the following:

Stock Options:

On April 6, 2005, in connection with the completion of its reverse merger with Bionovo Biopharmaceuticals, the Company assumed and adopted the Stock Incentive Plan (the “Plan”) which authorized 3,496,788 shares of common stock for issuance.

The Board approved Amendment No. 4 to the Plan to increase the number of shares covered by, and reserved for issuance under, the Plan from 3,496,788 shares to 6,496,788 shares, which was approved by the shareholders at the Company’s annual meeting held on May 17, 2006.

The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options are typically granted throughout the year, generally vest four years thereafter and expire 10 years from the date of the award. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each separate vesting portion of the stock option award. As of September 30, 2007 a total of 4,777,254 shares are outstanding under the Plan, with a balance of 1,649,534 shares available for future issuance.

Restricted Stock: The Company awards shares of stock to employees and directors and consultants that are restricted. During the period of restriction, the holder of restricted stock has voting rights and is entitled to receive all distributions including dividends paid with respect to the stock. The Company recognizes stock compensation expense relating to the issuance of restricted stock based on the market price on the date of award over the period during which the restrictions expire, which is generally one year from the date of grant, on a straight-line basis. All restricted stock grants are approved by the Company's Board of Directors. There were no restricted stock awards as of September 30, 2007.

Valuation Assumptions

The Company utilizes Black-Scholes option-pricing model to estimate the fair value of share-based awards. The Black-Scholes model is affected by Bionovo's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used for the nine months ended September 30, 2007 and 2006 and the resulting estimates of weighted-average fair value per share of options granted during these periods are as follows:
	Nine months ended September 30,
	2007	2006
Expected life (in years)	5	5
Average risk-free interest rate	4.2%	4.0%
Expected volatility	93%	90%
Expected dividend yield	0%	0%

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

General Option Information

The following is a summary of changes to outstanding stock options during the three and nine months ended September 30, 2007

			Weighted-
		Weighted-	average
	Number	average	remaining	Aggregate
	of	exercise	contractual	intrinsic
	shares	price	life in years	value
Options outstanding at January 1, 2007	2,952,254	$0.74	8.08	$4,398,858
Options granted	2,392,500	3.30	—	—
Options exercised	(70,000)	0.64	—	—
Options cancelled and forfeitures	(497,500)	—	—	—

Options outstanding at September 30, 2007	4,777,254	1.89	7.68	9,381,873

Options vested and expected to vest at September 30, 2007	4,777,254	1.89	7.68	9,381,873
Options exercisable at September 30, 2007	2,224,754	$0.62	4.71	$7,177,397

At September 30, 2007, there were 1,649,534 shares available for grant under the employee stock option plan.

The table below presents information related to stock option activity for the three and nine month periods ended September 30, 2007 and 2006 (in thousands):

	Nine months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Total intrinsic value of stock options exercised	$28,500	$—	$341,350	$—
Cash received from stock options exercises	(9,000)	—	(44,750)	—
Gross income tax benefit from the exercise of stock options	$19,500	$—	$296,600	$—

The aggregate intrinsic value of $10,486,545 as of September 30, 2007 is based on Bionovo's closing stock price of $3.85 on September 28, 2007, and represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended September 30, 2007 was $28,500, as 10,000 options were exercised. There were 2,224,754 in-the-money options exercisable as of September 30, 2007 was with an aggregate intrinsic value of $7,177,397.

As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $6,196,819. That cost is expected to be recognized over a weighted-average period of three years.

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation for the three and nine months ended September 30, 2007 which was incurred as follows:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2007	2007
Research and development	$261,871	$526,759
General and administrative	239,966	310,259
Stock compensation expense	$501,837	$837,018

The weighted-average estimated fair value of stock options granted (based on grant date) during the nine months ended September 30, 2007 and 2006 was $3.30 and $1.60 per share, respectively. For the nine months ended September 30, 2007 and 2006 the Company granted stock options to employees and consultants totaling 2,387,500 and 200,000 shares respectively.

Warrants information

A summary of warrants for the nine months ended September 30, 2007 is as follows:

		Weighted-
	Number	average
	of	exercise	Aggregate
	shares	price	Price
Balance at December 31, 2006	4,832,248	$0.74	$3,559,357
Warrants granted	4,418,820	2.13	9,389,993
Warrants exercised	(4,108,210)	1.10	(4,535,528)
Warrants cancelled	—	—	—
Warrants expired	—	—	—
Balance at September 30, 2007	5,142,858	$1.64	$8,413,822

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

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Nine months ended September 30,
	2007	2006
Outstanding stock options	4,777,254	2,952,254
Outstanding stock options – outside plan	103,212	103,212
Warrants to purchase common shares	5,142,858	4,978,598
	10,023,324	8,034,064

Intangible assets - Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. The Company has net carrying amount of $171,592 in patent licensing costs as of September 30, 2007. Amortization expense charged to operations for the three months ended September 30, 2007 and 2006 was $3,040 and $1,137 respectively. Amortization expense charged to operations for the nine months ended September 30, 2007 and 2006 was $5,738 and $2,970 respectively.

Note 5. Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however,does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three and nine months ended

  September30, 2007 and 2006, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

Note 6. Cash, Cash Equivalents and Short-Term Investments

The following summarizes the fair value of the Company’s cash, cash equivalents and short-term investments:

	September, 30	December, 31
	2007	2006
Cash and cash equivalents:
Money market fund	$12,551,881	$2,571,439

Short-term investments:
Certificate of Deposits	$193,975	$484,017

The Company considers all highly liquid investments purchased with a maturity of six months or less to be cash equivalents. All short-term investments at September 30, 2007 mature in less than one year. The Company places its cash, cash equivalents and short term investments in money market funds, commercial paper and corporate and government notes.

Note 7. Liquidity

The Company's growth has been funded through a combination of public offering, private equity, debt, and lease financing. The Company has no significant operating history and, from February 1, 2002, (inception) to September 30, 2007, has generated a net loss of $19.1 million. During the nine-month period ended September 30, 2007, the Company obtained additional financing through a private placement of common shares and the exercise of warrants.

As of September 30, 2007, the Company had approximately $12,551,881 of unrestricted cash and $193,975 in short-term securities. For the nine-month period ended September 30, 2007, revenues consisted of $239,625 from a grant draw down for 2006 from the National Institute of Health, Department of Health and Human Services and $3,750 from a license agreement with United Biotechnology Corporation of Taiwan. On October 15, 2007, the Company terminated its Licensing and Technology Transfer Agreement dated November 3, 2003 (the “Agreement”) with United Biotechnology Corporation (“UBC”) of Taiwan. (See Note 8) The Company will be eligible for three additional draw downs from the National Institute of Health, of $239,625 each in 2007, 2008 and 2009, subject to certain terms and conditions..

On October 31, 2007, the Company received $24.0 million, net of underwriting discount, from the closing of its public offering of 10.0 million shares of common stock at a price to the public of $2.50 per share and 5.3 million warrants to purchase shares of common stock at $3.50 per share at a price of $0.10 per warrant. Following the offering, the Company will have 76,036,435 shares of common stock, outstanding (See Note 13). The underwriters may also purchase up to an additional 1,500,000 shares and warrants to purchase an additional 750,000 shares from us within 30 days from the date of this closing to cover over-allotment of shares and warrants.

The Company believes that it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. However, the Company has experienced and continues to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment.

Note 8. License Agreement

In 2003, the Company entered into a licensing and technology transfer agreement with a Taiwanese biotech corporation wherein the rights to certain technology restricted to a certain geographic region were transferred to the Taiwanese corporation for a period of 10 years, which will automatically renew for periods of 3 years, unless a 12-month written notice is given by either party to the agreement. The license agreement was for a one-time fee of $150,000 and future royalties based on a percentage of future sales. On October 15, 2007, the Company terminated its Licensing and Technology Transfer Agreement dated November 3, 2003 (the “Agreement”) with United Biotechnology Corporation (“UBC”) of Taiwan. This termination followed notice of material breach of the Agreement by UBC. All rights under the agreement are now revoked and revert to the Company, and there is no continuing obligation to UBC beyond the confidentiality provisions in the Agreement and the Company will recognize $91,250 in unamortized deferred revenue in the next quarter. (See Note 13)

Note 9. Simplified Employee Pension Plan

The Company has a Simplified Employee Pension Plan (the "Plan"), which covers two officers of the Company. The Plan was established in 2004 and is administered by an outside administrator. In 2006, the Company created a 401(k) Plan ("Plan") to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. Effective January 1, 2006, the Company no longer contributed to the Simplified Employee Pension Plan.

Note 10. Stockholder’s Equity

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

In connection with the closing of the private placements, the Company issued five-year placement agent warrants to Duncan Capital, LLC as partial compensation for acting as placement agent in the transaction. These placement agent warrants are exercisable in whole or in part, at an exercise price of $0.50 per share, before May 5, 2010 for up to 2,136,100 shares of common stock.

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

During the first quarter ended March 31, 2007, certain warrant holder's exercised common stock purchase warrants representing 814,134 shares, for which the Company received $420,092.  During the second quarter ended June 30, 2007, certain warrant holder's exercised common stock purchase warrants representing 413,951 shares, for which the Company received $495,301. During the three-month period ended September 30, 2007 certain warrant holders exercised common stock purchase warrants representing 637,500 shares, for which the Company received $927,500.

On October 31, 2007, the Company received $24.0 million, net of underwriting discount, from the closing of its public offering of 10.0 million shares of common stock. (See Note 13)

Note 11. Commitments and Contingencies

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

Note 12. Income Tax

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

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

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended September 30, 2007.

Note 13. Subsequent Event

Public Offering of Common Shares

On October 31, 2007, the Company received $24.0 million, net of underwriting discount, from the closing of its public offering of 10.0 million shares of common stock at a price to the public of $2.50 per share and 5.3 million warrants to purchase shares of common stock at $3.50 per share at a price of $0.10 per warrant. Following the offering, the Company will have 76,036,435 shares of common stock, outstanding. The underwriters may also purchase up to an additional 1,500,000 shares and warrants to purchase an additional 750,000 shares from us within 30 days from the date of this closing to cover over-allotment of shares and warrants.

The unaudited pro-forma balance sheet information in the accompanying balance sheet is provided as a result of the significant changes in the Company’s capital structure subsequent to the balance sheet date and assumes the transactions noted above that were completed subsequent to September 30, 2007 had occurred as of September 30, 2007.

License Agreement

On October 15, 2007, the Company terminated its Licensing and Technology Transfer Agreement dated November 3, 2003 (the “Agreement”) with United Biotechnology Corporation (“UBC”) of Taiwan. This termination followed notice of material breach of the Agreement by UBC. All rights under the agreement are now revoked and revert to the Company, and there is no continuing obligation to UBC beyond the confidentiality provisions in the Agreement. Unamortized deferred revenue of $91,250 will be recognized in the next quarter.

Legal

On October 16, 2007, the former CFO of the Company filed a complaint against Bionovo, Inc. and two of its officers, alleging breach of contract as a result of the rescission of the employment agreement in September 2007. This complaint was filed with the Superior Court of the State of California in and for the County of Alameda.

As a part of his compensation, Mr. Stapleton was to receive 300,000 shares of common stock, followed by an additional 300,000 shares of common stock over a two-year period from the date of grant subject to various limitations. In his complaint, Mr. Stapleton alleges that the Company failed to accelerate the vesting of the 300,000 shares to him, thereby breaching the employment agreement.

In the opinion of management, the ultimate outcome of this matter will not materially affect the Company's financial position, results of operations or cash flows and we have not accrued any amounts for a contingent liability.

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

As of September 30, 2007, we had an accumulated deficit of $19.1 million. Historically we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments. On October 31, 2007, the Company received $24.0 million, net of underwriting discount, from the closing of its public offering of 10.0 million shares of common stock at a price to the public of $2.50 per share. (See Note 13)

Business

We are a clinical stage drug discovery and development company focusing on women’s health and cancer, two large markets with significant unmet needs. Building on our understanding of the biology of menopause and cancer, we design new drugs derived from botanical sources which have novel mechanisms of action. Based on the results of our clinical trials and preclinical studies to date, we believe that we have discovered new classes of drug candidates with the potential to be leaders in their markets.

Our lead drug candidate, MF101, represents a new class of receptor sub-type selective estrogen receptor modulator (SERM) for the treatment of vasomotor symptoms of menopause, or ‘‘hot flashes.’’ We have designed MF101, an orally delivered product, to selectively modulate estrogen receptor beta (ERβ) and to provide a safe and effective alternative to existing FDA-approved therapies that pose a significant risk to the patient for developing breast cancer and other serious diseases. In preclinical studies, MF101 inhibited tumor growth as well as bone resorption known to cause osteoporosis, which is commonly developed during menopause. This activity, if confirmed in clinical testing, would differentiate MF101 from some existing therapies and other therapies in clinical development for hot flashes. In our completed, randomized, placebo-controlled Phase II clinical trial involving 217 patients for which we announced results in June 2007, the higher of two MF101 doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes when compared to placebo at 12 weeks of treatment. We plan to seek FDA approval to conduct a Phase III clinical trial and expect to commence this trial in the second or third quarter of 2008 at multiple clinical sites in the U.S. We believe that MF101’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and serotonin-norepinephrine reuptake inhibitors (SNRI) therapies that are sometimes used off-label.

We have also identified a potential orally delivered anti-cancer agent for advanced breast cancer, BZL101. Unlike most other anti-cancer drugs and drug candidates, which try to control cancer through genomic and proteomic signaling pathways, BZL101 is designed to take advantage of the unique metabolism of cancer cells. BZL101 inhibits glycolysis, a metabolic pathway on which cancer cells rely. Glycolysis inhibition leads to DNA damage and death of cancer cells without lasting harm to normal cells. We believe that BZL101 may have a preferential effect on hormone-independent cancers, a subset with few treatment options. We have completed a Phase I clinical trial in 21 patients. No significant adverse events were noted in this trial. Recruitment is currently underway in a 100-patient, U.S.-based, Phase I/II clinical trial of BZL101 in patients with metastatic breast cancer. In addition, we intend to explore the use of BZL101 on other forms of cancer, including pancreatic cancer and adjuvant use in breast cancer.

We also have a diverse pipeline of preclinical drug candidates in both women’s health and cancer. We plan to submit an investigational new drug, or IND, application and initiate a Phase I clinical trial for our second SERM drug candidate, VG101, for the treatment of post-menopausal vulvar and vaginal atrophy, or ‘‘vaginal dryness,’’ as well as a Phase I/II clinical trial of a second anti-cancer agent, AA102, for the treatment of advanced breast cancer. We have identified or begun preclinical work on other drug candidates for a variety of indications within women’s health and cancer. We have internally discovered and developed all of our drug candidates using our proprietary biological and chemical techniques.

Our drug development process uses traditional Chinese medicine to target herbs and other botanical sources believed to produce biologically active compounds. We apply our clinical knowledge, experience with natural compounds and knowledge of proper scientific screening tools to derive botanical compounds and extracts for pharmaceutical development. In June 2004, the FDA released a document to provide drug developers with guidance on submitting IND applications, conducting clinical trials, and seeking approval for botanical drugs. This guidance states that applicants may submit reduced documentation of nonclinical (preclinical) safety and of chemistry, manufacturing and controls to support an IND application for initial clinical studies of botanicals. The first botanical extract drug developed pursuant to these guidelines was approved by the FDA in October 2006. To date, all of our drug candidates are derived from botanical extracts and are being developed in accordance with this FDA guidance. In addition, we have identified the active chemical components underpinning the mechanism of action for our novel drugs, and in some cases, we have developed synthetic methods of production.

We expect to continue to incur significant operating losses over at least the next several years, and do not expect to generate profits until and unless our drug candidates have been approved and are being marketed with commercial partners.

Research and Development Activities

Included in research and development expenses are the following activities and related expenses: basic research and preclinical expenses, clinical trials and drug development expenses. During the nine months ended September 30, 2007, we incurred research and development expenses of $7,212,445. During the years ended December 31, 2006 and 2005, we incurred research and development expenses of $4,021,149 and $1,535,534, respectively. We further expect that research and development expenses will increase over the coming months as we continue development of our drugs.

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

Clinical Development Strategy and Ongoing Clinical Programs

Our research and development costs from 2002 to September 30, 2007 have been principally related to our pre-clinical and clinical development of MF101, BZL101, and to a lesser degree AA102, and VG101.

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

During 2004, we also completed a Phase I clinical trial of BZL101 for metastatic breast cancer. We submitted our Phase I report to the FDA summarizing the results of the trial. The FDA has accepted our Phase I/II trial of BZL101 for metastatic breast cancer and the first patient was enrolled to the BZL101 trial on April 18, 2007.

On June 4, 2007 we announced the results for MF101 which showed positive safety, tolerability and efficacy in phase two trials for the treatment of hot flashes associated with menopause. Two hundred and seventeen women were enrolled in the company's double-blind, placebo- controlled, randomized Phase 2 trial. Postmenopausal women with 50 or more moderate to severe hot flashes per week were randomized to one of three treatment groups receiving MF101 (5 grams/day), MF101 (10 grams/day), or placebo for twelve weeks. Both doses of MF101 were more effective than placebo at reducing the frequency and severity of hot flashes from the start of the trial until the end of the treatment period 12 weeks later. Safety analyses showed no cases of endometrial hyperplasia or uterine cancer during the trial and there were no differences in incidence of vaginal bleeding between the placebo group and the two cohorts treated with MF101.

The decision to advance each of our product candidates through clinical testing will be based on the results of completed preclinical and clinical studies. A summary of the anticipated dates and estimated expenses associated with the development of these product candidates is shown below. We do not anticipate any revenue from any of our lead product candidates until 2010 at the earliest.

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

Stock-Based Compensation

Stock-based compensation to outside consultants is recorded at fair market value in general and administrative expense. Effective January 1, 2006 we record expenses relating to stock options granted to employees based on the fair value at the time of grant. The fair value of stock options and warrants is calculated using the Black-Scholes pricing method on the date of grant. This option valuation model requires input of highly subjective assumptions. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements to report for the nine months ended September 30, 2007. We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Results of Operations

Three Months Ended September 30, 2007 and, 2006

Revenues

	Three months ended
	September 30,
			Change in
	2007	2006	Percent
Revenues	$243,375	$3,750	6,390%

Revenues include licensing fee and grant drawdown. For the three-month period ended September 30, 2007, revenues increased by $239,625 over the comparable period in 2006, representing our National Institute of Health grant drawdown from the Department of Health and Human Services for 2006. Revenues for both periods included $3,750 in amortization from the proceeds of our licensing and technology transfer agreement with United Biotechnology Corporation of Taiwan. (See Note 13). We do not expect our revenues to have a material impact on our financial results during the remainder of 2007.

Research and Development Expenses

	Three months ended
	September 30,
			Change in
	2007	2006	Percent
Research and development expenses	$2,444,674	$970,791	152%

Research and development expenses reflect costs for the development of drugs in our product pipeline and includes salaries, contractor and consultant fees and other support costs. The increase of $1,473,883 in the three-month period ended September 30, 2007 over the comparable period in 2006, is directly related to advancing the development of our lead drug candidates. All costs currently incurred for research and development are expensed as incurred.

For the three months ended September 30, 2007 and 2006, we recognized $261,871 and $42,732, respectively in stock-based compensation expense charged to research and development expenses.

General and Administrative Expenses

	Three months ended
	September 30,
			Change in
	2007	2006	Percent
General and administrative expenses	$1,118,482	$336,894	232%

General and administrative expenses, includes personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs. For the three month period September 30, 2007 general and administrative expenses increased by $781,588 over the comparable period in 2006. The increase was due primarily to an increase in facility rental and legal expenses in addition to an increase in business activities related to the support and development of business operations and management infrastructure. For the three months ended September 30, 2007 and 2006, we recognized $239,966 and $43,684, respectively, in stock-based compensation expense charged to general and administrative expenses.

Sales and Marketing Expenses

	Three months ended
	September 30,
			Change in
	2007	2006	Percent
Sales and marketing expenses	$10,920	$66,550	(84)%

Sales and marketing expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. Sales and marketing expenses decreased by $55,630 for the three months ended September 30, 2007 compared to the same period in 2006. The decrease reflects fewer industry tradeshows and conventions attended. We expect to have limited sales and marketing expenses for the foreseeable future.

Interest Income, Interest Expense and Other Expense

	Three months ended
	September 30,
			Change in
	2007	2006	Percent
Interest income, interest expense and other expense:
Interest income	$170,272	$58,566	191%
Interest expense	(42,370)	(17,843)	137%
Other expense	(5,241)	—	100%
Total interest income and expense	$122,661	40,723	201%

Other income and expense includes interest income and interest expense. Interest income is primarily derived from short-term interest-bearing securities and money market accounts. The increase of $111,706 in interest income was due primarily to a higher average balance of cash and short-term investments. Interest expense is directly related to equipment lease agreements. For the three months ended September 30, 2007, interest expense increased by $24,527 over the same period in 2006. Other expense includes renewal fee for letter of credit securing our lease of lab equipment.

Nine Months Ended September 30, 2007 and 2006

Revenues

	Nine months ended
	September 30,
			Change in
	2007	2006	Percent
Revenues	$250,875	$11,250	2,130%

Revenues include licensing fee and grant drawdown. For the nine-month period ended September 30, 2007, revenues increased by $239,625 over the comparable period in 2006, representing our National Institute of Health grant drawdown from the Department of Health and Human Services for 2006. Revenues for both periods included $3,750 in amortization from the proceeds of our licensing and technology transfer agreement with United Biotechnology Corporation of Taiwan. (See Note 13) We do not expect our revenues to have a material impact on our financial results during the remainder of 2007.

Research and Development Expenses

	Nine months ended
	September 30,
			Change in
	2007	2006	Percent
Research and development expenses	$7,212,445	$2,617,599	176%

Research and development expenses reflect costs for the development of drugs in our product pipeline and include salaries, contractor and consultant fees and other support costs. The increase of $4,594,846 for the nine month period ended September 30, 2007 over the comparable period in 2006, is directly related to advancing the development of our lead drug candidates. All costs currently incurred for research and development are expensed as incurred.

For the nine months ended September 30, 2007 and 2006, we recognized $310,259 and $185,807, respectively, in stock-based compensation expense charged to research and development expenses.

General and Administrative Expenses

	Nine months ended
	September 30,
			Change in
	2007	2006	Percent
General and administrative expenses	$2,575,646	$995,101	159%

General and administrative expenses includes personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs. For the nine-month period ended September 30, 2007 general and administrative expenses increased by $1,580,545 over the comparable period in 2006. The increase was due primarily to an increase in facility rental and legal expenses in addition to an increase in payroll expenses related to the support of business development and operations.

For the nine months ended September 30, 2007 and 2006, we recognized $526,759 and $ 186,135 respectively, in stock-based compensation expense charged to general and administrative expenses.

Sales and Marketing Expenses

	Nine months ended
	September 30,
			Change in
	2007	2006	Percent
Sales and marketing expenses	$113,600	$233,017	(51)%

Sales and marketing expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. Sales and marketing expenses decreased by $119,417 for the nine months ended September 30, 2007 compared to the same period in 2006. The decrease reflects fewer industry tradeshows and conventions attended. We expect to have limited sales and marketing expenses for the foreseeable future.

Interest Income, Interest Expense and Other Expense

	Nine months ended
	September 30,
			Change in
	2007	2006	Percent
Interest income, interest expense and other expense:
Interest income	$517,958	$189,655	173%
Interest expense	(68,898)	(31,426)	119%
Other expense	(5,241)	—	100%
Total interest income and expense	$443,819	$158,229	180%

Interest income is primarily derived from short-term interest-bearing securities and money market accounts. The increase of $328,303 in interest income was due primarily to a higher average balance of cash and short-term investments. Interest expense is directly related to equipment lease agreements. For the nine months ended September 30, 2007, interest expense increased by $37,472 over the same period in 2006. Other expense includes renewal fee for letter of credit securing our lease of lab equipment.

Liquidity and Capital Resources

For the nine months ended September 30, 2007, our operating activities used net cash of $7.8 million and reflects our net loss of $9.2 million offset by non-cash charges including stock-based compensation expense under SFAS No. 123R, amortization of intangibles, depreciation expense and our use of operating cash to fund changes in operating assets and liabilities. Cash was used to pay for an increase in invoices outstanding for the development of our lead drug candidates, to fund our lease obligations and accrued wages and benefits expenses. This compares to the net cash used in our operating activities for the nine months ended September 30, 2006 of $3.2 million reflecting our net loss of $3.7 million offset by non-cash charges including stock based compensation expense, depreciation expense and our use of cash to fund changes in operating assets and liabilities. The primary changes in operating assets and liabilities is the recognition of prepaids of $250,828 and reduction of pension payable of $84,000 recognized in the statement of operations in the nine month period ended September 30, 2006.

For the nine month period ended September 30, 2007, net cash used in investing activities was $1.0 million, which consisted primarily of $1.1 million for purchases of equipment primarily for research and development and $119,000 used to prosecute patent applications, offset by $290,000 in proceeds from sale of investments. This compares to net cash provided by investing activities for the nine months ended September 30, 2006 of $873,000 which consisted primarily of $1.4 million in proceeds from sale of investments, offset by our purchase of $473,000 of fixed assets and $30,000 used to prosecute patent applications.

Net cash provided by financing activities was $18.8 million primarily representing proceeds from our private placement of approximately 10,521,000 shares of our common stock, at a purchase price of $1.50 per share, net of expenses, cash provided by the exercise of warrants by certain investors and exercise of options under our employee stock plans offset by $310,000 in capital lease obligations, for the nine months ended September 30, 2007. This compares with net cash provided by financing activities of $1.9 million representing proceeds from a call notice to all holders of common stock purchase warrants, issued in the April 6, 2005 and May 5, 2005 private placements, offset by $265,000 in capital lease obligations for the comparable period in 2006.

As of September 30, 2007, we had an accumulated deficit of $19.1 million, working capital of $11.4 million and shareholders’ equity of $14.2 million. Management believes that cash and cash equivalents on hand at September 30, 2007, will be sufficient to enable us to meet our obligations through at least the next year.

On October 31, 2007, the Company received $24.0 million, net of underwriting discount and expenses, from the closing of its public offering of 10.0 million shares of common stock at a price to the public of $2.50 per share and 5.3 million warrants to purchase shares of common stock at $3.50 per share at a price of $0.10 per warrant. Following the offering, the Company will have 76,036,435 shares of common stock, outstanding. (See Note 13)

Off-Balance Sheet Financings and Liabilities

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Disclosures

In the normal course of business, our financial position is routinely subject to a variety of risks, including market risk associated with interest rate movement. We regularly assess these risks and have established policies and business practices to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

As of September 30, 2007, we had cash, cash equivalents and short-term investments of $12.7 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase, and therefore, we believe our exposure to interest rate changes will be immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments

Item 4. Controls And Procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Note 13 of Part I of this report is incorporated by reference in its entirety to this Item 1 of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Date: November 13, 2007
BIONOVO, INC. (Registrant)

By:	/s/ Isaac Cohen
Isaac Cohen Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas C. Chesterman
Thomas C. Chesterman Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Bionovo, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.