Form 10-K
period 2007-12-31
BIONOVO INC
filed 2008-03-13
CIK 1203957

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-33498

BIONOVO, INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware		20-5526892
(State or Other Jurisdiction of		(I.R.S. Employer
Incorporation or Organization)		Identification No.)
5858 Horton Street, Suite 375, Emeryville, California 94608 (510) 601-2000
(Address of Principal Executive Offices, Including Zip Code and Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock $0.0001 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the last trade price of the common stock reported on the NASDAQ Global Capital on June 29, 2007 was approximately $175.7 million.*

The number of shares of common stock outstanding as of March 10, 2008 was 76,343,101.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

*	Excludes 19,202,188 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

PART I

Forward Looking Statements

Statements made in this document other than statements of historical fact, including statements about us and the future of our respective clinical trials, research programs, product pipelines, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Annual Report the words “anticipate,” “objective,” “may,” “might,” “should,” “could,” “can,” “intend,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan” or the negative of these and similar expressions identify forward-looking statements. These statements reflect our current views with respect to uncertain future events and are based on imprecise estimates and assumptions and subject to risk and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. While we believe our plans, intentions and expectations reflected in those forward-looking statements are reasonable, these plans, intentions or expectations may not be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report for a variety of reasons, including those set forth in Item 1A “Risk Factors” and elsewhere in this Annual Report.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the risk factors and other cautionary statements set forth in this Annual Report. Other than as required by applicable securities laws, we are under no obligation, and we do not intend, to update any forward-looking statement, whether as result of new information, future events or otherwise.

The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2007 and other documents filed by us from time to time with the Securities and Exchange Commission.

Item 1.	Business

Overview

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

Our lead drug candidate, MF101, represents a new class of receptor sub-type selective estrogen receptor modulator (SERM) for the treatment of vasomotor symptoms of menopause, or ”hot flashes.” We have designed MF101 to selectively modulate estrogen receptor beta (ERβ) and to provide a safe and effective alternative to existing FDA approved therapies that pose a significant risk to the patient for developing breast cancer and other serious diseases. In preclinical studies, MF101 inhibited tumor growth as well as bone resorption known to cause osteoporosis, which is commonly developed during menopause. This activity, if confirmed in clinical testing, would differentiate MF101 from some existing therapies and other therapies in clinical development. In our completed, randomized, placebo-controlled Phase II trial involving 217 patients for which we announce results in 2007, the higher of two MF101 doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes when compared to placebo at 12 weeks of treatment, comparable to existing non-hormonal therapies. We plan to seek FDA approval to conduct further clinical testing and expect to commence this trial late in the third quarter of 2008 at multiple clinical sites in the U.S. We believe that MF101’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and serotonin-norepinephrine reuptake inhibitors (SNRI) therapies.

We have also identified a potential oral anti-cancer agent for advanced breast cancer, BZL101. Unlike most other anti-cancer drugs and drug candidates, which try to control cancer through genomic and proteomic signaling pathways, BZL101 is designed to take advantage of the unique metabolism of cancer cells. BZL101 inhibits glycolysis, a metabolic pathway on which cancer cells rely. Glycolysis inhibition leads to DNA damage and death of cancer cells without lasting harm to normal cells. We believe that BZL101 may have a preferential effect on hormone-independent cancers, a subset with few treatment options. We have completed a Phase I trial in 21 patients. No significant adverse events were noted in this trial. Recruitment is currently underway in a 100-patient, U.S.-based, Phase I/II trial of BZL101 in patients with metastatic breast cancer and treatment has begun on a limited number of patients. In addition, we intend ultimately to explore the use of BZL101 on other forms of cancer, including pancreatic cancer and adjuvant use in breast cancer.

We have a diverse pipeline of other preclinical drug candidates in both women’s health and cancer. We plan to submit an investigational new drug, or IND, application and initiate a Phase I trial in the second half of 2008 for our second SERM drug candidate, VG101, for the treatment of post-menopausal vulvar and vaginal atrophy, or ”vaginal dryness”. We also intend, later in 2008 or in 2009, to submit an IND application and a Phase I/II trial of a second anti-cancer agent, AA102, for the treatment of advanced breast cancer. We have identified or begun preclinical work on other drug candidates for a variety of indications within women’s health and cancer. We have internally discovered and developed all of our drug candidates using our proprietary biological and chemical techniques.

Our drug development process targets herbs and other botanical sources, used in traditional Chinese medicine, believed to produce biologically active compounds. We apply our clinical knowledge, experience with natural compounds and knowledge of proper scientific screening tools to derive botanical compounds and extracts for pharmaceutical development. In June 2004, the FDA released a document to provide drug developers with guidance on the approval for botanical drugs. This guidance states that applicants may submit reduced documentation of nonclinical (preclinical) safety to support an IND application for initial clinical studies of botanicals. The first botanical extract drug developed pursuant to these guidelines was approved by the FDA in October 2006. To date, all of our drug candidates are derived from botanical extracts and are being developed in accordance with this FDA guidance. In addition, we have identified the active chemical components underpinning the mechanism of action for our novel drugs, and in some cases, we have developed synthetic methods of production.

We expect to continue to incur significant operating losses over at least the next several years, and do not expect to generate profits until and unless our drug candidates have been approved and are being marketed with commercial partners.

Formation of the Company

Bionovo, Inc. (formerly Lighten Up Enterprises International, Inc.) was incorporated in Nevada on January 29, 1998, and subsequently reincorporated in the State of Delaware on June 29, 2005. On April 6, 2005, Bionovo, Inc. (then known as Lighten Up Enterprises International, Inc.) acquired all the outstanding shares of Bionovo Biopharmaceuticals, Inc. (then known as Bionovo, Inc.) (“BIOPHARMA”), in exchange for 42,112,448 restricted shares of its common stock in a reverse triangular merger (the “Merger”). The acquisition has been accounted for as a reverse merger with BIOPHARMA deemed to be the accounting acquirer. Accordingly, the historical financial information presented herein are those of BIOPHARMA, as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to capital in excess of par value, and those of Bionovo, Inc. (the legal acquirer, formerly known as “Lighten Up Enterprises International, Inc.) since the Merger. The retained earnings of the accounting acquirer have been carried forward after the acquisition and BIOPHARMA’s basis of its assets and liabilities were carried over in the reverse merger. Operations prior to the Merger are those of the accounting acquirer.

On April 6, 2005, Bionovo Biopharmaceuticals, Inc., or Bionovo Biopharmaceuticals, completed a reverse merger transaction with Lighten Up Enterprises International, Inc., a Nevada corporation formed on January 29, 1998. Until the merger, Lighten Up Enterprises International, Inc., or Lighten Up, engaged in the development, publishing, marketing and sale of a cookbook of recipes. Lighten Up discontinued these activities following the merger. Upon the closing of the merger, the directors and management of Bionovo Biopharmaceuticals became the directors and management of Lighten Up.

Bionovo Biopharmaceuticals was formed and began operation in the state of California in February 2002 and subsequently reincorporated into the state of Delaware in March 2004. On June 29, 2005, we changed our name from Lighten Up Enterprises International, Inc. to Bionovo, Inc. and changed our state of incorporation to Delaware.

Until June 29, 2005, the name of Bionovo Biopharmaceuticals was Bionovo, Inc. It changed its name to Bionovo Biopharmaceuticals, Inc. in order to facilitate our corporate name change from Lighten Up Enterprises International, Inc. to Bionovo, Inc. Bionovo Biopharmaceuticals continues as our wholly-owned, operating subsidiary.

Development Stage Company

We have not generated any significant revenue since inception. The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed by SFAS No. 7 for a development stage enterprise (DSE). Although the Company has recognized some nominal amount of revenue, we still believe that we are devoting, substantially, all our efforts toward developing the business and, therefore, still qualify as a DSE.

We are a development stage entity and are primarily engaged in the development of pharmaceuticals, derived from botanical sources, to treat cancer and women’s health. The initial focus of our research and development efforts will be the generation of products for the treatment of breast, and other cancers and to alleviate the symptoms of menopause. The production and marketing of our products and our ongoing research and development activities are and will continue to be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug we develop must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the Food and Drug Administration (FDA) under the Food, Drug and Cosmetic Act. We have limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that we will not encounter problems in clinical trials that will cause us or the FDA to delay or suspend clinical trials.

Our success will depend in part on our ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to us will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to us.

Business Strategy

Our goal is to achieve a position of sustainable leadership in the biopharmaceutical industry. Our strategy consists of the following key elements:

Integrate Scientific Discoveries with Natural Substances Used in Traditional Chinese Medicine

For more than 2,000 years, Chinese people have used Traditional Chinese Medicine (“TCM”), for the prevention and treatment of disease. Advances in science and technology and analytical methodology for natural products can be harnessed for the discovery and development of new drugs from the botanicals used in TCM. We intend to continue to integrate cutting edge scientific discoveries and modern medicine with our expertise in natural substances used in TCM to discover and screen novel formulations derived from botanicals.

Focus on Cancer and Women’s Health

We have intentionally directed our focus on initial medical applications with urgent needs and very large potential markets. With this strategy, even a small market penetration should result in relatively substantial revenue streams. Under this strategy, we have initially directed our attention to the design of drugs to target cancer and women’s health.

According to the American Cancer Society (ACS) 2005 Cancer Facts and Figures, cancer is a leading cause of death in the U.S., yet there remain unmet needs, and current treatments remain ineffective and inadequate for some populations. In the current propitious health care regulatory environment, the FDA regulatory requirements for approval of cancer drugs has been modified because of the immediacy for treatment of this disease. There are approximately 27 million women suffering menopausal symptoms such as hot flashes and vaginal dryness (SOURCE: Kronenberg F., Hot flashes: epidemiology and physiology. Ann N Y Acad Sci 1990; 592:52-86; discussion 123-33). To date, pharmaceutical interventions offered for women suffering menopausal symptoms are either partially unsatisfactory, or they have significant undesirable side-effects. Relying in part on what we believe to be our novel system for the assessment of selective estrogen receptors ((α) and (β)) modulators, or SERMs, their downstream co-regulatory proteins and their transcriptional outcome as well as cytotoxic agents, we intend to continue to target this significant market opportunity for drugs targeting cancer and women’s health.

Develop Our Existing Product Portfolio

We have one drug, MF101, designed to alleviate the symptoms of menopause, currently in Phase II clinical trials that commenced in January 2006. We completed a Phase I clinical trial of a second drug, BZL101, an anti-cancer agent for breast cancer in 2004 and have recently received approval from the U.S. Food and Drug Administration (or FDA) of an investigational new drug (or IND) application to conduct a Phase II clinical trial for breast cancer. We also are in the process of preparing a Phase I trial for another drug, VG101, an intra-vaginal drug (VG101) for the treatment of postmenopausal vulvar and vaginal atrophy (“vaginal dryness”). We intend to further develop these drugs both by expanding our internal resources and by collaborating with leading governmental and educational institutions as well as other companies.

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

We will also seek strategic scientific collaborations with other biotechnology and pharmaceutical companies in order to expand and accelerate the process to product development. We believe this will augment our research and development capabilities as well as provide potential sales channels for our products. We plan to target specific biotech and pharmaceutical companies in need of our proprietary technology or potential products in the endeavor to reach licensing and development agreements.

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

As an example, experimental antineoplastic (inhibiting or preventing the growth or development of malignant cells) agents derived from botanicals have been under study in China since the mid-fifties. Agents discovered through this effort include: campothecin (“CPT”) and hydroxycampothecin (“OPT”) from CAMPOTHECA ACUMINATA Decne, Harringtonine and homoheringtonine from several species of CEPHALOTAXUS, Indirubin from BAPHICACANTHES CUSIA Bremek and INDIGOFERA TINCTORIA L. and Kanglaite from COIX LACHRYMA- JOBI L.

Our strategic advantage for drug development is our extensive clinical knowledge and experience with natural compounds coupled with definitive knowledge of the proper scientific tools for screening. Instead of creating massive screens, we select the most likely candidate compounds and test them for efficacy and toxicity with state of the art screening models such as estrogen receptor regulation or induction of apoptosis. To date, the success rate from our screens has been approximately 25% in the cytotoxic drug discovery and approximately 40% in our estrogen drug discovery efforts.

Our clinical knowledge also accelerates the preclinical testing due to the longstanding anecdotal knowledge regarding the toxicities of these agents. The shorter time to clinic provides an opportunity to exercise major savings and prolong the exploitation of the patent.

This approach provides a new rational paradigm for drug discovery, whereby the prior knowledge of the indication coupled with the molecular mechanism prevents much of the guess work experienced by other linear approaches where the relationship between the molecular target and the indication is not always known.

Scientific Discovery Platform I: Anticancer Drugs

A number of Chinese medicinal herbs have traditionally been used to prevent and treat cancer. These herbal preparations are purported to have many biological effects including direct anti-proliferative effects on cancer cells, anti-mutagenic activity, and other signaling pathways such as nuclear receptor regulation resulting in prevention of growth or death.

Aqueous and organic extracts from 71 Chinese medicinal herbs historically used for cancer treatment were evaluated for antiproliferative activity on five breast cancer cell lines. Approximately 26% (19/71) of the extracts demonstrated greater than 50% growth inhibition on 80% of the cancer cell lines tested while five more herbs showed the same activity on fewer cell lines. These results, as well as our data from dose-response curves, DNA fragmentation and flow cytometric analyses, indicate that many of the herbs have significant growth inhibitory effects on breast cancer cells in vitro. Furthermore, in vivo tests of some of the extracts in a mouse xenograph model show a significant inhibition of tumor formation with oral administration, with no toxicity or compromise to the mice activity including fluid and food intake.

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

Our goal is to identify compounds effective at preventing or treating breast cancer as well as potential compounds for hormone therapy (“HT”). We have tested 71 herbs that are used in TCM for their ability to regulate transcriptional activity in the presence of ER(α) or ER(β). Over forty five percent (46.4%) of the herbs show selective activity on the two ERs. In these studies, we identified the herbs that selectively regulate ER(α) or ER(β) and result in different transcriptional activity as well as in tissue selectivity.

These studies have the potential to identify natural selective estrogen receptor modulators (SERMs), such as the drug tamoxifen, that may be used, with FDA approval, to prevent and treat breast cancer. In addition, we anticipate these studies will provide leads for HT that do not increase the risk of breast cancer. Other indications for estrogenic compounds or SERMs are osteoporosis, cardiovascular disease prevention, arthritis and menopausal symptomatic management (such as hot flashes, insomnia, vaginal dryness and decreased libido).

Pharmacology

After assessing the functional activity of whole herb extracts in our established assay systems, we aim to isolate anticancer and estrogenic compounds from herbal extracts to identify their chemical structure and to evaluate their pharmacodynamic and pharmacokinetic properties. The following studies will be conducted for all extracts in order to comply with FDA regulatory demands:

•	Fractionation of Whole Herb Extracts. These studies will be done in order to discover the active components. Once determined, the chemical structure can then be used as a marker for quantification in our manufacturing process, or as a basis for developing a synthetic equivalent.
•	Evaluation of the Pharmacokinetic and Metabolism of Isolated Compounds. Since the drugs are designed to have greater selectivity and less toxicity, these studies will allow us to further determine their dynamic range, application and safety.
•	Botanical Drug Consistency Measures. We have developed methods for simultaneous intra batch and inter batch consistency measures using state of the art technology.
•	Biological Measures. Specific biochemical assays will be employed to measure biological specificity and effect as well as manufacturing consistency similar to other biological drugs.

We will also repeat all quantifiable biological measures, pertaining to the drug, available through our proposed drug platforms. This will ensure qualitative efficacy control of proposed drugs. By identifying compounds both biologically, as well as pharmacologically, we believe we will be able to overcome any FDA hurdles regarding drug manufacturing consistency.

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

Scientific Consultants

We use consultants to provide us with expert advice and consultation on our scientific programs and strategies. They also serve as contacts for us throughout the broader scientific community. We have consulting agreements with a number of academic scientists and clinicians, who collectively serve as our Scientific Advisory Board. These individuals serve as key consultants with respect to our product development programs and strategies. They possess expertise in numerous scientific fields, including chemistry, pharmacology, cancer, estrogen receptor biology and clinical drug testing.

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

Research and Development

Our pre-clinical research is conducted at our main office in Emeryville, with some research work also conducted at UCSF, UCB and UCHSC. During the fiscal years ended December 31, 2007 and December 31, 2006, we incurred research and development expenses of $9.9 million and $4.0 million, respectively. We further expect that research and development expenses will increase over the coming months as we continue development of our drugs.

Intellectual Property and Patent Protection

Patent protection is important to our business. The patent position of companies in the pharmaceutical field generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. Therefore, we cannot assure you that any patent applications relating to our products or processes will result in patents being issued, or that the resulting patents, if any, will provide protection against competitors who successfully challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business, or are able to circumvent our patent position. It is possible that other parties have conducted or are conducting research and could make discoveries of compounds or processes that would precede any of our discoveries. Finally, there can be no assurance that others will not independently develop similar pharmaceutical products which will compete against ours, or cause our drug product candidates and compounds to become obsolete. We have filed fifteen patent applications with the United State Patent & Trademark Office as well as in the European Community, Japan and other emerging markets and two patent application with the Taiwan Intellectual Property Office related to our drug candidates, but we cannot be certain that they will issue as patents.

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

We may be required to obtain licenses to patents or proprietary rights of others. We cannot assure you that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us or at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents, or could find that the development, manufacture, or sale of products requiring such licenses could be foreclosed. Litigation may be necessary to defend against or assert claims of infringement to enforce patents issued to us or exclusively licensed to us, to protect trade secrets or know-how possessed by us, or to determine the scope and validity of the proprietary rights of others. In addition, we may become involved in oppositions in foreign jurisdictions or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation, opposition, or interference proceedings could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, us. In addition, we cannot assure you that our efforts will be successful. See “Risk Factors” in Item IA.

Collaborations

United Biotech Corporation

On November 3, 2003, we granted a regional exclusive license of our product candidates MF101 and BZL101 to United Biotechnology Corporation (or UBC), an affiliate of Maywufa Enterprise Group of Taiwan, pursuant to a Licensing and Technology Transfer Agreement (or UBC Licensing Agreement). The intellectual property in MF101 and BZL101 licensed to UBC was developed by us. The UBC licensing Agreement had an initial term of 10 years and would automatically renew for successive 3 year periods unless either party gives 12 months notice of its intention not to renew. UBC paid us a licensing fee of $150,000 upon the execution of the UBC Licensing Agreement. The agreement also contained a termination clause if the applications for necessary approval by Taiwan governmental authorities for the sale of either product candidate are rejected, and upon breach by or winding up of a party.

On October 15, 2007, we terminated the UBC Licensing Agreement. This termination followed notice of material breach of the Agreement by UBC. All rights under the agreement are now revoked and revert to the Company, and there is no continuing obligation to UBC beyond the confidentiality provisions. Unamortized deferred revenue of $91,250 was recognized in the quarter ended December 31, 2007.

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

The steps ordinarily required before a new drug may be marketed in the U.S., which are similar to steps required in most other countries, include:

preclinical laboratory tests, preclinical studies in animals, formulation studies and the submission to the FDA of an IND;

adequate and well-controlled clinical trials to establish the safety and efficacy of the drug;

the submission of a new drug application to the FDA; and

FDA review and approval of the new drug application NDA or biologics license application (or BLA).

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

assess the efficacy of the drug in specific, targeted indications;

assess dosage tolerance and optimal dosage; and

identify possible adverse effects and safety risks.

If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites.

After successful completion of the required clinical trials, an NDA is generally submitted. The FDA may request additional information before accepting the NDA for filing, in which case the NDA must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA reviews the NDA and responds to the applicant. FDA requests for additional information or clarification often significantly extend the review process. The FDA may refer the NDA to an appropriate advisory committee for review, evaluation and recommendation as to whether the NDA should be approved, although the FDA is not bound by the recommendation of an advisory committee.

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

The FDA’s Modernization Act codified the FDA’s policy of granting “fast track” approval of cancer therapies and other therapies intended to treat severe or life threatening diseases and having potential to address unmet medical needs. Previously, the FDA approved cancer therapies primarily based on patient survival rates or data on improved quality of life. The FDA considered evidence of partial tumor shrinkage, while often part of the data relied on for approval, insufficient by itself to warrant approval of a cancer therapy, except in limited situations. Under the FDA’s revised policy, which became effective in 1998, the FDA has broadened authority to consider evidence of partial tumor shrinkage or other clinical outcomes for approval. This revised policy is intended to facilitate the study of cancer therapies and shorten the total time for marketing approvals. We intend to take advantage of this policy; however, it is too early to tell what effect, if any, these provisions may have on the approval of our drug product candidates.

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

Manufacturing

We currently have no manufacturing capabilities. To date, we have engaged an overseas manufacturer experienced in FDA Good Manufacturing Practices (or GMP) for drug production, for the supply of our product candidates and other compounds solely for our pre-clinical research and development activities. We have not entered into a formal written agreement with this manufacturer, and submit purchase orders on an as needed basis. We believe that numerous alternative manufacturers exist that would be capable of fulfilling our current product supply needs in the event we were unable to obtain product from our current manufacturer. We also intend to establish a demonstration or pilot plant capable of demonstrating our manufacturing processes and potentially usable for certain pre-clinical and clinical supplies.

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

Marketing and Sales

We currently have no sales activities, and no employees engaged in selling any of our products, as we have not received FDA approval to do so. Marketing activities are related to web-site design, and attendance at industry tradeshows and conferences, where we promote the results of our research activities.

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

While we are developing BZL101 to minimize many of the adverse side effects associated with the above breast cancer treatments and further clinical testing has yet to be completed, certain of the above drug therapies may have advantages relative to BZL101. These advantages may include: lower pricing, and greater efficacy.

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

While we are developing MF101 to minimize many of the risks associated with long-term use of HT indicated in recent studies and further clinical testing has yet to be completed, certain hormone replacement therapies may have advantages relative to MF101. These advantages include: lower pricing, greater efficacy and reduced toxicity.

We believe we possess the competitive advantage of using unique techniques with extracts that are considered to be safe and tolerable in humans. We also believe that finding lead drugs that are orally tolerable and potentially safe from the start of the discovery process provides an advantage in the pharmaceutical industry.

Company Information

We were incorporated in Delaware in 2005. Our principal executive offices are located at 5858 Horton Street, Suite 375, Emeryville, California 94608, and our main telephone number is (510) 601-2000. Investors can obtain access to this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, free of charge, on our website at http://www.bionovo.com as soon as reasonably practicable after such filings are electronically filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

We have adopted a code of ethics, which is part of our Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. This code of ethics is posted on our website.

Employees

As of December 31, 2007, we had 35 employees, eleven of whom have doctorate degrees and four of whom have advanced degrees. Of these, 28 are involved in research and development and seven are involved in business development, finance and administration. Our employees are not represented by any collective bargaining agreement.

Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that our employee relations are good.

Executive Officers and Directors

Our directors and executive officers and their ages as of February 28, 2008 are as follows:

Name	Age	Position

Isaac Cohen, O.M.D.	45	Chairman, Chief Executive Officer and Director
Mary Tagliaferri, M.D.	42	President, Chief Medical Officer and Director
Thomas C. Chesterman	48	Senior Vice President and Chief Financial Officer
Brooks Corbin(1)	48	Director
Mimi Hancock(2)	53	Director
Richard Juelis(1)(2)	59	Director
David Naveh, Ph.D.(1)(2)	56	Director
Michael D. Vanderhoof	48	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation and Nominations Committee.

Isaac Cohen, O.M.D., L.Ac., 45, is a co-founder of Bionovo Pharmaceuticals, Inc. (“Bionovo Pharmaceuticals”), and has served as its Chairman, President, Chief Executive Officer and Chief Scientific Officer and a Director since February 2002. He became the Company’s Chairman, Chief Executive Officer and Chief Scientific Officer and a Director in April 2005. Mr. Cohen has been a Guest Scientist at the University of California, San Francisco (UCSF) Cancer Research Center and UCSF Center for Reproductive Endocrinology since 1996. Mr. Cohen was in private practice at The American Acupuncture Center, located in Berkeley, California from 1989-2005.

Mary Tagliaferri, M.D., L.Ac., 42, is a co-founder of Bionovo Pharmaceuticals, and has served as its Chief Regulatory Officer, Chief Medical Officer, Secretary and Treasurer and a Director since February 2002. She became Vice President, Chief Regulatory Officer, Secretary and Treasurer of the Company in April 2005, and a director effective in May 2005. In addition to her services to and work for us, Dr. Tagliaferri has been conducting translational research with the University of California, San Francisco since 1996.

Thomas C. Chesterman, 48, has served as our Senior Vice President and Chief Financial Officer since July 2007. From June 2007 to January 2002, Mr. Chesterman was Sr. Vice president and Chief Financial Officer at Aradigm, Corporation. From March 1996 to December 2001, Mr. Chesterman was Vice President and Chief Financial Officer at Bio-Rad Laboratories, Inc., a life-science research products and clinical diagnostics company. From 1993 to 1996, Mr. Chesterman was Vice President of Strategy and Chief Financial Officer of Europolitan AB, a telecommunications company. Mr. Chesterman holds a B.A. from Harvard University and an M.B.A. in Finance and Accounting from the University of California at Davis

Brooks Corbin, CPA, CFA, MBA, 48, has been a director since April 2006. Currently, Mr. Corbin serves as the CFO and Chairman of the Board of Dynamic Healthcare Systems, Inc., which provides services and products that help health care plans and organizations who provide Medicare services solve their operational, compliance and revenue management challenges. Mr. Corbin has been the CFO for several public and private successful start-up companies. He also currently serves as a Board Member of Vaultstor, Inc. Mr. Corbin is a member and Chair of the Company’s audit committee.

Mimi Hancock, Ph.D., 53, has been a director since April 2007. Dr. Hancock is a member of the Spencer Stuart Life Sciences Practice. Previously, Dr. Hancock served as vice president of operations and co-founder at Avigen, a startup gene therapy company. For two years prior, she was the director of cell biology for Somatix Therapy Corporation, a publicly held company focused on gene therapy. Earlier in her career, Dr. Hancock held a series of positions at Triton Biosciences, where she conducted pioneering research targeting the Her2/neu oncogene (Hancock, et. al.; Cancer Research; 51, 4574-4580, 1991). This therapeutic approach was ultimately developed and marketed for the treatment of breast cancer. Dr. Hancock began her career in healthcare with Peralta Cancer Research Institute as a staff scientist. She holds four patents and has previously published and lectured extensively on the genetics and cell biology of breast cancer. Dr. Hancock is the Chair of the Compensation and Nominations Committee.

Richard Juelis, CMA, M.B.A., 59, became a director in June 2007. Mr. Juelis is currently a pharmaceutical industry consultant. From June 2005 through August 2007, he served as Vice President, Finance and Chief Financial

Officer of World Heart, Inc., a public cardiac medical device company through September 2007. For ten years prior to that, Mr. Juelis was CFO with Cellegy Pharmaceuticals, a public specialty pharmaceuticals company focusing on women’s health. Mr. Juelis has also held domestic and international finance and general management positions with two major pharmaceutical companies, Schering-Plough and Hoffmann-LaRoche and a Director and Audit Committee Chairman at Adept Technology, a leading public robotics company.

David Naveh, Ph.D., MBA, 56, has been a director of Bionovo Pharmaceuticals since August 2003. He became a director of the Company in May 2005. In 2007 Dr. Naveh retired from Bayer Corporation, where he had work since 1992, and served as Chief Technological Officer of Bayer Biological Products, Worldwide. Dr. Naveh is a member of the Company’s Audit, and the Compensation, and Nominations committees.

Michael Vanderhoof, 48, has been a director since June 2005. Mr. Vanderhoof is Chairman of Cambria Asset Management, LLC, which owns Cambria Capital, LLC, a NASD registered broker dealer with offices in Los Angeles, Salt Lake City. Mr. Vanderhoof is also a co-manager of Cambria Investment Fund LP. Mr. Vanderhoof has over 20 years of experience in the capital markets. Mr. Vanderhoof is also a director of Auxilio, Inc.

Scientific Advisory Board

We have assembled a scientific advisory board that includes several prominent scientific and product development advisors who provide expertise, but are employed elsewhere on a full-time basis, in the areas of female health including menopause, breast cancer, cell biology, immunology, hormonal and metabolic disorders, biostatistics and pharmaceutical development. As of December 31, 2007, the board consisted of the following individuals:

Name	Affiliation	Area of Expertise

Len Bjeldanes, Ph.D.	University of California, Berkeley	Molecular Toxicology/Bioactive compound isolation and identification.
Michael J. Campbell, M.D.	University of California, San Francisco	Cell Biology/Immunology
Uwe Christians M.D., Ph.D.	University of Colorado	Pharmacology
Gary L. Firestone, Ph.D.	University of California, Berkeley	Molecular and Cell Biology
Richard Gless, Ph.D.	Galileo Pharmaceuticals	Chemical Research Management
Craig Henderson, M.D.	Keryx Biopharmaceuticals	Breast Cancer
Dale Leitman, M.D., Ph.D.	University of California, San Francisco	Estrogen Receptor Biology
Moshe Rosenberg, D.Sc.	University of California, Davis	Microencapsulation properties of proteins, lipids and cabohydrates
Terry Speed, Ph.D.	University of California, Berkeley	Bioinformatics
Debasish Tripathy, M.D.	University of Texas, Southwestern Medical Center	Breast Cancer
Zung Vu Tran, Ph.D., M.D.	University of Colorado	Biostatistics and Bioinformatics

In addition to our scientific advisory board, for certain indications and programs we assemble groups of experts to assist us on issues specific to such indications and programs.

Item 1A.	Risk Factors

Stockholders should carefully consider the following risk factors, together with the other information included and incorporated by reference in this Annual Report on Form 10-K. We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Risks Relating to Our Business and Industry

We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will become profitable or if we will be able to continue as a going concern.

We have incurred $22.7 million in cumulative net loss from our inception in 2002, and we expect losses to continue for the next several years. Our net loss for 2007 was $12.9 million. Our net loss for the fiscal year ended December 31, 2006 was $5.6 million, and for the fiscal year ended December 31, 2005 was $3.6 million. To date, we have only recognized revenues from a technology license and a National Institute of health (“NIH”) grant drawdown. On October 15, 2007, we terminated the UBC Licensing Agreement, as previously discussed in Item 1. We do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none has been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including MF101 and BZL101, advance our other anti-cancer and women’s health product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and eventually engage in commercialization activities in anticipation of potential FDA approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline and we may not be able to continue as a going concern.

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

While we are developing BZL101 to minimize many of the adverse side effects associated with the above breast cancer treatments, further clinical testing has yet to be completed, and certain of the above drug therapies may have advantages relative to BZL101,which may include greater efficacy and reduced toxicity.

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

While we are developing MF101 to minimize many of the risks associated with long-term use of HT indicated in recent studies and further clinical testing has yet to be completed, certain hormone therapies may have advantages relative to MF 101. These advantages may include: greater efficacy and reduced toxicity.

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

To date, we have filed fifteen patent applications with the United States Patent and Trademark Office as well as in the European Community, Japan and other emerging markets and two patent applications with the Taiwan Intellectual Property Office. Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, they may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license, and rights we receive under those patents may not provide competitive advantages to us.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face even greater risks upon any commercialization by us of our product candidates. We have product liability insurance covering our clinical trials at a level appropriate for the industry, which we currently believe is adequate to cover any product liability exposure we may have. Clinical trial and product liability insurance is volatile and may become increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

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

The market price of our common stock may fluctuate significantly in response to various factors, some of which are beyond our control. During the period from January 1, 2005 to December 31, 2007, the lowest and highest reported trading prices of our common stock on the NASDAQ Capital Market, or for periods before May 29, 2007, as reported on the OTC Bulletin Board, were $0.11 and $6.80. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

Our officers, directors and principal stockholders control approximately 26% of our currently outstanding common stock. This concentration of ownership may not be in the best interests of all our stockholders. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

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

Pursuant to our certificate of incorporation, our board of directors may issue additional shares of common or preferred stock. Any additional issuance of common stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management. Specifically, if in the due exercise of his/her or its fiduciary obligations, the board of directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our board of directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

•	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group;
•	putting a substantial voting block in institutional or other hands that might undertake to support the incumbent board of directors; or
•	effecting an acquisition that might complicate or preclude the takeover.

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

We also are subject to Section 203 of the Delaware General Corporation Law. In general, these provisions prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless the transaction in which the person became an interested stockholder is approved in a manner presented in Section 203 of the Delaware General Corporation Law. Generally, a ”business combination” is defined to include mergers, asset sales and other transactions resulting in financial benefit to a stockholder. In general, an ”interested stockholder” is a person who, together with affiliates and associates, owns, or within three years, did own, 15% or more of a corporation’s voting stock. This statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

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

We will need additional capital to conduct our operations and develop our products, and our ability to obtain the necessary funding is uncertain.

We will require substantial capital resources in order to conduct our operations and develop our therapeutic products, and we cannot assure you that our existing capital resources, proceeds from this offering and the exercise of outstanding warrants and interest income will be sufficient to fund our current and planned operations. The timing and degree of any future capital requirements will depend on many factors.

We do not have any committed sources of capital. Additional financing through strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. Additional equity financings, if we obtain them, could result in significant dilution to shareholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business.

A significant number of our shares are eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As of December 31, 2007, we have two effective registration statements registering the resale of up to 71,179,293 shares of our outstanding common stock and shares of common stock issuable upon exercise of warrants, which represents a significant majority of our currently outstanding shares of common stock. As additional shares of our common stock become available for resale in the public market pursuant to that registration statement, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of such shares of common stock may be offered from time to time in the open market and these sales may have a depressive effect on the market for our shares of common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2007, we have leased an aggregate of 9,360 square feet of office and laboratory facilities at 5858 Horton Street, Suite 375, Emeryville, California, 94608. The aggregate lease payment in 2007 was approximately $487,000. The lease expires in October 2010. We also lease 2,767 square feet of laboratory space in Aurora, Colorado, and the aggregate lease payment in 2007 was approximately $65,000, which lease terminates November 2009. We anticipate needing additional space and we are in discussions with our existing lessors and other potential lessors about our expansion requirements.

Item 3.	Legal Proceedings

On October 16, 2007, James P. Stapleton, the former CFO of the Company, filed a complaint against Bionovo, Inc. and two of its officers, alleging breach of contract in connection with his termination in September 2007. This complaint was filed with the Superior Court of the State of California in and for the County of Alameda. In the opinion of management, the ultimate outcome of this matter will not materially affect the Company’s financial position, results of operations or cash flows and we have not accrued any amounts for a contingent liability.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of security holders in the quarter ended December 31, 2007

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Capital Market under the symbol “BNVI”. The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	High	Low

2005
First Quarter	$1.10	$0.11
Second Quarter	2.50	0.75
Third Quarter	2.20	0.95
Fourth Quarter	1.40	0.75
2006
First Quarter	$1.20	$0.72
Second Quarter	1.70	1.00
Third Quarter	1.60	1.16
Fourth Quarter	1.50	1.07
2007
First Quarter	$6.80	$1.50
Second Quarter	6.13	3.31
Third Quarter	4.93	2.67
Fourth Quarter	4.10	1.50

Holders

On February 29, 2008, there were approximately 261 stockholders of record of our common stock and the last reported sales price on the NASDAQ Capital Market for our common stock was $1.21. The market for our common stock is highly volatile. We did not repurchase any shares of our equity securities during the year ended December 31, 2007.

Dividends

We did not repurchase any shares of our equity and we have never declared or paid any cash dividends on our common stock and we do not currently intend to pay any cash dividends on our common stock for the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information in Item 12 of this Annual Report.

STOCKHOLDER RETURN COMPARISON

The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2004 for (i) our common stock, (ii) the Nasdaq composite Market Index (the “NASDAQ Index”) and (iii) the NASDAQ Pharmaceutical Index (the “NASDAQ-Pharmaceutical”). The NASDAQ Index tracks the aggregate price performance of equity securities traded on the NASDAQ. The NASDAQ-Pharmaceutical tracks the aggregate price performance of equity securities of pharmaceutical companies traded on the NASDAQ Index.

PERFORMANCE MEASUREMENT COMPARISON *

*	This section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 Act or 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in this Report on Form 10-K.

					Accumulated
					from
					February 1,
					2002
					(Date of
	December 31,				inception) to
	2007	2006	2005	2004	2007

Statements of Operations Data:
Revenues	$581,750	$15,000	$15,000	$45,240	$659,490
Operating expenses:
Research and development	9,937,743	4,021,149	1,535,534	275,600	15,792,205
General and administrative	4,126,078	1,488,225	982,162	277,433	6,909,101
Sales and marketing	157,489	310,941	73,736	500	542,666
Merger cost	—	—	1,964,065	—	1,964,065

Total operating expenses	14,221,310	5,820,315	4,555,497	553,533	25,208,037

Loss from operations	(13,639,560)	(5,805,315)	(4,540,497)	(508,293)	(24,548,547)
Change in fair value of warrant liability	—	—	831,288	—	831,288
Interest income	657,944	261,515	148,462	495	1,068,416
Interest expense	(86,582)	(47,354)	(73,731)	(29,350)	(237,017)
Other income (expense)	170,602	(23,446)	(2,259)	—	144,897

Income (loss) before income tax	(12,897,596)	(5,614,600)	(3,636,737)	(537,148)	(22,740,963)
Income tax provision	(3,402)	(3,200)	(800)	(800)	(9,002)

Net loss	$(12,900,998)	$(5,617,800)	$(3,637,537)	$(537,948)	$(22,749,965)

Basic and diluted net loss per common share	$(0.20)	$(0.11)	$(0.09)	$(0.03)	$(0.63)

Shares used in computing basic and diluted net loss per common share	65,762,764	49,923,115	40,062,516	20,400,000	36,294,284

Balance Sheet Data:
Cash, cash equivalents and short term investments	$33,296,423	$3,055,456	$6,448,054	$196,013	$33,296,423
Working capital	31,271,072	2,153,054	5,954,249	(532,804)	31,271,072
Total assets	38,165,171	4,972,298	7,094,029	284,483	38,165,171
Non-current portion of lease obligations	526,346	300,740	239,695	—	526,346
Accumulated deficit	(22,749,965)	(9,848,967)	(4,231,167)	(593,630)	(22,749,965)
Total shareholders’ equity (deficit)	34,922,194	3,496,330	6,201,307	(563,630)	34,922,194

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2007 and other documents filed by us from time to time with the Securities and Exchange Commission. Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipeline, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect us under Item 1A, “Risk Factors” above. We do not undertake any obligation to update forward-looking statements.

Overview

We completed a reverse merger transaction on April 6, 2005 with Lighten Up Enterprises International, Inc., or Lighten Up, a Nevada corporation initially formed on January 29, 1998. Until the merger, Lighten Up engaged in the development, publishing, marketing and sale of a cook book of recipes, which we discontinued following the merger and succeeded to the business of Bionovo Biopharmaceuticals, Inc. The directors and management of Bionovo Biopharmaceuticals thereupon became the directors and management of Lighten Up. Bionovo Biopharmaceuticals was considered the acquirer in this transaction, frequently referred to as a “reverse merger” of a shell company, and accounted for as a recapitalization. Bionovo Biopharmaceuticals’ financial statements are the historical financial statements of the post-merger entity, Bionovo, Inc. Accordingly, no goodwill or other adjustment in basis of assets is recorded, the shares of the shell, the legal surviving entity, are treated as issued as of the date of the transaction, and the shares held by the controlling shareholders after the transaction, are treated as outstanding for the entirety of the reporting periods. Bionovo Biopharmaceuticals, Inc. was incorporated and began operations in the State of California in February 2002 and subsequently reincorporated into the State of Delaware in March 2004. Until June 28, 2005, the name of Bionovo Biopharmaceuticals was Bionovo, Inc. On June 29, 2005, we changed our corporate name from Lighten Up Enterprises International, Inc. to Bionovo, Inc. and changed our state of incorporation from Nevada to Delaware. Bionovo Biopharmaceuticals currently remains a wholly-owned subsidiary of Bionovo, Inc.

The historical information in this annual report is that of Bionovo Biopharmaceuticals as if Bionovo Biopharmaceuticals had been the registrant for all the periods presented in this annual report. The historical information in the Management’s Discussion and Analysis or Plan of Operation and the audited consolidated financial statements presented in this annual report include those of Bionovo Biopharmaceuticals prior to the reverse merger, as these provide the most relevant information for us on a continuing basis.

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

Our lead drug candidate, MF101, represents a new class of receptor sub-type selective estrogen receptor modulator (SERM) for the treatment of vasomotor symptoms of menopause, or ”hot flashes.” We have designed MF101, an orally delivered product, to selectively modulate estrogen receptor beta (ERβ) and to provide a safe and effective alternative to existing FDA-approved therapies that pose a significant risk to the patient for developing breast cancer and other serious diseases. In preclinical studies, MF101 inhibited tumor growth as well as bone resorption known to cause osteoporosis, which is commonly developed during menopause. This activity, if confirmed in clinical testing, would differentiate MF101 from some existing therapies and other therapies in clinical development for hot flashes. In our completed, randomized, placebo-controlled Phase II clinical trial involving 217 patients for which we announced results in June 2007, the higher of two MF101 doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes when compared to placebo at 12 weeks of treatment. We plan to seek FDA approval to conduct further clinical testing and expect to commence this trial in the third quarter of 2008 at multiple clinical sites in the U.S. We believe that MF101’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and serotonin-norepinephrine reuptake inhibitors (SNRI) therapies that are sometimes used off-label.

We have also identified a potential orally delivered anti-cancer agent for advanced breast cancer, BZL101. Unlike most other anti-cancer drugs and drug candidates, which try to control cancer through genomic and proteomic signaling pathways, BZL101 is designed to take advantage of the unique metabolism of cancer cells. BZL101 inhibits glycolysis, a metabolic pathway on which cancer cells rely. Glycolysis inhibition leads to DNA damage and death of cancer cells without lasting harm to normal cells. We believe that BZL101 may have a preferential effect on hormone-independent cancers, a subset with few treatment options. We have completed a Phase I clinical trial in 21 patients. No significant adverse events were noted in this trial. Recruitment is currently underway in a 100-patient, U.S.-based, Phase I/II clinical trial of BZL101 in patients with metastatic breast cancer and treatment has been initiated on the first cohorts. In addition, we intend to explore the use of BZL101 on other forms of cancer, including pancreatic cancer and adjuvant use in breast cancer.

We also have a diverse pipeline of preclinical drug candidates in both women’s health and cancer. We plan to submit an investigational new drug, or IND, application and initiate a Phase I clinical trial for our second SERM drug candidate, VG101, for the treatment of post-menopausal vulvar or ”vaginal dryness”. We have identified or begun preclinical work on other drug candidates for a variety of indications within women’s health and cancer. We have discovered and developed all of our drug candidates internally, using our proprietary biological and chemical techniques.

Our drug development process targets herbs and other botanical sources, used in traditional Chinese medicine, believed to produce biologically active compounds. We apply our clinical knowledge, experience with natural compounds and knowledge of proper scientific screening tools to derive botanical compounds and extracts for pharmaceutical development. In June 2004, the FDA released a document to provide drug developers with guidance on submitting IND applications, conducting clinical trials, and seeking approval for botanical drugs. This guidance states that applicants may submit reduced documentation of non-clinical (preclinical) safety and of chemistry, manufacturing and controls to support an IND application for initial clinical studies of botanicals. The first botanical extract drug developed pursuant to these guidelines was approved by the FDA in October 2006. To date, all of our drug candidates are derived from botanical extracts and are being developed in accordance with this FDA guidance. In addition, we have identified the active chemical components underpinning the mechanism of action for our novel drugs, and in some cases, we have developed synthetic methods of production.

We expect to continue to incur significant operating losses over at least the next several years, and do not expect to generate profits until and unless our drug candidates have been approved and are being marketed with commercial partners. As of December 31, 2007, we had an accumulated deficit of $22.7 million. Historically we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments. On October 31, 2007, the Company received $24.0 million, net of underwriting discount, from the closing of its public offering of 10.0 million shares of common stock at a price to the public of $2.50 per share and 5,323,775 warrants at a price of $0.10 per warrant, exercisable at $3.50 per share of common stock.

Development Stage Company

We have not generated any significant revenue since inception. The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed by SFAS No. 7 for a development stage enterprise (DSE). Although the Company has recognized some nominal amount of revenue, the Company still believes it is devoting, substantially, all its efforts on developing the business and, therefore, still qualifies as a DSE.

The Company is primarily engaged in the development of pharmaceuticals, derived from botanical sources, to treat cancer and women’s health. The initial focus of the Company’s research and development efforts will be the generation of products for the treatment of breast, and other cancers and to alleviate the symptoms of menopause. The production and marketing of the Company’s products and its ongoing research and development activities are and will continue to be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the Food and Drug Administration (FDA) under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

The Company’s success will depend in part on its ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantage resulting in the Company’s transition from Development Stage Enterprise reporting

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to clinical trial accruals, income taxes (including the valuation allowance for deferred tax assets), restructuring costs and stock-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

We consider the following accounting policies related to revenue recognition, clinical trial accruals, stock-based compensation, income tax and research and development expenses to be the most critical accounting policies, because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Our revenues are derived from collaborative research and development arrangements, technology licenses, and government grants.

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

Accruals

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with selected service providers and make adjustments, if necessary. Examples of estimated accrued expenses include:

fees paid to contract research organizations in connection with preclinical and toxicology studies and clinical trials;
fees paid to investigative sites in connection with clinical trials;
fees paid to contract manufacturers in connection with the production of clinical trial materials; and
professional service fees.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

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

Income Tax

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standard Board, Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. The interpretation applies to all tax positions accounted for in accordance with SFAS 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date.

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction.

Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

We generated net losses since inception through the year ended December 31, 2007 and accordingly did not record a provision for income taxes. As of December 31, 2007, our total deferred tax assets were $8.5 million. The deferred tax assets were primarily comprised of federal and state tax net operating loss, or NOL, carryforwards. Due to uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

Research and Development Activities

In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or FAS, No. 2, “Accounting for Research and Development Costs,” research and development costs are charged to expense when incurred. The major components of research and development costs include clinical manufacturing costs, pre clinical and clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and facilities costs

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

During the year ended December 31, 2007, we incurred research and development expenses of $9.9 million, and we incurred research and development expenses of $4.0 million and $1.5 million for the years ended December 31, 2006 and 2005, respectively. We further expect that research and development expenses will increase over the coming months as we continue development of our drugs.

Most of our product development programs are at an early stage. Accordingly, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at a reasonable cost and with acceptable quality. The lengthy process of seeking FDA approvals requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining regulatory approvals could adversely affect our product development efforts. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost or whether we will obtain any approval required by the FDA on a timely basis, if at all.

Results of Operations

Years Ended December 31, 2007, 2006 and 2005

Revenues

	Years Ended December 31,			% Increase (Decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006

Revenues:
Licensing	$102,500	$15,000	$15,000	583%	0%
NIH grant	479,250	—	—	—	0%

Total revenues	$581,750	$15,000	$15,000	3,778%	0%

Revenues consist primarily of licensing fees and proceeds from a US government grant. Revenues were $582,000 in 2007, compared to $15,000 in 2006 and 2005, respectively. The $567,000 increase in 2007 from 2006 included $11,250 in amortization from the proceeds of our licensing and technology transfer agreement with United Biotechnology Corporation of Taiwan and the recognition of $91,250 in deferred revenue as a result of the termination of the license agreement with United Biotech of Taiwan in October 2007. Revenues in 2007 also included proceeds from a National Institute of Health (NIH) grant of $239,625 for 2006 and recognition of $239,625 earned in 2007.

Research and Development Expenses

	Years Ended December 31,			% Increase (Decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006

Research and development expenses	$9,937,743	$4,021,149	$1,535,534	147%	162%

Research and development (R&D) expenses reflect costs for the development of drugs and include salaries, contractor and consultant fees and other support costs, including employee stock-based compensation expense. R&D expenses were $9.9 million in 2007, compared to $4.0 million in 2006 and $1.5 million in 2005. The increase of $5.9 million in 2007 from 2006 is due primarily to clinical trials expenses related to the development of our lead drug candidates. For the year ended 2007, we recognized $744,000 in employee stock-based compensation expenses charged to R&D expenses, representing an increase of $492,000 from 2006, due to an increase in R&D personnel.

The $2.5 million increase in R&D expenses in 2006, compared to 2005 was primarily due to investments in the development of MF101 our lead drug candidate for women’s health. For the year ended 2006, we recognized $251,000 in employee stock-based compensation expenses charged to R&D expenses. All costs incurred for research and development are expensed as incurred.

General and Administrative Expenses

	Years Ended December 31,			% Increase (Decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006

General and Administrative expenses	$4,126,078	$1,488,226	$982,162	177%	52%

General and administrative (G&A) expense includes personnel costs for finance, administration, information systems, and general management, as well as facilities expenses, professional fees, legal expenses, and other administrative costs. The $2.6 million increase in G&A expenses in 2007 as compared to 2006 was primarily due to activities in support of our business including an increase in facility rental, legal expenses and an increase in payroll expenses related to an increase in G&A management personnel. For the year ended 2007, we recognized $537,000 in employee stock-based compensation expenses charged to G&A expenses, representing an increase of $353,000 from 2006, due to an increase in G&A personnel.

The $506,000 increase in G&A expenses in 2006, compared to 2005 was primarily due to investments in the development of MF101, our lead drug candidate for women’s health. For the year ended 2006, we recognized $183,000 in employee stock-based compensation expenses charged to G&A expenses.

Sales and Marketing Expenses

	Years Ended December 31,			% Increase (Decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006

Sales and marketing expenses	$157,489	$310,941	$73,736	(49)%	322%

Sales and marketing (S&M) expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. We do not currently have any dedicated sales support or personnel. The $153,000 decrease in S&M expenses in 2007 compared to 2006 was primarily due to fewer industry tradeshows and conventions.

The $237,000 increase in S&A expenses in 2006, compared to 2005 was primarily due to increased attendance of industry sponsored tradeshows and conventions to present the results of our completed clinical trials and the costs related to the update of the Company’s website. We expect to have limited sales and marketing expenses for the foreseeable future.

Merger Cost

	Years Ended December 31,			% Increase (Decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006

Merger cost	$—	$—	$1,964,065	0%	(100)%

Merger cost is directly related to the reverse merger we completed and warrants issued to an advisor for services rendered in connection with our reverse merger in April 2005. There were no merger related activities in 2007 and 2006. In 2005, $1,964,065 of merger related expenses, were related to the fair value of warrants granted to consultants and advisors.

Interest Income, Interest Expense and Other Expense

	Years Ended December 31,			% Increase (Decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006

Interest income, interest expense and other expense:
Change in fair value of warrant liability	—	—	831,288	0%	(100)%
Interest income	$657,944	$261,515	$148,462	152%	76%
Interest expense	(86,582)	(47,354)	(73,731)	83%	(36)%
Other income (expense), net	170,602	(23,446)	(2,259)	(828)%	938%

Total interest income and expense	$741,964	$190,715	$903,760	289%	(79)%

Interest income is derived from cash balances and short term investments. Interest income was $658,000 in 2007 compared to $262,000 in 2006 and $148,000 in 2005. The increases in 2007 from 2006 reflects a higher average cash balance as a result of our successful private placement completed in January 2007 and a public offering completed in October 2007. We had net interest income increase of $113,000 in 2006 compared to 2005 due to a higher average balance.

Interest expense includes interest expense from leases for laboratory equipment and from convertible notes. The $39,000 increase in interest expense for 2007 compared to 2006 represents additional capital leases agreements required to purchase additional laboratory equipment. The $26,000 decrease in interest expense in 2006 compared to 2005 was due primarily from interest on convertible notes issued in 2004, the majority of which were converted to equity in April 2005.

Other income was $171,000 in 2007 compared to $23,000 in net expense for 2006. We recorded gain of $192,000 from our short term investments, offset by a loss of $7,000 related to theft of computer equipment, $5,000 in renewal fee for a letter of credit securing our lease of lab equipment and $10,000 related to a one time lease financing charge. The $21,000 increase in other expense in 2006 compared to 2005 is due primarily to loss on an unrealized loss of $19,000 and $5,000 from disposal of assets.

Effective December 31, 2005, we and all of the shareholders who received warrants pursuant to the April and May 2005 private placements, agreed to an amendment of the registration rights related to the warrants., This amendment changed the registration rights from demand with liquidated damages, to piggy-back registration rights and no liquidated damages. The result of the change is that we were no longer required to record and measure the fair value of the warrants as a derivative liability. The change in fair value of warrant liability of $831,288 for the year 2005, is the aggregate change in fair value from the date of issuance through the effective date of the amendment to the registration rights agreement.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on leasing, public and private financing to fund our operations.

At December 31, 2007 we had cash, equivalents and short term investments of $33.3 million, including $381,000 classified as security deposit related to an outstanding letter of credit for our capital lease of laboratory equipment, compared to $3.1 million at December 31, 2006 and $6.4 million at December 2005. The increase in cash, cash equivalents and short term investments in 2007 of $30.2 million is due primarily to $14.5 million raised from our PIPE completed in January 2007, a public offering completed in October 2007, which raised aggregate net cash proceeds of $24.0 million, and $4.8 million received from the exercise of stock options and warrants, offset by net cash used in operating activities of $10.3 million.

Net cash used in operating activities was $10.3 million in 2007 compared to $4.5 million in 2006 and $2.2 million in 2005. The increase in 2007 compared to 2006 was due primarily to increased clinical trial costs and laboratory equipment capital lease expenses. The change in prepaids of $88,000 is due primarily to the capitalization of financing related expense. Cash was used to pay for accrued expenses related to the development of our lead drug candidates, to fund our lease obligations and prepaids in 2006 compared to 2005.

Net cash used in investing activities was $6.4 million in 2007 compared to net cash provided by investing activities of $564,000 in 2006 and net cash used of $2.1 million in 2005. Cash provided by net short-term investment activities was $1.5 million lower in 2007 compared to 2006 due to purchases of short-term investments exceeding sales and maturities of similar instruments in 2007, and $47,000 higher in 2006 compared to 2005. Capital expenditures were $1.8 million in 2007 compared to $777,000 in 2006 and $218,000 in 2005. In 2007 we entered into additional capital lease agreements to purchase laboratory equipment related to our R&D operations. Legal and other costs associated with pending patent application were $242,000 in 2007, compared to $35,000 in 2006 and $17,000 in 2005. The increase in 2007 is due to the increase in new patent applications filed with the US Patent office. Cash inflows related to maturities and sale of short term investments were $493,000 in 2007, compared to $4.7 million in 2006 and $1.5 million in 2005.

Net cash provided by financing activities was $42.6 million in 2007 compared to $2.0 million in 2006 and $8.7 million in 2005. Cash flows in 2007 include net proceeds of $14.5 million, net of expenses, from our private placement of approximately 10,521,000 shares of our common stock, at a purchase price of $1.50 per share, $24.0 million, net of underwriting discount and expenses, from the closing of the public offering of 10,000,000 shares of common stock at a price to the public of $2.50 per share and 5.3 million warrants to purchase shares of common stock at $3.50 per share at a price of $0.10 per warrant, and $4.8 million from the exercise of employee stock options and warrants, offset by $310,000 in capital lease obligations. Net cash provided by financing activities of $2.0 million in 2006 compared to $8.7 million in 2005 represents proceeds from a call notice to all holders of common stock purchase warrants, issued in the April 6, 2005 and May 5, 2005 private placements.

As of December 31, 2007, we had an accumulated deficit of $22.7 million, working capital of $31.3 million and shareholders’ equity of $34.9 million. Management believes that cash and cash equivalents on hand at December 31, 2007, will be sufficient to enable us to meet our obligations through at least the next year. However, if we change our development plans, we may need additional funds sooner than we expect. In addition, we anticipate that our costs for the MF101 and BZL101 programs may increase over the next few years. While these costs are unknown at the current time, we may need to raise additional capital to continue the program in future periods through and beyond 2009. We intend to seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at December 31, 2007 are disclosed in the following table.

	Total	2008	2009		2010

Unconditional purchase obligations	$718,315	$718,315	$		$
Operating lease obligations	1,773,910	636,935		666,280		470,695
Capital lease obligations	1,349,450	789,489		398,400		161,561

Total contractual commitments	$3,841,675	$2,144,739		$1,064,680		$632,256

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

Recent Accounting Pronouncements

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, our financial position is routinely subject to a variety of risks, including market risk associated with interest rate movement. We regularly assess these risks and have established policies and business practices intended to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

As of December 31, 2007, we had cash, cash equivalents and short-term investments of $33.3 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Bionovo, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Bionovo, Inc. maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bionovo, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bionovo, Inc. maintained effective internal control over financial reporting as of December 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bionovo maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bionovo, Inc. as of December 31, 2007, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 12, 2008, expressed an unqualified opinion thereon.

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP San Francisco, California

March 12, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Bionovo, Inc.

We have audited the accompanying consolidated balance sheets of Bionovo, Inc. (“BIONOVO”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007, 2006, 2005 and the period from inception (February 1, 2002) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bionovo, Inc. as of December 31, 2007 and 2006 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2007, 2006, 2005 and the period from inception (February 1, 2002) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financials statements, the Company changed its method of accounting for stock-based compensation upon adoption of Financial Accounting Standards No. 123, “Share-Based Payment,” effective January 1, 2006.

For the period from inception on February 1, 2002 through December 31, 2007, the Company had a deficit accumulated during the development stage of approximately $22.7 million.

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP San Francisco, California

March 12, 2008

Bionovo, Inc
(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$28,472,485	$2,571,439
Short-term investments	4,823,938	484,017
Receivables	285,899	1,796
Prepaid expenses and other current assets	405,381	183,528

Total current assets	33,987,703	3,240,780
Property and equipment, net	3,900,248	1,672,904
Other assets and patent pending, net	277,220	58,613

Total assets	$38,165,171	$4,972,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$299,677	$546,909
Accrued clinical and costs of other studies	298,559	—
Accrued compensation and benefits	462,485	114,392
Current portion of lease obligation	706,710	292,333
Deferred revenue	—	15,000
Other current liabilities	949,200	119,092

Total current liabilities	2,716,631	1,087,726
Non-current portion of lease obligation	526,346	300,741
Non-current portion of deferred revenue	—	87,500
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 190,000,000 shares authorized; 76,343,101 and 51,337,224 shares issued and outstanding as of December 31, 2007 and 2006, respectively	8,166	5,134
Additional paid-in capital	57,659,513	13,340,163
Accumulated other comprehensive income	4,480	—
Accumulated deficit	(22,749,965)	(9,848,967)

Total shareholders’ equity	34,922,194	3,496,330

Total liabilities and shareholders’ equity	$38,165,171	$4,972,297

See accompanying notes

Bionovo, Inc
(A Development Stage Company)

Consolidated Statements of Operations

				Accumulated from
				February 1,
				2002
				(Date of inception)
				to
	Years Ended December 31,			December 31,
	2007	2006	2005	2007

Revenues	$581,750	$15,000	$15,000	$659,490

Operating expenses:
Research and development	9,937,743	4,021,149	1,535,534	15,792,205
General and administrative	4,126,078	1,488,225	982,162	6,909,101
Sales and marketing	157,489	310,941	73,736	542,666
Merger cost	—	—	1,964,065	1,964,065

Total operating expenses	14,221,310	5,820,315	4,555,497	25,208,037

Loss from operations	(13,639,560)	(5,805,315)	(4,540,497)	(24,548,547)
Change in fair value of warrant liability	—	—	831,288	831,288
Interest income	657,944	261,515	148,462	1,068,416
Interest expense	(86,582)	(47,354)	(73,731)	(237,017)
Other income (expense)	170,602	(23,446)	(2,259)	144,897

Loss before income tax	(12,897,596)	(5,614,600)	(3,636,737)	(22,740,963)
Income tax provision	(3,402)	(3,200)	(800)	(9,002)

Net loss	$(12,900,998)	$(5,617,800)	(3,637,537)	$(22,749,965)

Basic and diluted net loss per common share	$(0.20)	$(0.11)	$(0.09)	$(0.63)

Shares used in computing basic and diluted net loss per common share	65,762,764	49,923,115	40,062,516	36,294,284

See accompanying notes

Bionovo, Inc
(A Development Stage Company)

Condensed Statements of Cash Flow

				Accumulated
				from
				February 1,
				2002
				(Date of
				inception) to
				December 31,
	2007	2006	2005	2007

Cash flows from operating activities:
Net loss	$(12,900,998)	$(5,617,800)	$(3,637,537)	$(22,749,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	734,605	262,602	24,230	1,026,348
Amortization and accretion of investments	(5,236)	—	—	(5,236)
Non-cash compensation for warrants issued	—	—	1,964,065	1,964,065
Stock based compensation expense	1,280,356	599,529	—	1,909,885
Amortization of note discount	—	—	117,235	139,084
Amortization of deferred stock compensation	—	8,236	8,236	16,472
Change in fair value of warrant liability	—	—	(831,288)	(831,288)
Changes in operating assets and liabilities:
Receivables	(284,103)	—	—	(284,103)
Prepaid and other current assets	(216,636)	(128,602)	(54,926)	(400,432)
Accounts payable and accrued expenses	100,860	437,390	179,389	864,086
Accrued clinical trial costs	298,558	—	—	298,558
Deferred revenue	(102,500)	(15,000)	(15,000)	—
Other accrued liabilities	830,108	(84,000)	32,000	830,108

Net cash used in operating activities	$(10,264,986)	$(4,537,645)	$(2,213,596)	$(17,222,418)

Cash flows from investing activities:
Capital expenditures	(1,823,377)	(776,882)	(218,309)	(2,833,338)
Acquisition of intangible assets	(241,730)	(34,969)	(17,435)	(287,963)
Advance to officers		—	—	(1,796)
Purchases of available-for-sale investments	(4,823,280)	(3,340,363)	(3,387,395)	(11,551,038)
Proceeds from sales and maturities of investments	493,075	4,716,000	1,530,000	6,739,075

Net cash provided by (used in) investing activities	$(6,395,312)	$563,786	$(2,093,139)	(7,935,060)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	38,179,729	2,305,058	8,749,122	49,733,909
Payments under capital lease obligation	(480,683)	(348,160)	(50,000)	(828,843)
Proceeds from exercise of warrants and options	4,862,298	—	—	4,862,298
Proceeds from convertible notes payable				(50,000)
Payments for financing costs for convertible notes				(87,401)

Net cash provided by financing activities	$42,561,344	$1,956,898	$8,699,122	$53,629,963

Net increase (decrease) in cash and cash equivalents	25,901,046	(2,016,961)	4,392,387	28,472,485
Cash and cash equivalents at beginning of period	2,571,439	4,588,400	196,013	—

Cash and cash equivalents at end of period	$28,472,485	$2,571,439	$4,588,400	$28,472,485

Supplemental disclosure of cash flow information:
Interest paid	$92,046	$31,420	$—	$226,553
Income taxes paid	$3,402	$3,200	$800	$8,202
Supplemental disclosure of non-cash investing and financing
Non-cash warrant expense for warrants issued	$—	$—	$1,964,065	$1,964,065
Adjustment in warranty liability	$—	$—	$7,030,026	$7,030,026
Conversion of notes payable to common stock	$—	$—	$450,000	$450,000
Assets acquired under capital lease	$1,211,148	$593,015	$356,599	$2,160,762
Stock based compensation	$1,280,356	$434,529	$—	$1,714,885
Issuance of common stock for services	$—	$165,000	$—	$165,000
Conversion of accrued interest payable	$—	$—	$11,697	$11,697
Issuance of common stock with reverse merger	$—	$—	$4,000	$4,000

See accompanying notes

Bionovo, Inc
(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

					Accumulated	Accumulated
Balance at inception (February 1, 2002) — Adjusted	Common stock		Additional	Deferred	Other	Deficit	Total
to reflect effect of stock split on June 17, 2004 and	Number of	Par	Paid-in	Stock	Comprehensive	Development	Stockholders’
March 4, 2004, and reverse merger on April 6, 2005	Shares	Amount	Capital	Compensation	Income	Stage	Equity

Balances at December 31, 2002	20,400,000	$2,040	$(2,040)	$—	$—	$—	$—
Comprehensive loss:
Net loss	—	—	—	—	—	(55,682)	(55,682)

Balances at December 31, 2003	20,400,000	$2,040	$(2,040)	$—	$—	$(55,682)	$(55,682)
Noncash compensation expense for options issued	—	—	30,000			—	30,000
Net loss	—	—	—	—	—	(537,948)	(537,948)

Balances at December 31, 2004	20,400,000	$2,040	$27,960	$—	$—	$(593,630)	$(563,630)
Issuance of shares for reverse merger	4,000,000	400	(400)	—	—	—	—
Issuance of common stock for funds received by private placement net of financing cost	20,461,000	2,046	9,930,370	—	—	—	9,932,416
Issuance of common stock for conversion on notes payable	1,251,448	125	461,697	—	—	—	461,822
Amortization of deferred stock compensation	—	—	16,472	(8,236)	—	—	8,236
Net loss	—	—	—	—	—	(3,637,537)	(3,637,537)

Balances at December 31, 2005	46,112,448	$4,611	$10,436,099	$(8,236)	$—	$(4,231,167)	$6,201,307
Issuance of common stock for exercise of warrants	5,024,776	503	2,304,555	—	—	—	2,305,058
Issuance of common stock for services	200,000	20	164,980	—	—	—	165,000
Amortization of deferred stock compensation	—	—	—	(8,236)	—	—	8,236
Stock-based compensation	—	—	434,529	—	—	—	434,529
Net loss	—	—	—	—	—	(5,617,800)	(5,617,800)

Balances at December 31, 2006	51,337,224	$5,134	$13,340,163	$—	$—	$(9,848,967)	$3,496,330
Comprehensive loss:					—
Net loss	—	—	—	—	—	(12,900,998)	(12,900,998)
Change in net unrealized gain on available for sale investments	—	—	—	—	4,480	—	4,480
Total comprehensive loss							(12,896,518)
Issuance of common stock from private placement, net of financing cost	10,521,000	1,052	14,503,477	—	—	—	14,504,529
Issuance of common stock from public financing, net of financing cost	10,000,000	1,532	23,673,668	—	—	—	23,675,200
Issuance of common stock upon exercise of warrants	4,108,210	410	4,536,471	—	—	—	4,536,881
Issuance of common stock upon exercise of stock options	376,666	38	325,378	—	—	—	325,416
Stock-based compensation related to issuance of stock option grants	—	—	1,280,356	—	—	—	1,280,356

Balances at December 31, 2007	76,343,100	$8,166	$57,659,513	$—	$4,480	$(22,749,965)	$34,922,194

See accompanying notes

Bionovo, Inc
(A Development Stage Company)
Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

The Company

Bionovo, Inc. (“Bionovo”) was incorporated in Nevada on January 29, 1998 under the name Lighten Up Enterprises International, Inc. On April 6, 2005, Bionovo, Inc.,(formerly known as “Lighten Up Enterprises International, Inc.) acquired all the outstanding shares of Bionovo Biopharmaceuticals, Inc. (“BIOPHARMA”), in exchange for 42,112,448 restricted shares of its common stock in a reverse triangular merger (the “Merger”). The acquisition has been accounted for as a reverse merger with BIOPHARMA deemed to be the accounting acquirer. Accordingly, the historical financial statements presented herein are those of BIOPHARMA, as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to capital in excess of par value, and those of Bionovo, Inc., (the legal acquirer, formerly known as “Lighten Up Enterprises International, Inc.) since the Merger. The retained earnings of the accounting acquirer have been carried forward after the acquisition and Bionovo, Inc.’s (the legal acquirer, formerly known as “Lighten Up Enterprises International, Inc.) basis of its assets and liabilities were carried over in the reverse merger. Operations prior to the business combination are those of the accounting acquirer.

Bionovo Biopharmaceuticals, Inc. is a drug discovery and development company focusing on cancer and women’s health. Currently, the Company is conducting research and development activity which integrates scientific discoveries with natural and tradition substances used in traditional Chinese medicine. The Company is developing drugs to treat breast and ovarian cancers, and for menopause.

History

Lighten Up Enterprises International, Inc. was formed to engage in the development, publishing, marketing and sale of a cookbook. Lighten Up Enterprises International, Inc., failed to generate adequate revenue from the cookbook, and in April 2005, it formally abandoned its efforts related to the development, publishing, marketing and sale of a cookbook. On April 6, 2005, it completed a merger with Bionovo Biopharmaceuticals, Inc., a drug discovery and development company focusing on cancer and women’s health, pursuant to which Bionovo Biopharmaceuticals, Inc.’s business became its sole business.

Bionovo Biopharmaceuticals, Inc. was incorporated and began operations in the State of California in February 2002 and subsequently reincorporated into the State of Delaware in March 2004. Until June 28, 2005, the name of Bionovo Biopharmaceuticals, Inc. was Bionovo, Inc. It changed its name to Bionovo Biopharmaceuticals, Inc. in order to facilitate the Company’s corporate name change from Lighten Up Enterprises International, Inc. to Bionovo, Inc. The business of Bionovo Biopharmaceuticals, Inc, is now the sole business of the Company.

Merger of Bionovo, Inc. and Bionovo Biopharmaceuticals, Inc.

BioPharma completed a reverse merger transaction on April 6, 2005 with Lighten Up Enterprises International, Inc., a Nevada corporation formed on January 29, 1998. Until the merger, Lighten Up Enterprises International, Inc., or Lighten Up, had nominal amount of assets and liabilities, Effective with the merger, the directors and management of Bionovo Biopharmaceuticals thereupon became the directors and management of Lighten Up. Bionovo Biopharmaceuticals has been considered the acquirer in this transaction, frequently referred to as a “reverse merger” of a shell company, and accounted for as a recapitalization. Accordingly, no goodwill or other adjustment in basis of assets is recorded, the shares of the shell, the legal surviving entity, are treated as issued as of the date of the transaction, and the shares held by the controlling shareholders after the transaction, are treated as outstanding for the entirety of the reporting periods. On June 29, 2005, the Company changed its corporate name from Lighten Up Enterprises International, Inc. to Bionovo, Inc. and changed its state of incorporation from Nevada to Delaware. Bionovo Biopharmaceuticals currently remains a wholly-owned subsidiary of Bionovo, Inc.

Bionovo, Inc

Notes to Consolidated Financial Statements - (Continued)

Development Stage Company

The Company has not generated any significant revenue since inception. The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed by SFAS No. 7 for a development stage enterprise (DSE). Although the Company has recognized some nominal amount of revenue, the Company still believes it is devoting, substantially, all its efforts on developing the business and, therefore, still qualifies as a DSE.

Basis of Consolidation

The consolidated financial statements include the accounts of Bionovo, Inc. and its wholly owned subsidiaries Bionovo Biopharmaceuticals Inc. All significant inter-company balances and transactions have been eliminated.

Liquidity

The Company has sustained recurring losses and negative cash flows from operations. At December 31, 2007, the Company had an accumulated deficit of $22.7 million and working capital of $31.3 million and shareholders’ equity of $34.9 million. Over the past year, the Company’s growth has been funded through a combination of private equity, debt, lease financing and public offering. As of December 31, 2007, the Company had $28.5 million in cash and cash equivalents with $381,000 held as security deposit against equipment leases and $4.8 million in short-term securities. During 2006, the Company obtained financing through exercise of warrants related to private placements from 2005. Additionally, in January 2007, the Company obtained additional financings of $15 million, net of financing cost, through the sale of its common stock and warrants and $24.0 million in a public offering completed in October 2007. The Company believes that, as a result of this, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. However, the Company has experienced and continues to experience negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. In future years, the Company expects to seek to obtain additional funding through private equity. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management makes estimates that affect certain accounts including, deferred income tax assets, estimated useful lives of property and equipment, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

Cash, Cash Equivalents and Short-Term Investments

As part of our cash management program, the Company maintains a portfolio of marketable investment securities. The securities are investment grade and generally mature within one year and may include tax exempt securities, certificates of deposit, and common stock. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

Bionovo, Inc

Notes to Consolidated Financial Statements - (Continued)

Property and Equipment

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

Office and Laboratory equipment	3 to 5 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

As of December 31, 2006, net of accumulated depreciation of $286,670, the Company had $1,674,397 in lab equipment (of which $949,015 is leased), $52,411 of computer equipment, $48,227 in office furniture/equipment, and $184,538 in leasehold improvements.

As of December 31, 2007, net of accumulated depreciation of $1,003,368, the Company had $2.8 million in lab equipment (of which $2.2 million is leased), $207,000 in computer equipment, $62,000 in computer software, $54,000 in office furniture/equipment, and $205,000 in leasehold improvements.

At December 2007, the Company had $734,605 in depreciation and amortization expense, $262,602 and $24,230 in 2006 and 2005, respectively.

Assets Held under Capital Leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Intangible assets - Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. The Company has capitalized $234,667 in patent licensing costs as of December 31, 2007. Amortization expense charged to operations was $17,906 for 2007, $4,031 for 2006 and $1,042 for 2005.

Revenue Recognition

Revenue is generated from collaborative research and development arrangements, technology licenses, and government grants. To date only revenue from technology licenses and grant proceeds have been received.

Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Revenue on government contracts is recognized on a qualified cost reimbursement basis.

Technology (Drug) license agreements are generally for a term of ten years and consist of nonrefundable upfront license fees and royalty payments. In accordance with Staff Accounting Bulletin 101 and 104, nonrefundable upfront license fees are recognized over the ten year license term using the straight-line method of accounting when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of the Company’s continuing research and development efforts.

Bionovo, Inc

Notes to Consolidated Financial Statements - (Continued)

Deferred Revenue

Deferred revenue consists of upfront fees received for technology licensing that have not yet been recognized or earned. The Company recognized revenue derived from its licensing in accordance with SAB No. 104. Deferred revenues are recognized on a straight-line basis over the period of the arrangement.

Research and Development

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses and allocated facility costs. External expenses consist of costs associated with outsourced clinical research organization activities, sponsored research studies, product registration, and investigator sponsored trials. In accordance with SFAS No. 2, “Accounting for Research Development Costs”, all such costs are charged to expense as incurred.

Basic and Diluted Loss per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share:

	Years Ended December 31,
	2007	2006	2005

Numerator:
Net loss	$(12,900,998)	$(5,617,800)	$(3,637,537)
Denominator:
Weighted average common shares outstanding	65,762,764	49,923,115	40,062,516
Net loss per common share:
Basic and diluted	$(0.20)	(0.11)	(0.09)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Years Ended December 31,
	2007	2006	2005

Options to purchase common stock	$4,750,588	$2,952,254	$2,772,254
Options to purchase common stock - Outside plan	103,212	103,212	103,212
Warrants to purchase common stock	10,466,633	4,832,248	9,919,524

Potential equivalent shares excluded	$15,320,433	$7,887,714	$12,794,990

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income, which for us is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of

Bionovo, Inc

Notes to Consolidated Financial Statements - (Continued)

operations in computing net loss and reported separately in shareholders’ equity (deficit). Comprehensive loss and its components are as follows:

	Years Ended December 31,
	2007	2006	2005

Net loss	$(12,900,998)	$(5,617,800)	$(3,637,537)
Other comprehensive income:	—	—	—
Change in unrealized gain on available-for-sale securities	4,480	—	—

Comprehensive loss	$(12,896,518)	$(5,617,800)	$(3,637,537)

Income Taxes

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, issued by the Financial Accounting Standards Board, or FASB. SFAS 123R establishes accounting for all stock-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Accordingly, for stock options granted under the 2005 Employee Stock Purchase Plan, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. We previously applied Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock Compensation.

Prior to the adoption of SFAS 123R, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, and related interpretations, and provided the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. We elected to adopt SFAS 123R using the modified prospective application method, which was applied to the unvested portion of options granted prior to January 1, 2006 and all options granted after January 1, 2006. See note 5 for the proforma information for the period prior to adoption of FAS123R.

SFAS 123R requires the use of option-pricing models that were not developed for use in valuing employee stock options and that require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. In connection with the adoption of SFAS 123R, we reassessed our valuation method and related assumptions. We estimate the fair value of stock options and stock purchase rights using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R and Staff Accounting Bulletin No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, and the resulting charge is expensed using the straight-line attribution method over the vesting period. Both

Bionovo, Inc

Notes to Consolidated Financial Statements - (Continued)

the expected stock price volatility and the weighted-average expected life assumptions were determined using historical data.

Stock compensation expense recognized during the period is based on the value of share-based awards that were expected to vest during the period. Stock compensation expense recognized in the Company’s statement of operations for 2006 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the period based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense in 2006 also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123. SFAS 123 requires forfeitures, based on awards ultimately expected to vest, to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock compensation expense recognized in the statement of operations for the period, were not adjusted for estimated forfeitures because they were estimated to be negligible.

The estimated fair value of grants of stock options and warrants to non-employees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

2.	Investments

The following is a summary of our available-for-sale securities at December 31, 2007 and 2006:

	December 31,
	2007	2006

Cash equivalents:
Cash and money market fund	$9,159,566	$2,571,439
Commercial paper	2,390,040	—
US government obligations	15,075,275	—
Corporate notes	1,847,604	—

	$28,472,485	$2,571,439

Short-term investments:
US government obligations, at fair value	$4,823,938	$484,017

The Company places its cash and cash equivalents in money market funds, commercial paper and corporate and government notes. All short-term investments at December 31, 2007 and 2006 mature in less than one year. Unrealized holding gains and losses on securities classified as available-for-sale are recorded in other comprehensive income.

3.	License Agreement

In 2003, the Company entered into a licensing and technology transfer agreement with a Taiwan biotech corporation wherein the rights to certain technology restricted to a certain geographic region were transferred to the Taiwan corporation for a period of 10 years, which would automatically renew for periods of 3 years, unless a 12-month written notice is given by either party to the agreement. The license agreement was for a one-time fee of $150,000 and future royalties based on 10% of future sales.

On October 15, 2007, we terminated the Licensing and Technology Transfer Agreement dated November 3, 2003 (the “Agreement”) with United Biotechnology Corporation (“UBC”) of Taiwan. This termination followed notice of material breach of the Agreement by UBC. All rights under the agreement are now revoked and revert to the Company, and there is no continuing obligation to UBC beyond the confidentiality provisions in the Agreement. The amount received for the license agreement was being recognized on a straight-line basis over the 10 year term. Unamortized deferred revenue of $91,250 was recognized in the quarter ended December 31, 2007.

Bionovo, Inc

Notes to Consolidated Financial Statements - (Continued)

4.	Reclassification of Warrant Liability

Pursuant to registration rights granted to the investors in the Company’s April 6, 2005 and May 5, 2005 private placements, the Company was obligated to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock (including shares of common stock that may be acquired upon exercise of warrants) issued in the private placements within 90 days of April 6, 2005. In addition, the Company was obligated to have such “resale” registration rights agreement declared effective by the SEC as soon as possible and, in any event, within 180 days (or 210 days if the registration statement is reviewed by the SEC) after April 6, 2005. If the registration statement was not filed or is, for any reason, not declared effective within the foregoing time periods, the Company was required to pay liquidated damages to such investors. Liquidated damages, if any, were to be paid in cash in an amount equal to 1% of the investor’s paid investment for the first 30 days (or part thereof) after the relevant date (i.e., filing date or effective date), and for any subsequent 30-day period (or part thereof) thereafter. On November 2, 2005, the registration statement was declared effective,

Effective December 31, 2005, the Company and all of the shareholders whom received warrants pursuant to the April and May 2005 private placements, agreed to an amendment of registration rights related to warrants they received. The amended registration rights changed the registration rights from demand with liquidated damages, to piggy-back registration rights, and with no liquidated damages. The result of the change is that the Company is no longer required to record and measure the fair value of the warrants as a derivative liability. The change in fair value of warrant liability of $831,288 for the December 31, 2005 period, is the change aggregate change in fair value from the date of issuance till the effective date of the amendment to the registration rights agreement.

Accounting guidance requires that warrants with certain types of registration rights must be classified as liabilities. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the Company previously reported the fair value of its common stock warrants as a Liability. When the warrant holders approved the amendment to the registration rights agreement and waived the liquidated damage provision, the warrant liability of $7,030,026 was reclassified to equity as additional paid-in capital pursuant to EITF 00-19.

5.	Stockholders’ Equity and Stock-based Compensation

Common Stock

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

Bionovo, Inc

Notes to Consolidated Financial Statements - (Continued)

Unrelated to the call notice, during the year ending December 31, 2006, certain warrant holder’s exercised common stock purchase warrants representing 2,353,714 shares, for which the Company received $257,776.

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

On March 9, 2007, the Company issued a call notice to all holders of the common stock purchase warrants ($1.00 exercise price) issued in the April 6, 2005 and May 5, 2005 private placements. Section 3(c) of the warrants permit the Company to call for cancellation all or a part of the unexercised portion of the warrants upon the occurrence of certain events. The events required are (i) an effective registration statement registering the resale of the shares of common stock underlying the warrants, (ii) the closing bid price of the common stock for each of the ten (10) consecutive trading days equals or exceeds $1.25 and (iii) the average daily trading volume of the common stock for such ten (10) days period equals or exceeds 100,000 shares. As of March 8, 2007, each of the foregoing events had occurred. The holders of these warrants had until March 31, 2007 to exercise all or a portion of the unexercised portion of such warrants, and any such warrants not so exercised will automatically be canceled on that date. During the first quarter ended March 31, 2007, warrant holders exercised warrants representing 3,056,759 shares, for which the Company received $2,662,727. As of March 31, 2007, all of the $1.00 warrants from the April 6, 2005 and May 5, 2005 private placements have been exercised pursuant to this call notice, or exercised prior to the call notice.

During the second quarter ended June 30, 2007, certain warrant holder’s exercised common stock purchase warrants representing 413,951 shares, for which the Company received $495,301. During the three-month period ended September 30, 2007 certain warrant holders exercised common stock purchase warrants representing 637,500 shares, for which the Company received $1,377,500.

On October 31, 2007, the Company received $24.0 million, net of underwriting discount, from the closing of its public offering of 10.0 million shares of common stock at a price to the public of $2.50 per share and 5.3 million warrants to purchase shares of common stock at $3.50 per share at a price of $0.10 per warrant.

Stock Option Plan

On April 6, 2005, in connection with the completion of the reverse merger, the board of directors assumed and adopted the Stock Incentive Plan, as amended, of Bionovo Biopharmaceuticals which we refer to as the Plan, and 3,496,788 shares of common stock for issuance under the Plan. In May 2006, shareholders approved an increase of 3,000,000 additional shares for the option plan.

Under the Plan, incentive options to purchase the Company’s common stock may be granted to employees at prices not lower than fair market value at the date of grant as determined by the Board of Directors. Non-statutory options (options that do not qualify as incentive options) may be granted to employees and consultants at prices no lower than 85% of fair market value at the date of grant as determined by the Board of Directors. In addition, incentive or non-statutory options may be granted to persons owning more than 10% of the voting power of all classes of stock at prices no lower than 110% of the fair market value at the date of grant as determined by options (no longer than ten years from the date of grant, five years in certain instances). Options granted generally vest at a rate of 50% per year.

Bionovo, Inc

Notes to Consolidated Financial Statements - (Continued)

During the year ended December 31, 2007, the Company granted options to purchase 2,672,500 shares of common stock, to its employees and directors, 200,000 and 1,207,000 stock options to purchase shares in 2006 and 2005, respectively. The fair value of each option grant is computed on the date of grant using the Black-Scholes option pricing model. Following the offering, the Company had 76,343,100 shares of common stock, outstanding. At December 31, 2007, there were 1,369,534 shares available for grant under the employee stock option plan.

Adoption of FAS 123R

Stock-based compensation expense recognized during 2007 and 2006 was calculated based on awards ultimately expected to vest. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimated forfeitures were considered to be negligible.

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation under FAS 123R for the years ended December 31, 2007 and 2006 which was incurred as follows:

	2007	2006

Research and development	$743,594	$251,143
General and administrative	536,762	183,386

Stock compensation expense	$1,280,356	$434,529

Effect of earnings per share – basic and diluted	(0.02)	(0.01)

Pro Forma Information for period Prior to Adoption of FAS 123R

The following pro forma net loss and net loss per share were determined as if we had accounted for employee stock-based compensation for our employee stock plan under the fair value method prescribed by FAS 123R for the periods indicated.

Year Ended
December 31,
2005

Net loss as reported	$(3,637,537)
Deduct:
Stock-based employee compensation expense determined under fair value method	(6,472)

Pro forma net loss	$(3,644,009)

Loss per share:
Basic and diluted as reported	$(0.09)

Basic and diluted pro forma	$(0.09)

Employee Stock – Based Compensation Valuation Assumptions

The compensation expense related to stock options recognized under FAS 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Year Ended December 31,
	2007	2006	2005

Dividend yield	0.00%	0.00%	0.00%
Annual risk free rate of return	3.45	6.00%	4.00%
Expected volatility	0.83	0.65	0.90
Expected term (years)	4.75	5.00	5.00

Bionovo, Inc

Notes to Consolidated Financial Statements - (Continued)

In estimating the expected term, we considered our historical stock option exercise experience including forfeitures, our post vesting termination pattern and the term of the options outstanding. The expected term of employee stock purchase plan rights is the average of the remaining purchase periods under each offering period. The annual risk free rate of return was based on the U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards. We based our determination of expected volatility on our historical stock price volatility over the expected term.

The estimated fair value of grants of stock options and warrants to non-employees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

The table below presents information related to stock option activity under the Plan as follows:

			Weighted
	Shares	Number of	Average
	Available	Shares	Exercise
	For Grant	Outstanding	Price

Options outstanding at December 31, 2004	1,931,534	1,565,254	$0.41
Options granted	(1,207,000)	1,207,000	0.90
Options exercised	—	—	—
Options cancelled or forfeited	—	—	—
Options expired	—	—	—

Options outstanding at December 31, 2005	724,534	2,772,254	0.68

Options exercisable at December 31, 2005	—	1,130,254	0.54
Shares authorized	3,000,000	—	—
Options granted	(200,000)	200,000	$1.60
Options exercised	—	—	—
Options cancelled or forfeited	20,000	(20,000)	0.90
Options expired	—	—	—

Options outstanding at December 31, 2006	3,544,534	2,952,254	$0.74

Options exercisable at December 31, 2006		2,143,754	0.63
Options granted	(2,672,500)	2,672,500	$3.20
Options exercised	—	(376,666)	0.86
Options cancelled or forfeited	497,500	(497,500)	—
Options expired	—	—	—

Options outstanding at December 31, 2007	1,369,534	4,750,588	$2.08

Options exercisable at December 31, 2007	—	2,733,000	0.73

There were 2,733,000 in-the-money options exercisable as of December 31, 2007, with an aggregate intrinsic value of $2.7 million. Cash proceeds from the exercise of stock options were $325,000 for the year ended December 31, 2007 and 376,666 stock options were exercised. As of December 31, 2007, the aggregate intrinsic value of stock options outstanding was $2.2 million.

Bionovo, Inc

Notes to Consolidated Financial Statements - (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Price

$0.29 - $1.09	1,902,254	4.60	$0.60	2,633,000	$0.70
$1.10 - $1.70	651,334	3.86	1.64	100,00	1.60
$1.90 - $1.80	280,000	4.84	2.35	—	—
$2.70 - $1.87	1,155,000	4.53	2.98	—	—
$3.50 - $5.30	200,000	4.67	3.94	—	—
$4.30 - $5.08	330,000	4.67	4.40	—	—
$5.10 - $5.78	232,000	4.26	5.75	—	—

	4,750,588	4.49	$2.08	2,733,000	$0.73

The estimated fair value of grants of stock options and warrants to non-employees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under the option plan as described above.

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as follows:

	Years Ended December 31,
	2007	2006	2005

Stock Option Plan	6,120,122	6,496,788	3,496,788
Stock Option - outside of plan	103,212	103,212	103,212
Common stock warrants	10,466,633	4,832,248	9,919,524

	16,689,967	11,432,248	13,519,524

Warrants

In September 2004, In connection with Bionovo Biopharmaceuticals’ $500,000 principal amount of 6% convertible secured notes bridge financing completed on September 30, 2004, Bionovo Biopharmaceuticals issued to investors in the bridge financing warrants, or bridge warrants, exercisable for 556,123 shares of Bionovo Biopharmaceuticals common stock at an exercise price of $0.53 per share. The bridge warrants were exercisable until the earlier of September 30, 2011 and the fifth anniversary of Bionovo Biopharmaceuticals’ merger with a company required to file reports pursuant to Section 13(a) or 15(d) of the Securites Exchange Act of 1934 (the “Exchange Act”). Upon the closing of our reverse merger transaction, the bridge warrants were amended to become bridge warrants to purchase shares of our common stock upon the same terms and conditions as the bridge warrants issued by Bionovo Biopharmaceuticals. The bridge warrants expire on April 6, 2010.

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

Bionovo, Inc

Notes to Consolidated Financial Statements - (Continued)

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

In connection with the closing of our January 19, 2007 private placement, the investors were issued five-year warrants to purchase up to an aggregate of 3,682,350 shares of our common stock, at an initial exercise price of $2.25. The warrants are callable by the Company when the trailing 10-day average of the closing market share price of our common stock equals or exceeds $2.75. Additionally, the note holders received 556,123 warrants to purchase common stock in connection with the issuance of convertible notes. The warrants are exercisable at $0.5394 per share of stock and are for a term of five years. On April 6, 2005, the holders of convertible promissory notes elected

Bionovo, Inc

Notes to Consolidated Financial Statements - (Continued)

to convert $450,000 of the then outstanding $500,000 convertible promissory notes to common stock pursuant to the terms of the notes. The remaining $50,000 and applicable interest was repaid.

In connection with the closing of our October 31, 2007 public offering of common shares, the investors were issued five-year warrants to purchase up to an aggregate of 5,323,775 shares of our common stock, at an initial exercise price of $3.50 per share and a market price of $0.10 per warrant.

The following warrants are each exercisable into one share of common stock:

		Weighted
	Number	Average
	of	Exercise	Aggregate
	Shares	Price	Price

Balance at December 31, 2004	556,123	0.54	$300,039
Warrants granted	9,363,401	0.60	5,611,306
Warrants exercised	—	—	—
Warrants cancelled or forfeited	—	—	—
Warrants expired	—	—	—

Balance at December 31, 2005	9,919,524	0.60	$5,911,345
Warrants granted	—	—	—
Warrants exercised	(5,024,776)	0.46	2,305,056
Warrants cancelled or forfeited	(62,500)	0.75	46,875
Warrants expired	—	—	—

Balance at December 31, 2006	4,832,248	0.74	$3,559,414
Warrants granted	9,742,595	2.88	28,023,205
Warrants exercised	(4,108,210)	1.10	(4,535,528)
Warrants cancelled or forfeited	—	—	—
Warrants expired	—	—	—

Balance at December 31, 2007	10,466,633	2.58	$27,047,091

The estimated fair value of the warrants was calculated using the Black-Scholes valuation model. For grants in 2005 the following assumptions were used: (i) no expected dividends, (ii) risk free interest rate of 4.0%, (iii) expected volatility of 90%, and (iv) expected life in the stated life of the warrant. For grants in 2007 the market price of $0.10 per warrant issued was used to assign the fair value of the warrants. The fair value of the warrants ranged from $0.10 to $0.89. No warrants were granted in 2006. The fair value of warrants granted in 2007 were included in additional paid-in capital along with the proceeds from issuance of common stock.

The following table summarizes information about warrants outstanding as of December 31, 2007:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Price

$0.50 - $1.00	1,550,489	2.18	$0.51	1,550,489	$0.51
$1.50 - $2.00	604,185	4.05	1.50	604,185	1.50
$2.25 - $3.00	2,988,184	4.05	2.25	2,988,184	2.25
$3.25 - $4.00	5,323,775	4.84	3.50	5,323,775	3.5

	10,466,633	4.18	$2.58	10,466,633	$2.58

Bionovo, Inc

Notes to Consolidated Financial Statements - (Continued)

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

Employee Benefit Plan

The Company has a 401(k) Plan that covers substantially all of its employees. Under the 401(k) Plan, eligible employees may contribute up to 15 percent of their eligible compensation, subject to certain Internal Revenue Service restrictions. The Company does not match employee contributions in the 401(k) Plan.

Simplified Employee Pension Plan

The Company had a Simplified Employee Pension Plan (the “Plan”), which covers two officers of the Company. The Plan was established in 2004, and is administered by an outside administrator. Effective January 1, 2006, the Company no longer contributes to the Plan. Defined contribution pension expense for the Company was $0 for 2007 and 2006, and $84,000 for 2005.

6.	Leases, Commitments and Contingencies

Leases

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $2,160,163 at December 31, 2007, $949,015 and $356,000 at December 31, 2006 and December 31, 2005, respectively. Accumulated amortization of leased equipment at December 31, 2007 was $445,525 and at December 2006 and 2005, was $130,501 and $4,106, respectively. Amortization of assets under capital leases is included in depreciation expense.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2010. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $15,755 per month. Operating lease expense totaled $552,000 at December 2007, $228,966 and $51,745 at December 31, 2006 and 2005, respectively.

In October 2006, the Company signed a four year premises lease for office and lab space in Emeryville, California with monthly rents starting at $27,161 per month and increasing to $33,947 per month in the final year. In November, 2006 the Company signed a three year premises lease for lab space in Aurora, Colorado. Monthly rent is $2,767 and increasing to $2,935 per month in the final year.

In February and May 2007, the Company signed two amendments for additional lab space at Aurora, Colorado, with monthly rents starting at $973 and increasing to $1,033 at the final year.

Bionovo, Inc

Notes to Consolidated Financial Statements - (Continued)

Future minimum lease payments under non-cancelable capital and operating leases are as follows:

	Capital	Operating
Period Ended December 31, 2007	Leases	Leases

2008	$789,489	$636,935
2009	398,316	666,280
2010	161,561	470,695
2011 and thereafter	—	—

Total minimum lease payments	1,349,366	$1,773,910

Less: Amount representing interest	(116,309)
Present value of minimum lease payments	1,233,057
Less: Current portion	(706,710)

Obligations under capital lease, net of current portion	$526,347

Letter of Credit

Merrill Lynch Bank USA has issued a Letter of Credit to the Company, in the approximate aggregate amount of $381,000, to secure our lease of laboratory equipment.

7.	Income Tax

The provision for income taxes on the statements of operations consists of $3,400 for 2007, $3,200 and $800 for the years ended December 31, 2006 and 2005, respectively.

Deferred tax assets (liabilities) are comprised of the following at December 31:

	Years Ended December 31,
	2007	2006

Net operating loss carryforward	$8,123,000	$3,225,000)
Fixed assets	(163,000)	(50,000)
Stock compensation	510,000	—

	8,470,000	3,175,000
Less valuation allowance	(8,470,000)	(3,175,000)

	$-	$-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2007 and 2006, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2007, net operating loss carryforwards were approximately $20.4 million for federal tax purposes that expire at various dates from 2023 through 2027 and $20.3 million for state tax purposes that expire in 2014 through 2017.

Utilization of net operating loss and tax credit carryforwards may be subject to certain annual limitations under Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as amended, in the event of a change in the Company’s ownership, as defined in Section 382. The Company has not performed this ownership analysis; however, it is possible that there has been a “Section 382” change in ownership, which would limit the amount of net operating loss available to be used in future years. The Tax Reform Act of 1986 limits the annual use of net operating loss and tax credit carry forwards in certain situations where changes occur in stock ownership of a company. In the event the Company has a change in ownership, as defined, the annual utilization of such carry forwards could be limited and may result in the expiration of substantial net operating loss carryforwards before utilization.

Bionovo, Inc

Notes to Consolidated Financial Statements - (Continued)

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2007 and 2006) to income taxes as follows:

	Years Ended December 31,
	2007	2006

Tax benefit computed at 34%	$(4,385,000)	$(1,909,000)
Change in valuation allowance	5,295,000	2,677,000
Change in carryovers and tax attributes	(906,600)	(764,800)

	$3,400	$3,200

Management believes that, based on a number of factors, it is not determinable that it is more likely than not that the deferred tax asset will be realized.

8.	Quarterly results of Operations (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006:

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenues	$3,750	$3,750	$243,375	$330,875

Operating expenses:
Research and development	2,788,668	1,979,103	2,444,674	2,725,299
General and administrative	602,775	854,390	1,118,482	1,550,431
Sales and Marketing	92,146	10,534	10,920	43,889

Total expenses	3,483,589	2,844,027	3,574,076	4,319,619

Loss from operations	(3,479,839)	(2,840,277)	(3,330,701)	(3,988,744)
Interest income	149,712	197,975	170,272	139,987
Interest expense	(14,081)	(12,446)	(42,370)	(17,685)
Other income (expense)	—	—	(5,241)	175,842

Loss before income taxes	$(3,344,208)	$(2,654,748)	$(3,208,040)	$(3,690,600)
Provision for income taxes	(800)	(1,600)	—	(1,002)

Net loss	(3,345,008)	(2,656,348)	(3,208,040)	(3,691,602)

Basic and diluted net loss per common share	$(0.06)	$(0.04)	$(0.05)	$(0.05)

Shares used in computing basic and diluted net loss per common share	59,237,723	65,227,254	65,571,108	72,867,303

Bionovo, Inc

Notes to Consolidated Financial Statements - (Continued)

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenues	$3,750	$3,750	$3,750	$3,750

Operating expenses:
Research and development	745,288	901,519	970,791	1,403,550
General and administrative	340,456	317,749	336,894	493,124
Sales and Marketing	92,562	73,906	66,550	77,924

Total expenses	1,178,306	1,293,174	1,374,235	1,974,598

Loss from operations	(1,174,556)	(1,289,424)	(1,370,485)	(1,970,848)
Interest income	60,370	70,719	58,566	71,860
Interest expense	(5,287)	(8,296)	(17,843)	(15,928)
Other income (expense)	—	—	—)	(23,450)

Loss before income taxes	$(1,119,473)	$(1,227,001)	$(1,329,762)	$(1,938,362)
Provision for income taxes	(1,600)	—	(800)	(800)

Net loss	(1,121,073	(1,227,001)	(1,330,562	(1,939,162)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Shares used in computing basic and diluted net loss per common share	46,602,160	50,579,311	51,182,450	51,276,537

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, PMB Helin Donovan. LLP, issued an attestation report on our assessment of our internal control over financial reporting. This report appears on page 37 of this Annual Report.

Inherent Limitations on Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our CEO and our CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Changes in internal controls

There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) The information required by this Item concerning our directors and directors is incorporated by reference to the definitive proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year (the “2008 Proxy Statement”).

(b) The information required by this Item concerning our executive officers is set forth in the section entitled “Executive Officers” in Part I of this Form 10-K and is incorporated by reference into this section.

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. This code of ethics, which is part of our Code of Business Conduct and Ethics that applies to all of our employees, is posted on our website and can be accessed from the following link: http://www.bionovo.com/home.php?menu=investors&submenu=corporategovernance

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management, as well as equity compensation plans, is incorporated by reference to the information set forth in the sections “Beneficial Owners and Management’s Ownership of Bionovo Stock” and “Equity Compensation Plan Information” in our 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to our 2008 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our 2008 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1)  Index to Financial Statements.

    Included in Part II of this Report:

(2)  Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(3)  Exhibits.

Exhibit No.		Description

2	.1(1)	Agreement of Merger and Plan of Reorganization, dated as of April 6, 2005, among Lighten Up Enterprises International, Inc., LTUP Acquisition Corp. and Bionovo, Inc.
2	.2(2)	Agreement and Plan of Merger, dated as of June 28, 2005, between Lighten Up Enterprises International, Inc. and Bionovo, Inc.
3	.1(3)	Certificate of Incorporation of Bionovo, Inc.
3	.2(12)	Certification of Amendment to Certification of Incorporation of Bionovo, Inc.
3	.3(13)	Amended and Restated By-Laws of Bionovo, Inc.
4	.1(4)	Form of Private Placement Warrant.
4	.2(9)	Form of Common Stock Certificate.
4	.3(3)	Form of Bridge Warrant.
4	.4(5)	Form of Private Placement Warrant
4	.5(2)	Registration Rights Agreement, dated September 30, 2004
4	.6(7)	First Amendment to Registration Rights Agreement
4	.7(7)	Amendment to Registration Rights Agreement
4	.8(14)	Form of Stock Purchase Warrant.
4	.9(15)	Common Stock Purchase warrant
4	.10(15)	Registration Rights Agreement
10	.1(4)	Form of Private Placement Subscription Agreement
10	.2(4)	Form of Private Placement Investor Questionnaire.
10	.3(4)	Form of Private Placement Registration Rights Agreement
10	.4(4)	Form of Private Placement Acknowledgement and Amendment
10	.6(10)	Stock Incentive Plan, as amended
10	.6(11)	Employment agreement dated July 1, 2004, between Bionovo, Inc and Isaac Cohen
10	.7(11)	Assignment and Assumption Agreement, dated April 6, 2005, among the Registrant, Bionovo, Inc. and Isaac Cohen regarding Employment Agreement
10	.8(11)	Employment agreement dated July 1, 2004, between Bionovo, Inc and Mary Tagliaferri
10	.9(11)	Assignment and Assumption Agreement, dated April 6, 2005, among the Registrant, Bionovo, Inc. and Mary Tagliaferri regarding Employment Agreement.
10	.10(6)	Licensing and Technology Transfer Agreement, dated as of November 6, 2003, with United Biotech Corporation (certain terms of this agreement have been omitted and are subject to confidential treatment granted by the SEC)
10	.11(3)	Sublease, dated as of December 17, 2003, with Extensity

Exhibit No.		Description

10	.12(3)	Landlord Consent to Sublease, dated as of December 30, 2003, with Extensity, Inc and CA- Emereyville Properties Limited Partnership
10	.13(3)	Addendum to Sublease, dated as of April 20, 2004, with Geac Enterprise Solutions, Inc.
10	.14(3)	Landlord Consent to Addendum to Sublease, dated July 16, 2004, with CA-Emeryville Properties Limited Partnership and Geac Enterprise Solutions, Inc..
10	.15(3)	Exchange Agreement, dated as of April 4, 2005, with Mary E. Ross and Gary C. Lewis.
10	.16(3)	Declaration dated as of April 6, 2005 by Mary E. Ross.
10	.17(3)	Declaration dated as of April 6, 2005 by Gary C. Lewis
10	.18(3)	Office Lease, dated as of July 6, 2005, with Emery Station Joint Venture, LLC.
10	.19(3)	Sublease Agreement, dated as of August 1, 2005, with MycoLogics.
10	.20(3)	Merrill Lynch Bank USA Irrevocable Letter of Credit
10	.21(14)	Underwriting Agreement, dated October 31, 2007, between Bionovo, Inc and BMO Capital Markets
10	.22(15)	Subscription Agreement
10	.23(16)	Offer Letter, dated May 29, 2007, from Bionovo, Inc. to Thomas C. Chesterman
10	.24(17)	Amendment Two to Space Lease between Bionovo, Inc. and Fitzsimons Redevelopment Authority
16	.1(18)	Letter regarding change in certifying accountant
21	.1(8)	Subsidiary of Registrant
23	.1*	Consent of PMB Helin Donovan, LLP
31	.1*	Certification of Principal Executive Officer
31	.2*	Certification of Principal Executive Officer
32	.1*	Certification of the Chief Executive Officer and the Chief Financial Officer

*	Filed herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2005.

(2)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14C filed with the SEC on June 3, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.

(4)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on May 11, 2005.

(5)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 22, 2005.

(6)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on October 19, 2005.

(7)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on March 10, 2006.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006.

(9)	Incorporated by reference from Exhibit 4 to the Registrant’s Form 10SB 12G filed with the SEC on November 7, 2002.

(10)	Incorporated by reference to the Registrant’s Schedule 14A filed with the SEC on April 17, 2006

(11)	Incorporated by reference to the Registrant’s Form 8-K/A, Amendment No. 1, filed with the SEC on June 3, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on May 9, 2007.

(13)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 7, 2008.

(14)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on November 6, 2007.

(15)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 22, 2007.

(16)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on July 13, 2007.

(17)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 8, 2007.

(18)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on February 1, 2007.

(b) Index to Exhibits.

See Exhibits listed under Item 15(a) (3).

(c) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March 2008.

BIONOVO, INC.

By:	/s/ Isaac Cohen
Isaac Cohen
Chairman and Chief Executive Officer

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Isaac Cohen and Thomas C. Chesterman, and each one of them, attorneys-in-fact for the undersigned, each with power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Isaac Cohen Isaac Cohen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2008

/s/ Thomas C. Chesterman Thomas C. Chesterman	Sr. VP and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2008

/s/ Mary Tagliaferri Mary Tagliaferri	President, Chief Medical Officer and Director	March 13, 2008

/s/ David Naveh David Naveh	Director	March 13, 2008

/s/ Michael D. Vanderhoof Michael D. Vanderhoof	Director	March 13, 2008

/s/ Brooks Corbin Brooks Corbin	Director	March 13, 2008

/s/ Mimi Hancock Mimi Hancock	Director	March 13, 2008

/s/ Richard Juelis Richard Juelis	Director	March 13, 2008

EXHIBIT INDEX

Exhibit No.		Description

2	.1(1)	Agreement of Merger and Plan of Reorganization, dated as of April 6, 2005, among Lighten Up Enterprises International, Inc., LTUP Acquisition Corp. and Bionovo, Inc.
2	.2(2)	Agreement and Plan of Merger, dated as of June 28, 2005, between Lighten Up Enterprises International, Inc. and Bionovo, Inc.
3	.1(3)	Certificate of Incorporation of Bionovo, Inc.
3	.2(12)	Certification of Amendment to Certification of Incorporation of Bionovo, Inc.
3	.3(13)	Amended and Restated By-Laws of Bionovo, Inc.
4	.1(4)	Form of Private Placement Warrant.
4	.2(9)	Form of Common Stock Certificate.
4	.3(3)	Form of Bridge Warrant.
4	.4(5)	Form of Private Placement Warrant
4	.5(2)	Registration Rights Agreement, dated September 30, 2004
4	.6(7)	First Amendment to Registration Rights Agreement
4	.7(7)	Amendment to Registration Rights Agreement
4	.8(14)	Form of Stock Purchase Warrant.
4	.9(15)	Common Stock Purchase warrant
4	.10(15)	Registration Rights Agreement
10	.1(4)	Form of Private Placement Subscription Agreement
10	.2(4)	Form of Private Placement Investor Questionnaire.
10	.3(4)	Form of Private Placement Registration Rights Agreement
10	.4(4)	Form of Private Placement Acknowledgement and Amendment
10	.6(10)	Stock Incentive Plan, as amended
10	.6(11)	Employment agreement dated July 1, 2004, between Bionovo, Inc and Isaac Cohen
10	.7(11)	Assignment and Assumption Agreement, dated April 6, 2005, among the Registrant, Bionovo, Inc. and Isaac Cohen regarding Employment Agreement
10	.8(11)	Employment agreement dated July 1, 2004, between Bionovo, Inc and Mary Tagliaferri
10	.9(11)	Assignment and Assumption Agreement, dated April 6, 2005, among the Registrant, Bionovo, Inc. and Mary Tagliaferri regarding Employment Agreement.
10	.10(6)	Licensing and Technology Transfer Agreement, dated as of November 6, 2003, with United Biotech Corporation (certain terms of this agreement have been omitted and are subject to confidential treatment granted by the SEC)
10	.11(3)	Sublease, dated as of December 17, 2003, with Extensity
10	.12(3)	Landlord Consent to Sublease, dated as of December 30, 2003, with Extensity, Inc and CA- Emereyville Properties Limited Partnership
10	.13(3)	Addendum to Sublease, dated as of April 20, 2004, with Geac Enterprise Solutions, Inc.
10	.14(3)	Landlord Consent to Addendum to Sublease, dated July 16, 2004, with CA-Emeryville Properties Limited Partnership and Geac Enterprise Solutions, Inc..
10	.15(3)	Exchange Agreement, dated as of April 4, 2005, with Mary E. Ross and Gary C. Lewis.
10	.16(3)	Declaration dated as of April 6, 2005 by Mary E. Ross.
10	.17(3)	Declaration dated as of April 6, 2005 by Gary C. Lewis
10	.18(3)	Office Lease, dated as of July 6, 2005, with Emery Station Joint Venture, LLC.
10	.19(3)	Sublease Agreement, dated as of August 1, 2005, with MycoLogics.
10	.20(3)	Merrill Lynch Bank USA Irrevocable Letter of Credit
10	.21(14)	Underwriting Agreement, dated October 31, 2007, between Bionovo, Inc and BMO Capital Markets
10	.22(15)	Subscription Agreement
10	.23(16)	Offer Letter, dated May 29, 2007, from Bionovo, Inc. to Thomas C. Chesterman
10	.24(17)	Amendment Two to Space Lease between Bionovo, Inc. and Fitzsimons Redevelopment Authority
16	.1(18)	Letter regarding change in certifying accountant
21	.1(8)	Subsidiary of Registrant
23	.1*	Consent of PMB Helin Donovan, LLP
31	.1*	Certification of Principal Executive Officer
31	.2*	Certification of Principal Executive Officer
32	.1*	Certification of the Chief Executive Officer and the Chief Financial Officer

*	Filed herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2005.

(2)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14C filed with the SEC on June 3, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.

(4)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on May 11, 2005.

(5)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 22, 2005.

(6)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on October 19, 2005.

(7)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on March 10, 2006.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006.

(9)	Incorporated by reference from Exhibit 4 to the Registrant’s Form 10SB 12G filed with the SEC on November 7, 2002.

(10)	Incorporated by reference to the Registrant’s Schedule 14A filed with the SEC on April 17, 2006

(11)	Incorporated by reference to the Registrant’s Form 8-K/A, Amendment No. 1, filed with the SEC on June 3, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on May 9, 2007.

(13)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 7, 2008.

(14)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on November 6, 2007.

(15)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 22, 2007.

(16)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on July 13, 2007.

(17)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 8, 2007.

(18)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on February 1, 2007.