Form 10-Q
period 2008-03-31
BIONOVO INC
filed 2008-05-12
CIK 1203957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to_______

Commission File Number 001-33498

BIONOVO, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5526892
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5858 Horton Street, Suite 375, Emeryville, California 94608 (510) 601-2000

(Address of Principal Executive Offices, Including Zip Code and Telephone Number, Including Area Code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check One.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non- Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑

    Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 76,343,101 as of April 30, 2008

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Bionovo, Inc
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$19,187,934	$28,472,485
Short-term investments	10,198,744	4,823,938
Receivables	19,942	285,899
Prepaid expenses and other current assets	530,709	405,381
Total current assets	29,937,329	33,987,703
Property and equipment, net	4,040,105	3,900,248
Other assets and patent pending, net	733,445	277,220
Total assets	$34,710,879	$38,165,171
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$206,799	$299,677
Accrued clinical and costs of other studies	152,444	298,559
Accrued compensation and benefits	553,242	462,485
Current portion of lease obligation	928,252	706,710
Other current liabilities	540,922	949,200
Total current liabilities	2,381,659	2,716,631
Non-current portion of lease obligation	1,018,976	526,346
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 190,000,000 shares authorized; 76,343,101 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	8,166	8,166
Additional paid-in capital	57,980,224	57,659,513
Accumulated other comprehensive income	20,415	4,480
Accumulated deficit	(26,698,561)	(22,749,965)
Total shareholders’ equity	31,310,244	34,922,194
Total liabilities and shareholders’ equity	$34,710,879	$38,165,171

See accompanying notes

Bionovo, Inc
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			Accumulated from
			February 1,
			2002
			(Date of inception)
	Three months		to
	ended March 31,		March 31,
	2008	2007	2008
Revenues	$—	$3,750	$659,490
Operating expenses:
Research and development	2,387,393	2,788,668	18,179,598
General and administrative	1,822,027	694,921	9,273,794
Merger cost	—	—	1,964,065
Total operating expenses	4,209,420	3,483,589	29,417,457
Loss from operations	(4,209,420)	(3,479,839)	(28,757,967)
Change in fair value of warrant liability	—	—	831,288
Interest income	306,192	149,712	1,374,609
Interest expense	(26,537)	(14,081)	(263,554)
Other income (expense)	(15,575)	—	129,321
Loss before income tax	(3,945,340)	(3,344,208)	(26,686,303)
Income tax provision	(3,256)	(800)	(12,258)
Net loss	$(3,948,596)	(3,345,008)	$(26,698,561)
Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.70)
Shares used in computing basic and diluted net loss per common share	76,343,101	61,525,518	37,914,036

See accompanying notes

Bionovo, Inc
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Accumulated
			from
			February 1,
			2002
			(Date of
	Three Months		inception) to
	ended March 31,		March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(3,948,596)	$(3,345,008)	$(26,698,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191,573	117,405	1,217,921
Amortization and accretion of investments	5,671	—	435
Non-cash compensation for warrants issued	—	—	1,964,065
Stock based compensation expense	320,711	133,313	2,230,596
Amortization of note discount	—	—	139,084
Amortization of deferred stock compensation	—	—	16,472
Change in fair value of warrant liability	—	—	(831,288)
Changes in operating assets and liabilities:
Receivables	265,957	—	(18,146)
Prepaid and other current assets	(125,328)	(19,167)	(525,760)
Other assets	(62,482)	—	(62,482)
Accounts payable and accrued expenses	(2,120)	641,759	861,966
Accrued clinical trial costs	(146,115)	—	152,443
Deferred revenue	—	(3,750)	—
Other accrued liabilities	91,700)	—	921,808
Net cash used in operating activities	$(3,409,029)	$(2,475,448)	$(20,631,447)
Cash flows from investing activities:
Capital expenditures	(283,136)	(384,150)	(3,116,474)
Acquisition of intangible assets	(52,796)	(2,172)	(340,759)
Advance to officers	—	—	(1,796)
Purchases of available-for-sale investments	(7,059,855)	(387,600)	(18,610,893)
Proceeds from sales and maturities of investments	1,695,313	485,000	8,434,388
Net cash used in investing activities	$(5,700,474)	$(288,922)	$(13,635,534)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	—	17,177,359	49,733,909
Payments under capital lease obligation	(175,048)	(70,054)	(1,003,891)
Proceeds from exercise of warrants and options	—	—	4,862,298
Proceeds from convertible notes payable	—	—	(50,000)
Payments for financing costs for convertible notes	—	—	(87,401)
Net cash provided by (used in) financing activities	$(175,048)	$17,107,305	$53,454,915
Net increase (decrease) in cash and cash equivalents	(9,284,551)	14,342,935	19,187,934
Cash and cash equivalents at beginning of period	28,472,485	2,571,439	—
Cash and cash equivalents at end of period	$19,187,934	$16,914,374	$19,187,934

Supplemental disclosure of cash flow information:
Interest paid	$26,537	$26,597	$253,090
Income taxes paid	$750	$800	$8,952

Supplemental disclosure of non-cash investing and financing
Non-cash warrant expense for warrants issued	$—	$—	$1,964,065
Adjustment in warranty liability	—	—	7,030,026
Conversion of notes payable to common stock	—	—	450,000
Assets acquired under capital lease	889,219	—	3,049,981
Issuance of common stock for services	—	—	165,000
Conversion of accrued interest payable	—	—	11,697
Issuance of common stock with reverse merger	$—	$—	$4,000

See accompanying notes

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Financial Statements

1.	Business

Bionovo, Inc. (“Bionovo” or the “Company”) is a clinical stage drug discovery and development company focusing on cancer and women’s health. Currently, the Company is conducting research and development activity which integrates scientific research with natural substances derived from botanical sources which have novel mechanisms of action. The Company is developing drugs to treat breast and other cancers, and for menopause. Based on the results of our clinical trials and preclinical studies to date, we believe that we have discovered new classes of drug candidates with the potential to be leaders in their markets.

Bionovo, Inc. was incorporated in Nevada on January 29, 1998 under the name Lighten Up Enterprises International, Inc. Bionovo Biopharmaceuticals, Inc. (“Biopharma”), was incorporated and began operations in the State of California in February 2002. BioPharma completed a reverse merger transaction on April 6, 2005 with Lighten Up Enterprises International, Inc. On April 6, 2005, Bionovo, Inc., (formerly known as “Lighten Up Enterprises International, Inc.), acquired all the outstanding shares of BioPharma in a reverse triangular merger (the “Merger”). Effective with the merger, the directors and management of BioPharma thereupon became the directors and management of Bionovo, Inc. which has been considered the acquirer in this transaction, accounted for as a recapitalization. The business of BioPharma is now the sole business of the Company. BioPharma remains a wholly-owned subsidiary of Bionovo, Inc.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Bionovo, Inc. Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Bionovo, Inc. and its wholly owned subsidiaries Bionovo Biopharmaceuticals Inc. Our operations are treated as one operating segment. All significant inter-company balances and transactions have been eliminated.

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

Technology (Drug) license agreements generally consist of nonrefundable upfront license fees and royalty payments. In accordance with Staff Accounting Bulletin 101 and 104, nonrefundable upfront license fees are recognized over the ten year license term using the straight-line method of accounting when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of the Company’s continuing research and development efforts.

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

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements - (Continued)

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

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

Effective January 1, 2008, the Company adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s consolidated results or operations or financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable as:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. We are currently evaluating the effects, if any, that SFAS 141R may have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

3.	Fair Value

Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements - (Continued)

Valuation Hierarchy

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash, cash equivalents and short-term investments) measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Money Market funds	$4,995,229	—		$4,995,229
Commercial paper	—	$6,694,155	—	6,694,155
U.S. government agencies	—	16,952,111	—	16,952,111
U.S. corporate debt	—	745,183	—	745,183
Total	$4,995,229	$24,391,449	$—	$29,386,678

4.	Investments

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

The following table summarizes the Company’s investments, which are all classified as available-for-sale:

	Three months ended March 31,
	2008	2007
Cash equivalents:
Cash and money market fund	$4,995,229	$16,914,374
Commercial paper	6,694,155	—
US government obligations	6,753,367	—
Corporate notes	745,183	—
	$19,187,934	$16,914,374
Short-term investments:
US government obligations	$10,198,744	—

  As of March 31, 2008 unrealized gain on available-for-sale securities of $20,415 was included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets.

5.	Property and Equipment

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

As of March 31, 2008, the Company had $4.4 million in lab equipment (of which $2.9 million is leased), $206,000 of computer equipment and software, $81,000 in office furniture and equipment, $298,000 in leasehold improvements and $243,000 in construction-in-process and accumulated depreciation of $1.2 million,.

As of March 31, 2007, the Company had $1.9 million in lab equipment (of which $949,000 is leased), $88,000 in computer equipment and software, $61,000 in office furniture and equipment, and $247,000 in leasehold improvements and accumulated depreciation of $403,000.

For the three months ended March 31, 2008, the Company had $186,000 in depreciation and amortization expense and $117,000 for the same period in 2007.

Intangible assets - Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. As of March 31, 2008, the Company had capitalized $279,000 in patent licensing costs. For the three months ended March 31, 2008 we recorded amortization expense of $6,000.

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements - (Continued)

6.	Basic and Diluted Loss per Share

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months
	ended March 31,
	2008	2007
Numerator:
Net loss	$(3,948,596)	$(3,345,008)
Denominator:
Weighted average common shares outstanding	76,343,101	61,525,518
Net loss per common share:
Basic and diluted	$(0.05)	(0.05)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Three months
	ended March 31,
	2008	2007
Options to purchase common stock	4,767,921	3,395,254
Options to purchase common stock - Outside plan	103,212	103,212
Warrants to purchase common stock	10,466,633	6,194,309
Potential equivalent shares excluded	15,337,766	9,692,775

7.	Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income, which for us is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity (deficit). Comprehensive loss and its components are as follows:

	Three months
	ended March 31,
	2008	2007
Net loss	$(3,948,596)	$(3,345,008)
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	15,935	—
Comprehensive loss	$(3,932,661)	$(3,345,008)

8.	Stock Compensation

Stock Option Plan

On April 6, 2005, in connection with the completion of the reverse merger, the board of directors assumed and adopted the Stock Incentive Plan, as amended, of Bionovo Biopharmaceuticals which we refer to as the Plan, and 3,496,788 shares of common stock for issuance under the Plan. In May 2006, shareholders approved an increase of 3,000,000 additional shares for the option plan. The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options are typically granted throughout the year and generally vest four years thereafter and expire five years from the date of the award, unless otherwise specified. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each stock option award.

Valuation Assumptions

The compensation expense related to stock options recognized under FAS 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Three months
	ended March 31,
	2008	2007
Dividend yield	0.00%	0.0%
Annual risk free rate of return	2.8%	6.0%
Expected volatility	92.8%	81.0%
Forfeiture rate	6.4%	0.0%
Expected term (years)	5	5

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements - (Continued)

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

Employee Stock-Based Compensation

The table below presents information related to stock option activity under the Plan as follows:

			Weighted
	Shares	Number of	Average
	Available	Shares	Exercise
	For Grant	Outstanding	Price
Options outstanding at December 31, 2007	1,369,534	4,750,588	2.09
Options granted	(94,000)	94,000	$1.24
Options exercised	—	—	—
Options cancelled or forfeited	76,667	(76,667)	2.65
Options expired	—	—	—
Options outstanding at March 31, 2008	1,352,201	4,767,921	$2.07
Options exercisable at March 31, 2008	—	2,254,921	0.87

For the three month period ended March 31, 2008, there were no options exercises and the aggregate intrinsic value of in-the-money stock options outstanding was $1.2 million.

The following table summarizes information about stock options outstanding as of March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Price
$0.29 - $1.09	1,902,254	5.23	$0.62	1,902,254	$0.62
$1.10 - $2.10	693,667	3.75	1.58	197,667	1.63
$2.20 - $3.20	1,410,000	4.27	2.86	155,000	2.87
$3.30 - $4.30	200,000	9.42	3.94	—	—
$4.30 - $5.08	330,000	4.42	4.40	—	—
$5.10- $5.78	232,000	4.01	5.75	—	—
	4,767,921	4.79	$2.07	2,254,921	$0.87

The estimated fair value of grants of stock options and warrants to non-employees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under the option plan as described above.

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation under FAS 123R for the three months ended March 31, 2008 and 2007 which was incurred as follows:

	Three months ended March 31,
	2008	2007
Research and development	$72,363	$96,888
General and administrative	248,348	36,425
Stock compensation expense	$320,711	$133,313
Effect of earnings per share – basic and diluted	(0.0)	(0.0)

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as follows:

	Three months ended March 31,
	2008	2007
Stock Option Plan	6,120,122	6,466,788
Stock Option - outside of plan	103,212	103,212
Common stock warrants	10,466,633	6,194,309
	16,689,967	12,764,309

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements - (Continued)

9.	Stock Warrants

The Company has issued warrants to investors as part of its overall financing strategy. There were no warrants issued for the three months ended March 31, 2008 and there were 10.5 million warrants to purchase Bionovo shares outstanding with a weighted average price of $2.58 and an aggregate price of $27,047,091.

The estimated fair value of the warrants was calculated using the Black-Scholes valuation model. The following assumptions were used: (i) no expected dividends, (ii) risk free interest rate of 4.0%, (iii) expected volatility of 90%, and (iv) expected life in the stated life of the warrant. The fair value of the warrants ranged from $0.10 to $0.89. The fair value of warrants granted are included in additional paid-in capital along with the proceeds from issuance of common stock.

The following table summarizes information about all callable warrants outstanding as of March 31, 2008:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Price
$0.50 - $1.00	1,550,489	2.18	$0.51	1,550,489	$0.51
$1.50 - $2.00	604,185	4.05	1.50	604,185	1.50
$2.25 - $3.00	2,988,184	4.05	2.25	2,988,184	2.25
$3.25 - $4.00	5,323,775	4.84	3.50	5,323,775	3.50
	10,466,633	4.18	$2.58	10,466,633	$2.58

10.	Leases, Commitments and Contingencies

Leases

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $2.9 million at March 31, 2008 and $949,000 at March 31, 2007. Accumulated amortization of leased equipment at March 31, 2008 was $560,000 and $182,000 for the same period in 2007. Amortization of assets under capital leases is included in depreciation expense.

In March 2008, we entered into a new equipment financing facility for $1.3 million with General Electric Capital Corporation (GE). As of March 31, 2008, we had financed equipment purchases from Agilent Technologies and Applied BioSystems for $519,664 and $350,606 respectively, leaving $430,000 available for future equipment financing. The terms of this agreement required a security deposit of 25% or $217,568 as collateral for the outstanding loan portion.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2010. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $16,000 per month. Operating lease expense totaled $119,000 at March 2008 and $130,000 at March 31, 2007.

In February 2008, the Company signed a new lease for additional office space at Emeryville, California, with fixed monthly rents of $3,903.

Future minimum lease payments under non-cancelable capital and operating leases are as follows:

	Capital	Operating
Period Ended December 31, 2007	Leases	Leases
2008	$853,894	$525,663
2009	725,884	666,280
2010	489,046	470,695
2011 and thereafter	81,871	—
Total minimum lease payments	$2,150,695	$1,662,638
Less: Amount representing interest	(203,467)
Present value of minimum lease payments	1,947,228
Less: Current portion	(928,252)
Obligations under capital lease, net of current portion	$1,018,976

Letter of Credit

      Merrill Lynch Bank USA has issued a Letter of Credit to the Company, in the approximate aggregate amount of $381,000, to secure our lease of laboratory equipment.

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements - (Continued)

11.	Income Tax

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended March 31, 2008.

The Tax Reform Act of 1986 under Section 382, as amended, limits the annual use of net operating loss and tax credit carry forwards in certain situations where changes occur in stock ownership of a company. We have not performed an ownership analysis but it is possible that there has been a “Section 382” change in ownership. In the event we have a change in ownership, as defined, the annual utilization of such carry forwards could be limited and our loss and credit carry forwards may expire unused. Our net operating losses and tax credit carry forwards are more fully described in our 2007 Annual Report on Form 10-K.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and other documents filed by us from time to time with the Securities and Exchange Commission. Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipeline, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. We do not undertake any obligation to update forward-looking statements.

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

Our lead drug candidate, MF101, represents a new class of receptor sub-type selective estrogen receptor modulator (SERM) for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed MF101, an orally delivered product, to selectively modulate estrogen receptor beta (ERβ) and to provide a safe and effective alternative to existing FDA-approved therapies that pose a significant risk to the patient for developing breast cancer and other serious diseases. In preclinical studies, MF101 inhibited tumor growth as well as bone resorption known to cause osteoporosis, which is commonly developed during menopause. This activity, if confirmed in clinical testing, would differentiate MF101 from some existing therapies and other therapies in clinical development for hot flashes. In our completed, randomized, placebo-controlled Phase II clinical trial involving 217 patients for which we announced results in June 2007, the higher of two MF101 doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes when compared to placebo at 12 weeks of treatment. We plan to seek approval of the Food and Drug Administration (FDA) to conduct further clinical testing and expect to commence this trial in the third quarter of 2008 at multiple clinical sites in the U.S. We believe that MF101’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and serotonin-norepinephrine reuptake inhibitors (SNRI) therapies that are sometimes used off-label.

We have also identified a potential orally active anti-cancer agent for advanced breast cancer, BZL101. Unlike most other anti-cancer drugs and drug candidates, which try to control cancer through genomic and proteomic signaling pathways, BZL101 is designed to take advantage of the unique metabolism of cancer cells. BZL101 inhibits glycolysis, a metabolic pathway on which cancer cells rely. Glycolysis inhibition leads to DNA damage and death of cancer cells without lasting harm to normal cells. We believe that BZL101 may have a preferential effect on hormone-independent cancers, a subset with few treatment options. We have completed a Phase I clinical trial in 21 patients. No significant adverse events were noted in this trial. We have initiated and are conducting a U.S.-based, Phase I/II clinical trial of BZL101, which will ultimately recruit and treat 100 patients with metastatic breast cancer. In addition, we intend to explore the use of BZL101 on other forms of cancer, including pancreatic cancer and adjuvant use in breast cancer.

We have submitted an investigational new drug, or IND, application and plan to initiate a Phase I clinical trial for our second SERM drug candidate, VG101, for the treatment of post-menopausal vulvar or ”vaginal dryness”.

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

We expect to continue to incur significant operating losses over at least the next several years, and do not expect to generate profits until and unless our drug candidates have been approved and are being marketed with commercial partners. Historically we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments. As of March 31, 2008, we had an accumulated deficit of $26.7 million.

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

The Company is primarily engaged in the development of pharmaceuticals, derived from botanical sources, to treat cancer and women’s health. The initial focus of the Company’s research and development efforts will be the generation of products for the treatment of breast, and other cancers and to alleviate the symptoms of menopause. The production and marketing of the Company’s products and its ongoing research and development activities are and will continue to be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

The Company’s success will depend in part on its ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantage.

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

Technology license agreements generally consist of nonrefundable upfront license fees and royalty payments. In accordance with Staff Accounting Bulletin 104, nonrefundable upfront license fees are recognized over the license term using the straight-line method of accounting when the technology is transferred or accessed, provided that the technology transferred or accessed is not dependent on the outcome of our continuing research and development efforts.

Accruals

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with selected service providers and make adjustments, if necessary. Examples of estimated accrued expenses include:

•	fees paid to contract research organizations in connection with preclinical and toxicology studies and clinical trials;
•	fees paid to investigative sites in connection with clinical trials;
•	fees paid to contract manufacturers in connection with the production of clinical trial materials; and professional service fees.

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

Stock-Based Compensation

We record expenses relating to stock options granted to employees based on the fair value at the time of grant. The fair value of stock options and warrants arecalculated using the Black-Scholes pricing method on the date of grant. This option valuation model requires input of highly subjective assumptions. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options. Stock-based compensation to outside consultants is recorded at fair market value in general and administrative expense.

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

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of March 31, 2008, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

We have generated net losses since inception and accordingly did not record a provision for income taxes. The deferred tax assets were primarily comprised of federal and state tax net operating loss, or NOL, carryforwards. Due to uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

Research and Development Activities

In accordance with FASB, Statement of Financial Accounting Standards, or FAS, No. 2, “Accounting for Research and Development Costs,” research and development costs are charged to expense when incurred. The major components of research and development costs include clinical manufacturing costs, pre-clinical and clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and facilities costs

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

During the three months ended March 31, 2008, we incurred research and development expenses of $2.4 million. We further expect that research and development expenses will increase over the coming months as we continue development of our drugs.

Results of Operations

Three months ended March 31, 2008 and 2007.

Revenues

	Three months
	ended March 31,		Change in
	2008	2007	Percent
Revenues:
Licensing	$—	$3,750	(100)%
NIH grant	—	—	—%
Total revenues	$—	$3,750	(100)%

Revenues consist primarily of licensing fees and proceeds from a US government grant. We did not receive any revenue in the three months ended 2008 compared to $3,750 for the same period in 2007 received from our licensing and technology transfer agreement with United Biotechnology Corporation of Taiwan (UBC). In October of 2007, we terminated the agreement following notice of material breach of the Agreement by UBC and we recognized the remaining deferred revenue of $91,250 in December 2007. We recognize revenues from the NIH grant when earned and payable.

Research and Development Expenses

	Three months
	ended March 31,		Change in
	2008	2007	Percent
Research and development expenses	$2,387,393	$2,788,668	(14)%

Research and development (R&D) expenses reflect costs for the development of drugs and include salaries, contractor and consultant fees and other support costs, including employee stock-based compensation expense. R&D expenses were $2.4 million for the three months ended March 31, 2008, compared to $2.8 million for the same period in 2007. The decrease of $0.4 million in 2008 from 2007 is due primarily to the decrease in clinical trials expenses related to the development of our lead drug candidates.

For the three months ended March 31, 2008, we recognized $72,363 in employee stock-based compensation expenses charged to R&D expenses compared to $97,000 for the same period in 2007, due to a decrease in options granted to R&D personnel. All costs incurred for research and development are expensed as incurred.

General and Administrative Expenses

	Three months
	ended March 31,		Change in
	2008	2007	Percent
General and Administrative expenses	$1,822,027	$694,921	162%

General and administrative (G&A) expense includes personnel costs for finance, administration, information systems, marketing, professional fees as well as facilities expenses. We do not currently have any dedicated sales support or marketing personnel. Marketing and communications expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. The $1.1million increase in G&A expenses in the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to activities in support of our business including an increase in payroll expenses, increase in facility rental, legal expenses, and Delaware business license fees related to the annual report tax for 2007. For the three months ended March 31, 2008, we recognized $43,000 in marketing and communications expenses charged to G&A expenses, compared to $92,000 for the same period in 2007 reflecting a decrease in attendance of industry sponsored tradeshows.

For the three months ended March 31, 2008, we recognized $248,348 in employee stock-based compensation expenses charged to G&A expenses, compared to $36,000 for the same period in 2007, representing an increase in G&A personnel.

Interest Income, Interest Expense and Other Expense

	Three months
	ended March 31,		Change in
	2008	2007	Percent
Interest income, interest expense and other expense:
Interest income	$306,192	$149,712	105%
Interest expense	(26,537)	(14,081)	88%
Other income (expense), net	(15,575)	—	(100)%
Total interest income and expense	$264,080	$135,631	95%

Interest income is derived from cash balances and short term investments. The increase in interest income for the three months ended March 31, 2008 compared to the same period in 2007 reflects a higher average cash balance as a result of our public offering completed in October 2007.

Interest expense includes interest expense from lease agreements for laboratory equipment. The $12,000 increase in interest expense for the three months ended March 31, 2008 compared to the same period in 2007 represents interest on additional capital leases agreements contracted to purchase laboratory equipment.

Other expense is due primarily to GE financing upfront fee of $6,500 and $6,948 to expense an over-accrual of NIH revenue drawdown.

Income Taxes

We anticipate losses for the current fiscal year and no federal income tax provision for the current quarter has been provided. We recorded $3,000 in California state tax provisions for the period ended March 31, 2008. In addition, we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on leasing, public and private financing to fund our operations.

As of March 31, 2008 we had cash, equivalents and short term investments of $29.4 million, including $381,000 classified as security deposit related to an outstanding letter of credit for our capital lease of laboratory equipment, compared to $17.3 million at March 31, 2007. This increase in cash, cash equivalents and short term investments for the three months ended March 31, 2008 compared to the same period in 2007, is due primarily to our public offering completed in October 2007, which raised aggregate net cash proceeds of $24.0 million, compared to $14.5 million raised in our private investment in public equity (PIPE) completed in January 2007.

Net cash used in investing activities was $5.7 million in 2008 compared to net cash used in investing activities of $289,000 in 2007. Cash used by net short-term investment activities increased by $5.5 million in 2008 compared to the same period in 2007 due to purchases and maturities of short-term investments exceeding similar instruments in 2007. In 2008 we entered into additional capital lease agreements to purchase laboratory equipment related to our R&D operations. The decrease in capital expenditures for the three months ended March 31, 2008 was due to a decreases in leased equipment. Legal and other costs associated with pending patent application increased by $50,000 for the three months ended March 31, 2008 due to the increase in new patent applications filed with the US Patent office.

Net cash used by financing activities was $175,000 for the three months ended March 31, 2008 compared to net cash provided for the same period in 2007 of $17.1 million. Cash flows in 2007 was driven primarily by proceeds of $14.5 million, net of expenses, raised from our private investment in public equity (PIPE) completed in January 2007 and a call notice on March 9, 2007 to warrant holders for $2.6 million in receipts, offset by lease payments of $70,000 related to our laboratory equipment financing lease.

As of March 31, 2008, we had an accumulated deficit of $26.7 million, working capital of $27.6 million and shareholders’ equity of $31.3 million. Management believes that cash and cash equivalents on hand at March 31, 2008, will be sufficient to enable us to meet our obligations through at least the next year. However, if we change our development plans, we may need additional funds sooner than we expect. In addition, we anticipate that our costs for the MF101 and BZL101 programs will increase over the next few years. While these costs are unknown at the current time, we will need to raise additional capital to continue the program in future periods through and beyond 2009. We intend to seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at December 31, 2007 are disclosed in the following table.

	Total	2008		2009		2010		2011
Unconditional purchase obligations	$891,595	$891,595	$		$		$
Operating lease obligations	1,662,638	525,663		666,280		470,695
Capital lease obligations	2,150,695	853,894		725,884		489,046		81,871
Total contractual commitments	$4,704,928	$2,271,152		$1,392,164		$959,741		$81,871

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

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

Effective January 1, 2008, the Company adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable as:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. We are currently evaluating the effects, if any, that SFAS 141R may have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, our financial position is routinely subject to a variety of risks, including market risk associated with interest rate movement. We regularly assess these risks and have established policies and business practices intended to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

As of March 31, 2008, we had cash, cash equivalents and short-term investments of $29.2 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Inherent Limitations on Effectiveness of Controls: We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our CEO and our CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Changes in internal controls: There were no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

Stockholders should carefully consider the following risk factors, together with the other information included and incorporated by reference in this Quarterly Report on Form 10-Q. The risks described below may not be the only ones facing our company. We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, including our consolidated financial statements and related notes.

Risks Relating to Our Business and Industry

We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will become profitable or if we will be able to continue as a going concern.

We have incurred $26.7 million in cumulative net loss from our inception in 2002, and we expect losses to continue for the next several years. Our net loss for the quarter ended March 31, 2008 was $3.9 million. To date, we have only recognized revenues from a technology license and a National Institute of health (“NIH”) grant drawdown. On October 15, 2007, we terminated the UBC Licensing Agreement following notice of material breach of the Agreement by UBC. We do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none has been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including MF101 and BZL101, advance our other anti-cancer and women’s health product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and eventually engage in commercialization activities in anticipation of potential FDA approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline and we may not be able to continue as a going concern.

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

The market price of our common stock may fluctuate significantly in response to various factors, some of which are beyond our control. During the period from January 1, 2005 to March 31, 2008, the lowest and highest reported trading prices of our common stock on the NASDAQ Capital Market, or for periods before May 29, 2007, as reported on the OTC Bulletin Board, were $0.11 and $6.80. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As of March 31, 2008, we have two effective registration statements registering the resale of up to 71,179,293 shares of our outstanding common stock and shares of common stock issuable upon exercise of warrants, which represents a significant majority of our currently outstanding shares of common stock. As additional shares of our common stock become available for resale in the public market pursuant to that registration statement, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of such shares of common stock may be offered from time to time in the open market and these sales may have a depressive effect on the market for our shares of common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit No.		Description

2	.1(1)	Agreement of Merger and Plan of Reorganization, dated as of April 6, 2005, among Lighten Up Enterprises International, Inc., LTUP Acquisition Corp. and Bionovo, Inc.
2	.2(2)	Agreement and Plan of Merger, dated as of June 28, 2005, between Lighten Up Enterprises International, Inc. and Bionovo, Inc.
3	.1(3)	Certificate of Incorporation of Bionovo, Inc.
3	.2(4)	Certification of Amendment to Certification of Incorporation of Bionovo, Inc.
3	.3(5)	Amended and Restated By-Laws of Bionovo, Inc.
10	.1(6)	Employment agreement dated July 1, 2004, between Bionovo, Inc and Isaac Cohen
10	.2(6)	Employment agreement dated July 1, 2004, between Bionovo, Inc and Mary Tagliaferri
31	.1*	Certification of Principal Executive Officer
31	.2*	Certification of Principal Executive Officer
32	.1*	Certification of the Chief Executive Officer and the Chief Financial Officer

*	Filed herewith

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 8, 2005

(2)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14C filed with the SEC on June 3, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.

(4)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on May 9, 2007.

(5)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 7, 2008.

(6)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on April 9, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of May 2008.

BIONOVO, INC.

By:	/s/ Isaac Cohen

Isaac Cohen
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas Chesterman

Thomas Chesterman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

2	.1(1)	Agreement of Merger and Plan of Reorganization, dated as of April 6, 2005, among Lighten Up Enterprises International, Inc., LTUP Acquisition Corp. and Bionovo, Inc.
2	.2(2)	Agreement and Plan of Merger, dated as of June 28, 2005, between Lighten Up Enterprises International, Inc. and Bionovo, Inc.
3	.1(3)	Certificate of Incorporation of Bionovo, Inc.
3	.2(4)	Certification of Amendment to Certification of Incorporation of Bionovo, Inc.
3	.3(5)	Amended and Restated By-Laws of Bionovo, Inc.
10	.1(6)	Employment agreement dated July 1, 2004, between Bionovo, Inc and Isaac Cohen
10	.2(6)	Employment agreement dated July 1, 2004, between Bionovo, Inc and Mary Tagliaferri
31	.1*	Certification of Principal Executive Officer
31	.2*	Certification of Principal Executive Officer
32	.1*	Certification of the Chief Executive Officer and the Chief Financial Officer

*	Filed herewith

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 8, 2005

(2)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14C filed with the SEC on June 3, 2005.

(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.

(4)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on May 9, 2007.

(5)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 7, 2008.

(6)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on April 9, 2008.