Form 10-Q
period 2008-06-30
BIONOVO INC
filed 2008-08-05
CIK 1203957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 76,363,101 as of July 31, 2008

PART I: FINANCIAL INFORMATION

Item 1.     Financial Statements

Bionovo, Inc
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,918,365	$28,472,485
Short-term investments	12,698,636	4,823,938
Receivables	136,904	285,899
Prepaid expenses and other current assets	1,027,786	405,381
Total current assets	25,781,691	33,987,703
Property and equipment, net	3,966,475	3,900,248
Other assets and patent pending, net	938,257	277,220
Total assets	$30,686,423	$38,165,171
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$296,981	$299,677
Accrued clinical and costs of other studies	201,554	298,559
Accrued compensation and benefits	630,323	462,485
Current portion of lease obligation	874,851	706,710
Other current liabilities	358,970	949,200
Total current liabilities	2,362,679	2,716,631
Non-current portion of lease obligation	866,210	526,346

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 190,000,000 shares authorized; 76,363,101 and 76,343,101 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	7,636	7,634
Additional paid-in capital	58,388,703	57,660,045
Accumulated other comprehensive income	(33,437)	4,480
Accumulated deficit	(30,905,368)	(22,749,965)
Total shareholders’ equity	27,457,534	34,922,194
Total liabilities and shareholders’ equity	$30,686,423	$38,165,171

See accompanying notes

Bionovo, Inc
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Accumulated from
					February 1, 2002
	Three months ended		Six months ended		(Date of Inception)
	June 30,		June 30,		to June 30,
	2008	2007	2008	2007	2008
Revenues	$—	$3,750	$—	$7,500	$659,490
Operating expenses:
Research and development	2,552,644	1,979,103	4,940,036	4,767,771	20,732,241
General and administrative	1,808,303	864,924	3,630,330	1,559,845	11,082,097
Merger cost	—	—	—	—	1,964,065
Total operating expenses	4,360,947	2,844,027	8,570,366	6,327,616	33,778,403
Loss from operations	(4,360,947)	(2,840,277)	(8,570,366)	(6,320,116)	(33,118,913)
Change in fair value of warrant liability	—	—	—	—	831,288
Interest income	189,555	197,975	495,747	347,687	1,564,163
Interest expense	(35,375)	(12,446)	(61,912)	(26,527)	(298,929)
Other income (expense)	(39)	—	(15,616)	—	129,281
Loss before income tax	(4,206,806)	(2,654,748)	(8,152,147)	(5,998,956)	(30,893,110)
Income tax provision	—	(1,600)	(3,256)	(2,400)	(12,258)
Net loss	$(4,206,806)	$(2,656,348)	$(8,155,403)	$(6,001,356)	$(30,905,368)
Basic and diluted net loss per common share	$(0.06)	$(0.04)	(0.11)	(0.09)	$(0.78)
Shares used in computing basic and diluted net loss per common share	76,344,199	65,213,935	76,343,649	63,388,724	39,407,904

See accompanying notes

Bionovo, Inc
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Accumulated from
			February 1, 2002
	Six months		(Date of inception)
	ended June 30,		to June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(8,155,403)	$(6,001,356)	$(30,905,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	489,312	258,566	1,515,660
Amortization and accretion of investments	14,009	—	8,773
Non-cash compensation for warrants issued	—	—	1,964,065
Stock based compensation expense	710,660	336,005	2,620,545
Amortization of note discount	—	—	139,084
Amortization of deferred stock compensation	—	—	16,472
Change in fair value of warrant liability	—	—	(831,288)
Changes in operating assets and liabilities:
Receivables	148,995	—	(135,108)
Prepaid and other current assets	(622,405)	(156,248)	(1,022,837)
Other assets	(115,392)	—	(115,392)
Accounts payable and accrued expenses	165,142	885,890	1,029,229
Accrued clinical trial costs	(97,005)	—	201,552
Deferred revenue	—	(7,500)	—
Other accrued liabilities	(65,738)	—	764,370
Net cash used in operating activities	$(7,527,825)	$(4,684,643)	$(24,750,243)
Cash flows from investing activities:
Capital expenditures	(540,319)	(862,970)	(3,373,657)
Acquisition of intangible assets	(149,452)	(32,337)	(437,415)
Advance to officers	—	—	(1,796)
Purchases of available-for-sale investments	(16,008,708)	(484,819)	(27,559,746)
Proceeds from sales and maturities of investments	8,082,084	485,000	14,821,159
Net cash used in investing activities	$(8,616,395)	$(895,126)	$(16,551,455)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	—	17,699,660	49,733,909
Payments under capital lease obligation	(427,900)	(141,743)	(1,256,743)
Proceeds from exercise of warrants and options	18,000	—	4,880,298
Proceeds from convertible notes payable	—	—	(50,000)
Payments for financing costs for convertible notes	—	—	(87,401)
Net cash provided by (used in) financing activities	$(409,900)	$17,557,917	$53,220,063
Net increase (decrease) in cash and cash equivalents	(16,554,120)	11,978,148	11,918,365
Cash and cash equivalents at beginning of period	28,472,485	2,571,439	—
Cash and cash equivalents at end of period	$11,918,365	$14,549,587	$11,918,365

Supplemental disclosure of cash flow information:
Interest paid	$52,069	$26,527	$278,622
Income taxes paid	$750	$—	$8,202

Supplemental disclosure of non-cash investing and financing
Non-cash warrant expense for warrants issued	$—	$—	$1,964,065
Adjustment in warranty liability	—	—	7,030,026
Conversion of notes payable to common stock	—	—	450,000
Assets acquired under capital lease	870,270	1,211,148	3,031,032
Stock based compensation	710,660	336,005	2,425,545
Issuance of common stock for services	—	—	165,000
Conversion of accrued interest payable	—	—	11,697
Issuance of common stock with reverse merger	$—	$—	$4,000

See accompanying notes

Bionovo, Inc
(A Development Stage Company)
Notes to Consolidated Financial Statements

1.	Business

Bionovo, Inc. (“Bionovo” or the “Company”) is a clinical stage drug discovery and development company focusing on cancer and women’s health. Currently, the Company is conducting research and development activity which integrates scientific research with natural substances derived from botanical sources which have novel mechanisms of action. The Company is developing drugs to treat breast and other cancers, and for menopausal symptoms. Based on the results of our clinical trials and preclinical studies to date, we believe that we have discovered new classes of drug candidates with the potential to be leaders in their markets.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period.

The condensed consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Bionovo, Inc. Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Bionovo, Inc. and its wholly owned subsidiary Bionovo Biopharmaceuticals, Inc. Our operations are treated as one operating segment. All significant inter-company balances and transactions have been eliminated.

Use of Estimates`

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management makes estimates that affect certain accounts including deferred income tax assets, estimated useful lives of property and equipment, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

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

Bionovo, Inc
(A Development Stage Company)
Notes to Consolidated Financial Statements - (Continued)

Revenues from government contracts are recognized on a qualified cost reimbursement basis.

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

Development Stage Company

The Company has not generated any significant revenue since inception. The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed by SFAS No. 7 for a development stage enterprise (DSE). Although the Company has recognized some nominal amount of revenue, the Company is devoting, substantially, all its efforts on developing the business and, therefore, still qualifies as a DSE.

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

Effective January 1, 2008, the Company adopted FASB EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” Both of these EITFs state that an employer should recognize a liability for postretirement benefits based on these life insurance arrangements. The adoption of these EITFs will not have a significant impact on the Company’s future results of operations, financial condition or liquidity.

Bionovo, Inc
(A Development Stage Company)
Notes to Consolidated Financial Statements - (Continued)

The Company also adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” as of January 1, 2008. This EITF indicates that tax benefits of dividends on unvested restricted stock are to be recognized in equity as an increase in the pool of excess tax benefits. Should the related awards forfeit or no longer become expected to vest, the benefits are to be reclassified from equity to the income statement. The adoption of this EITF does not have a significant impact on the Company’s results of operations, financial condition or liquidity.

In December 2007, EITF No.07-1, “Accounting for Collaborative Arrangements” was issued. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is in the process of evaluating the impact, if any, of adopting EITF 07-1 on its financial statements.

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

In April 2008, the FASB issued (FSP) FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

Bionovo, Inc
(A Development Stage Company)
Notes to Consolidated Financial Statements - (Continued)

In June 2008, the FASB issued (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

3.	Investments

Cash, Cash Equivalents and Investments

As part of our cash management program, the Company maintains a portfolio of marketable investment securities. The securities are investment grade and generally mature within one year and may include tax exempt securities and certificates of deposit. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

The following is a summary of cash, cash equivalents, and available-for-sale securities at June 30, 2008 and December 31, 2007:

	June 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$474,002	$—	$—	$474,002
Money market funds	313,532	—	—	313,532
US term deposits	11,135,872	—	(5,041)	11,130,831
Total cash and cash equivalents	$11,923,406	$—	$(5,041)	$11,918,365

Available-for-sale investments:
US govt. agency obligations	8,500,138	—	(9,678)	8,490,460
Corporate Notes	4,226,894	—	(18,718)	4,208,176
Total available-for-sale investments	$12,727,032	$—	$(28,396)	$12,698,636

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$46,445	$—	$—	$46,445
Money market funds	9,152,550	—	—	9,152,550
US term deposits	19,267,962	—	5,528	19,273,490
Total cash and cash equivalents	$28,466,957	$—	$5,528	$28,472,485

Available-for-sale investments:
US govt. agency obligations	4,006,491	—	(241)	4,006,250
Corporate Notes	818,495	—	(807)	817,688
Total available-for-sale investments	$4,824,986	$—	$(1,048)	$4,823,938

As of June 30, 2008 unrealized loss on available-for-sale securities of $33,437 was included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets.

Bionovo, Inc
(A Development Stage Company)
Notes to Consolidated Financial Statements - (Continued)

4.	Fair Value

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

Valuation Hierarchy

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Money market funds	$313,532	$—	$—	$313,532
US term deposits	—	11,130,831	—	11,130,831
U.S. government agencies	—	8,490,460	—	8,490,460
U.S. corporate debt	—	4,208,176	—	4,208,176
Total	$313,532	$23,829,467	$—	$24,142,999

5.	Property and Equipment

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

As of June 30, 2008, the Company had $4.6 million in lab equipment (of which $3.0 million is leased), $221,000 of computer equipment and software, $81,000 in office furniture and equipment, $298,000 in leasehold improvements and $279,000 in construction-in-process and accumulated depreciation of $1.5 million,.

As of June 30, 2007, the Company had $2.8 million in lab equipment (of which $2.2 million is leased), $207,000 in computer equipment and software, $54,000 in office furniture and equipment, and $205,000 in leasehold improvements and accumulated depreciation of $1.0 million.

For the three months ended June 30, 2008, the Company had $476,000 in depreciation expense and $256,000 for the same period in 2007.

Intangible assets - Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. As of June 30, 2008, the Company had capitalized $149,000 in patent licensing costs and recorded amortization expense of $36,000.

Bionovo, Inc
(A Development Stage Company)
Notes to Consolidated Financial Statements - (Continued)

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net Loss	$(4,206,806)	$(2,656,348)	$(8,155,403)	$(6,001,356)
Denominator:
Weighted average common shares outstanding	76,344,199	65,213,395	76,343,649	63,388,724
Net loss per common share:
Basic and diluted	$(0.06)	$(0.04)	$(0.11)	$(0.09)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Six months
	ended June 30,
	2008	2007
Options to purchase common stock	4,919,588	3,594,754
Options to purchase common stock - Outside plan	103,212	103,212
Warrants to purchase common stock	10,466,633	5,780,358
Potential equivalent shares excluded	15,489,433	9,478,324

7.	Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income, which for us is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity. Comprehensive loss and its components are as follows:

	Six months
	ended June 30,
	2008	2007
Net loss	$(8,155,403)	$(6,001,356)
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	(37,916)	—
Comprehensive loss	$(8,193,319)	$(6,001,356)

8.	Stock Compensation

Stock Option Plan

On April 6, 2005, in connection with the completion of the reverse merger, the board of directors assumed and adopted the Stock Incentive Plan, as amended, (the “Plan”) of Bionovo Biopharmaceuticals and 3,496,788 shares of common stock for issuance under the Plan. In May 2006, shareholders approved an increase of 3,000,000 additional shares for the Plan. In April 2008, the Board adopted Amendment No. 5 to the Plan, approved by stockholder in June 2008, to increase the number of shares covered by, and reserved for issuance under, the Plan from 6,496,788 shares to 9,496,788 shares. Such share reserve consists of the number of shares that remain available for issuance under the Plan and shares subject to outstanding options. The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options are typically granted throughout the year and generally vest four years thereafter and expire five years from the date of the award, unless otherwise specified. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each stock option award.

Bionovo, Inc
(A Development Stage Company)
Notes to Consolidated Financial Statements - (Continued)

Valuation Assumptions

The compensation expense related to stock options recognized under FAS 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Six months
	ended June 30,
	2008	2007
Dividend yield	0.00%	0.0%
Annual risk free rate of return	2.8%	6.0%
Expected volatility	92.8%	83.0%
Forfeiture rate	6.4%	0.0%
Expected term (years)	5	5

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

Employee Stock-Based Compensation

The table below presents information related to stock option activity under the Plan, net of options previously exercised, as follows:

			Weighted
	Shares	Number of	Average
	Available	Shares	Exercise
	For Grant	Outstanding	Price
Options outstanding at December 31, 2007	1,369,534	4,750,588	$2.09
Plan additions	3,000,000	—	—
Options granted	(399,000)	399,000	1.25
Options exercised	—	(20,000)	0.90
Options cancelled or forfeited	201,667	(201,667)	3.07
Options expired	8,333	(8,333)	2.45
Options outstanding at June 30, 2008	4,180,534	4,919,588	$1.20
Options exercisable at June 30, 2008	—	2,428,921	$1.03

For the three month period ended June 30, 2008, there was one option exercise for 20,000 shares at a strike price of $0.90 and the aggregate intrinsic value of in-the-money stock options outstanding was $1.1 million.

The following table summarizes information about stock options outstanding as of June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Price
$0.10 - $1.00	1,882,254	5.04	$0.62	1,882,254	$0.62
$1.01 - $2.00	952,001	3.91	1.48	319,334	1.46
$2.01 - $3.00	1,355,000	4.08	2.85	150,000	2.87
$3.01 - $4.00	200,000	9.17	3.94	—	—
$4.01 - $5.00	330,000	4.17	4.40	—	—
$5.01 - $6.00	200,333	3.47	5.75	77,333	5.75
	4,919,588	4.61	$2.00	2,428,921	$1.03

The estimated fair value of grants of stock options and warrants to non-employees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under the option plan as described above.

Bionovo, Inc
(A Development Stage Company)
Notes to Consolidated Financial Statements - (Continued)

As of June 30, 2008, the total remaining unrecognized cost related to non-vested options was approximately $3.6 million to be recognized over the next 2.9 years.

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation under FAS 123R for the three months ended March 31, 2008 and 2007 which was incurred as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Research and development	$136,973	$168,849	$209,336	$265,737
General and administrative	252,976	33,843	501,324	70,268
Stock compensation expense	$389,949	$202,692	$710,660	$336,005
Effect of earnings per share – basic and diluted	$0.01	$0.0	$0.01	$0.01

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as follows:

	Six months
	ended June 30,
	2008	2007
Options to purchase common stock - Plan	4,919,588	3,594,754
Options to purchase common stock - Outside Plan	103,212	103,212
Warrants to purchase common stock	10,466,633	5,780,358
Total	15,489,433	9,478,324

9.	Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy. There were no warrants issued for the three and six months ended June 30, 2008, respectively, and there were 10.5 million warrants to purchase Bionovo shares outstanding with a weighted average price of $2.58 and an aggregate price of $27.0 million.

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

The following table summarizes information about all callable warrants outstanding as of June 30, 2008:

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

Bionovo, Inc
(A Development Stage Company)
Notes to Consolidated Financial Statements - (Continued)

10.	Leases, Commitments and Contingencies

Leases

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $3.0 million at June 30, 2008 and $2.2 million at June 30, 2007. Accumulated amortization of leased equipment at June 30, 2008 was $729,000 and $230,000 for the same period in 2007. Amortization of assets under capital leases is included in depreciation expense.

In March 2008, the Company entered into a new equipment financing facility for $1.3 million with General Electric Capital Corporation (GE). As of June 30, 2008, we had financed equipment purchases of $870,270, leaving $429,730 available for future equipment financing. The terms of this agreement required a security deposit of 25% or $217,568 as collateral for the outstanding loan portion.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2010. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $16,000 per month. Operating lease expense totaled $317,000 at June 2008 and $268,000 at June 30, 2007.

In February 2008, the Company signed a new lease for additional office space at Emeryville, California, with fixed monthly rent of $3,903.

On May 15, 2008, we agreed to an amendment (the “Fourth Amendment”) with our current landlord, to lease approximately 32,000 square foot of office and laboratory space located at 5858 Horton Street, Suite 400, Emeryville, CA 94608, for a period of 10 years. We intend to relocate and consolidate all our Emeryville staff and personnel to this location when the build-out of the space is completed by the fourth quarter of 2008. Monthly base rent for the first 12 months will be $105,374 and shall increase by three percent on each annual anniversary of the commencement date. The old premises lease shall cease after the company fulfills its obligation to relocate and vacate the old premises.

Future minimum lease payments under non-cancelable capital and operating leases are as follows:

	Capital	Operating
Period Ended June 30, 2008	Leases	Leases
2008	$581,172	$507,050
2009	759,609	1,557,700
2010	489,046	1,548,587
2011	81,871	1,595,045
2012	—	1,642,896
2013 and thereafter	—	10,610,651
Total minimum lease payments	$1,911,698	$17,461,929
Less: Amount representing interest	(170,637)
Present value of minimum lease payments	1,741,061
Less: Current portion	(874,851)
Obligations under capital lease, net of current portion	$866,210

Letter of Credit

Merrill Lynch Bank has issued a Letter of Credit to the Company, in the approximate aggregate amount of $381,000, to secure our lease of laboratory equipment. This lease is scheduled to expire as of December 31, 2008.

11.	Income Tax

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in financial statements. Additionally, in May 2007, the FASB published FSP No. FIN 48-1 (“FSP FIN 48-1”), “Definition of Settlement in FASB Interpretation No. 48”, an amendment to FIN 48, which clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We adopted the provisions of FIN 48, on January 1, 2007 and FSP FIN 48-1 on December 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

Bionovo, Inc
(A Development Stage Company)
Notes to Consolidated Financial Statements - (Continued)

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits nor any interest expense recognized for the period ended June 30, 2008.

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

The following should be read in conjunction with our consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and other documents filed by us from time to time with the Securities and Exchange Commission. Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipeline, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. We do not undertake any obligation to update forward-looking statements.

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

Our lead drug candidate, MF101, represents a new class of receptor sub-type selective estrogen receptor modulator for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed MF101, an orally delivered product, to selectively modulate estrogen receptor beta (ERβ) and to provide a safe and effective alternative to existing FDA-approved therapies that pose a significant risk to the patient for developing breast cancer and other serious diseases. In preclinical studies, MF101 inhibited tumor growth as well as bone resorption known to cause osteoporosis, which is commonly developed during menopause. This activity, if confirmed in clinical testing, would differentiate MF101 from some existing therapies and other therapies in clinical development for hot flashes. In our completed, randomized, placebo-controlled Phase II clinical trial involving 217 patients for which we announced results in June 2007, the higher of two MF101 doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes when compared to placebo at 12 weeks of treatment. We plan to seek approval of the Food and Drug Administration (FDA) to conduct further clinical testing and expect to commence this trial in the second half of 2008 at multiple clinical sites in the U.S. We believe that MF101’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and serotonin-norepinephrine reuptake inhibitors (SNRI) therapies that are sometimes used off-label.

We have also identified a potential orally active anti-cancer agent for advanced breast cancer, BZL101. Unlike most other anti-cancer drugs and drug candidates, which try to control cancer through genomic and proteomic signaling pathways, BZL101 is designed to take advantage of the unique metabolism of cancer cells. BZL101 inhibits glycolysis, a metabolic pathway on which cancer cells rely. Glycolysis inhibition leads to DNA damage and death of cancer cells without lasting harm to normal cells. We believe that BZL101 may have a preferential effect on hormone-independent cancers, a subset with few treatment options. We have completed a Phase I clinical trial in 21 patients. No significant adverse events were noted in this trial. We have initiated and are conducting a U.S.-based, Phase I/II clinical trial of BZL101, which will ultimately recruit and treat 80 patients with metastatic breast cancer. In addition, we intend to explore the use of BZL101 on other forms of cancer, including pancreatic cancer and adjuvant use in breast cancer.

We have submitted an investigational new drug, or IND, application and plan to initiate a Phase I clinical trial for another drug candidate, VG101, for the treatment of post-menopausal vaginal or vulvar atrophy or vaginal dryness.

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

We expect to continue to incur significant operating losses over at least the next several years, and do not expect to generate profits until and unless our drug candidates have been approved and are being marketed with commercial partners. Historically we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments. As of June 30, 2008, we had an accumulated deficit of $30.9 million.

Development Stage Company

We have not generated any significant revenue since inception. The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed by SFAS No. 7 for a development stage enterprise (DSE). Although the Company has recognized some nominal amount of revenue, the Company is devoting, substantially, all its efforts on developing the business and, therefore, still qualifies as a DSE.

The Company is primarily engaged in the development of pharmaceuticals, derived from botanical sources, to treat cancer and women’s health. The initial focus of the Company’s research and development efforts will be the generation of products for the treatment of breast, and other cancers and to alleviate the symptoms of menopause. The production and marketing of the Company’s products and its ongoing research and development activities are and will continue to be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the FDA. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

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

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to clinical trial accruals, income taxes (including the valuation allowance for deferred tax assets), restructuring costs and stock-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

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

Accruals

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with selected service providers and make adjustments, if necessary. Examples of estimated accrued expenses include:

·	fees paid to contract research organizations in connection with preclinical and toxicology studies and clinical trials;
·	fees paid to investigative sites in connection with clinical trials;
·	fees paid to contract manufacturers in connection with the production of clinical trial materials; and professional service fees.

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

Stock-Based Compensation

We record expenses relating to stock options granted to employees based on the fair value at the time of grant. The fair value of stock options and warrants are calculated using the Black-Scholes pricing method on the date of grant. This option valuation model requires input of highly subjective assumptions. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options. Stock-based compensation to outside consultants is recorded at fair market value in general and administrative expense.

Income Tax

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standard Board, Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48. Additionally, effective December 1, 2007, we adopted FIN 48-1 (“FSP FIN 48-1”), “Definition of Settlement in FASB Interpretation No. 48”, an amendment to FIN 48, which clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

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

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of June 30, 2008, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

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

During the three and six months ended June 30, 2008, we incurred research and development expenses of $2.6 million and $4.9 millio, respectively. We further expect that research and development expenses will increase over the coming months as we continue development of our drugs in clinical trials.

Results of Operations

Three and six months ended June 30, 2008 and 2007.

Revenues

	Three months			Six months
	ended June 30,		Change in	ended June 30,		Change in
	2008	2007	Percent	2008	2007	Percent
Revenues:
Licensing	$—	$3,750	(100)%	$—	$7,500	(100)%
NIH grant	—	—	—%	—	—	—%
Total revenues	$—	$3,750	(100)%	$—	$7,500	(100)%

Revenues consist primarily of licensing fees. We did not receive any revenue in the three and six months ended June 2008 compared to $3,750 and $7,500 for the same period in 2007 received from a licensing and technology transfer agreement with a Taiwanese company In October of 2007, we terminated the agreement following notice of material breach of the Agreement by that company and we recognized the remaining deferred revenue of $91,250 in December 2007.

Research and Development Expenses

	Three months			Six months
	ended June 30,		Change in	ended June 30,		Change in
	2008	2007	Percent	2008	2007	Percent
Research and development	$2,552,644	$1,979,103	29%	$4,940,036	$4,767,771	4%

Research and development (R&D) expenses reflect costs for the development of drugs and include salaries, contractor and consultant fees and other support costs, including employee stock-based compensation expense. The increases of $0.6 million and $0.2 million for the three and six months ended June 30, 2008 compared to the same period in 2007, were due primarily to the increase in clinical trials expenses related to the development of our lead drug candidates.

For the three and six months ended June 30, 2008, we recognized $136,973 and $209,336 in employee stock-based compensation expenses charged to R&D expenses compared to $168,849 and $265,737 for the same periods in 2007. The decrease in stock-based compensation expense is due primarily to fewer options granted to R&D personnel. All costs incurred for research and development are expensed as incurred.

General and Administrative Expenses

	Three months			Six months
	ended June 30,		Change in	ended June 30,		Change in
	2008	2007	Percent	2008	2007	Percent
General and administrative	$1,808,303	$864,924	109%	$3,630,330	$1,559,845	133%

General and administrative (G&A) expense includes personnel costs for finance, administration, information systems, marketing, professional fees as well as facilities expenses. We do not currently have any dedicated sales support or marketing personnel. Marketing and communications expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. The increases of $0.9 million and $2.1 million for the three and six months ended June 30, 2008 in G&A expenses compared to the same periods in 2007 was primarily due to activities in support of our business including an increase in payroll expenses, increase in facility rental, consulting and legal expenses, and payment of Delaware business license fees related to the annual report tax for 2007. For the three and six months ended June 30, 2008, we recognized $58,000 and $101,000 in marketing and communications expenses charged to G&A expenses, compared to $11,000 and $103,000 for the same period in 2007. The increase of $47,000 in the three months ended June 30, 2008 compared to the same period in 2007 is due primarily to market survey expense related to our lead drug candidates.

For the three and six months ended June 30, 2008, we recognized $252,976 and $501,324 in employee stock-based compensation expenses charged to G&A expenses, compared to $33,843 and $70,268 for the same period in 2007. These increases are due primarily to increased option grants to G&A personnel.

Interest Income, Interest Expense and Other Expense

	Three months			Six months
	ended June 30,		Change in	ended June 30,		Change in
	2008	2007	Percent	2008	2007	Percent
Interest income, interest expense and other expense:
Interest income	$189,555	$197,975	(4)%	$495,747	$347,687	43%
Interest expense	(35,375)	(12,446)	184%	(61,912)	(26,527)	133%
Other expense, net	(39)	—	(100)%	(15,616)	—	(100)%
Total interest income and expense	$154,141	$185,529	(17)%	$418,219	$321,160	30%

Interest income is derived from cash balances and short term investments. The decrease in interest income for the three months ended June 30, 2008 compared to the same period in 2007, is due primarily to a higher average balance in 2007 related to an increase in cash receipts from warrant exercises. The increase in interest income for the six months ended June 30, 2008 compared to the same period in 2007 reflects a higher average cash balance as a result of our public offering completed in October 2007.

Interest expense includes interest expense from lease agreements for laboratory equipment. The $23,000 and $35,000 increase in interest expense for the three and six months ended June 30, 2008 compared to the same period in 2007 represents interest on additional capital leases agreements contracted to purchase laboratory equipment.

Other expense is due primarily to an upfront fee related to our equipment lease financing and the expensing of an over-accrual of NIH revenue drawdown.

Income Taxes

We anticipate losses for the current fiscal year and no federal income tax provision for the current quarter has been provided. We recorded $3,000 in California state tax provisions for the period ended June 30, 2008. In addition, we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on leasing, public and private financing to fund our operations.

At June 30, 2008 we had cash, equivalents and short term investments of $24.6 million, including $381,000 security deposit related to an outstanding letter of credit for our capital lease of laboratory equipment, compared to $15.0 million at June 30, 2007. This increase in cash, cash equivalents and short term investments for the six months ended June 30, 2008 compared to the same period in 2007, is due primarily to our public offering completed in October 2007, which raised aggregate net cash proceeds of $24.0 million, compared to $14.5 million raised in our private investment in public equity (PIPE) completed in January 2007.

Net cash used in investing activities was $8.6 million for the six months ended June 30, 2008 compared to net cash used in investing activities of $0.9 million for the same period in 2007. Cash used by net short-term investment activities increased by $7.9 million in 2008 compared to the same period in 2007 due to purchases and maturities of short-term investments exceeding similar instruments in 2007. In 2008 we entered into additional capital lease agreements to purchase laboratory equipment related to our R&D operations. Cash used in capital expenditures decreased for the six months ended June 30, 2008 due to a decrease in procurement of leased laboratory equipment. Legal and other costs associated with pending patent application increased by $117,000 for the six months ended June 30, 2008 compared to the same period in 2007, due to an increase in new patent applications filed with the US Patent office.

Net cash used by financing activities was $410,000 for the six months ended June 30, 2008 compared to net cash provided for the same period in 2007 of $17.6 million. Cash flows in 2007 was driven primarily by proceeds of $15.0 million, net of expenses, raised from our private investment in public equity (PIPE) completed in January 2007 and a call notice on March 9, 2007 to warrant holders for $2.6 million in receipts.

As of June 30, 2008, we had an accumulated deficit of $30.9 million, working capital of $23.4 million and shareholders’ equity of $27.5 million. Management believes that cash and cash equivalents on hand at June 30, 2008, will be sufficient to enable us meet our obligations through at least the next year. However, if we change our development plans, we may need additional funds sooner than we expect. In addition, we anticipate that our costs for the MF101 and BZL101 programs will increase over the next few years. While these costs are unknown at the current time, we will need to raise additional capital to continue the program in future periods through and beyond 2009. We intend to seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources.

Our contractual obligations and future minimum lease payments that are non-cancelable at June 30, 2008 are disclosed in the following table.

	Total	2008	2009	2010	2011	2012	2013+
Unconditional purchase obligations	$2,051,237	$2,051,237	$—	$—	$—	$—	$—
Operating lease obligations	17,461,929	507,050	1,557,700	1,548,587	1,595,045	1,642,896	10,610,651
Capital lease obligations	1,911,698	581,172	759,609	489,046	81,871	—	—
Total contractual commitments	$21,424,864	$3,139,459	$2,317,309	$2,037,633	$1,676,916	$1,642,896	$10,610,651

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

Effective January 1, 2008, the Company adopted FASB EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” Both of these EITFs state that an employer should recognize a liability for postretirement benefits based on these life insurance arrangements. The adoption of these EITFs will not have a significant impact on the Company’s future results of operations, financial condition or liquidity.

The Company also adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” as of January 1, 2008. This EITF indicates that tax benefits of dividends on unvested restricted stock are to be recognized in equity as an increase in the pool of excess tax benefits. Should the related awards forfeit or no longer become expected to vest, the benefits are to be reclassified from equity to the income statement. The adoption of this EITF does not have a significant impact on the Company’s results of operations, financial condition or liquidity.

In December 2007, EITF No.07-1, “Accounting for Collaborative Arrangements” was issued. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is in the process of evaluating the impact, if any, of adopting EITF 07-1 on its financial statements.

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

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, the FASB issued (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

In the normal course of business, our financial position is routinely subject to a variety of risks, including market risk associated with interest rate movement. We regularly assess these risks and have established policies and business practices intended to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

As of June 30, 2008, we had cash, cash equivalents and short-term investments of $24.6 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls: There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

    At the Company’s annual meeting of stockholders held on June 17, 2008, three matters were voted upon. A description and tabulation of the votes for each of the matters is as follows:

1.	To elect seven directors nominees to hold office until the next annual meeting of stockholders and until their successors are elected:

Votes

Nominees	For	Witheld

John Baxter	52,638,564	726,215
George Butler	52,634,960	729,819
Isaac Cohen	49,255,038	4,109,741
Louis Drapeau	52,702,120	662,659
David Naveh	48,734,612	4,630,167
Mary Tagliaferri	49,262,405	4,102,374
Michael D. Vanderhoof	49,258,326	4,106,453

2.	To approve an amendment to the Company’s Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 3,000,000 shares:

Votes

For	Against	Abstain
28,907,732	6,250,881	451,632

3.	To ratify the selection of PMB Helin Donovan. LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008:

Votes

For	Against	Abstain
52,557,113	156,679	650,988

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit No.		Description

3	.1*	Certificate of Incorporation of Bionovo, Inc.
3	.3(1)	Amended and Restated By-Laws of Bionovo, Inc.
31	.1*	Certification of Principal Executive Officer
31	.2*	Certification of Principal Executive Officer
32	.1*	Certification of the Chief Executive Officer and the Chief Financial Officer

*	Filed herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of August 2008.

BIONOVO, INC.

By:	/s/ Isaac Cohen

Isaac Cohen
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas Chesterman

Thomas Chesterman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3	.1*	Certificate of Incorporation of Bionovo, Inc.
3	.3(1)	Amended and Restated By-Laws of Bionovo, Inc.
31	.1*	Certification of Principal Executive Officer
31	.2*	Certification of Principal Executive Officer
32	.1*	Certification of the Chief Executive Officer and the Chief Financial Officer

*	Filed herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 7, 2008.