Form 10-Q
period 2008-09-30
BIONOVO INC
filed 2008-11-04
CIK 1203957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 76,363,101 as of October 31, 2008

		Page

PART I: FINANCIAL INFORMATION		3
Item 1.	Financial Statements (Unaudited)	3
	Condensed Balance Sheets at September 30, 2008 and December 31, 2007	3
	Condensed Statements of Operations for the three and nine months ended September 30, 2008 and 2007	4
	Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period from February 1, 2002 (date of inception) to September 30, 2008.	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22
Item 4.	Controls and Procedures	22

PART II: OTHER INFORMATION		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES		25
EXHIBIT 3.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

Bionovo, Inc
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,664,427	$28,472,485
Short-term investments	10,645,621	4,823,938
Receivables	262,233	285,899
Prepaid expenses and other current assets	1,159,263	405,381
Total current assets	18,731,544	33,987,703
Property and equipment, net	6,777,308	3,900,248
Other assets and patent pending, net	1,027,306	277,220
Total assets	$26,536,158	$38,165,171
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$881,452	$299,677
Accrued clinical and costs of other studies	102,814	298,559
Accrued compensation and benefits	870,435	462,485
Current portion of lease obligation	793,242	706,710
Other current liabilities	467,088	949,200
Total current liabilities	3,115,031	2,716,631
Non-current portion of lease obligation	693,519	526,346

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 190,000,000 shares authorized; 76,363,101 and 76,343,101 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	7,636	7,634
Additional paid-in capital	58,737,205	57,660,045
Accumulated other comprehensive income	(53,450)	4,480
Accumulated deficit	(35,963,783)	(22,749,965)
Total shareholders’ equity	22,727,608	34,922,194
Total liabilities and shareholders’ equity	$26,536,158	$38,165,171

See accompanying notes

Bionovo, Inc
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Accumulated from
					February 1, 2002
	Three months ended		Nine months ended		(Date of Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
Revenues	$—	$243,375	$—	$250,875	$659,490
Operating expenses:
Research and development	3,941,303	2,444,674	8,881,340	7,212,445	24,673,545
General and administrative	1,222,319	1,129,402	4,852,648	2,689,246	12,304,415
Merger cost	—	—	—	—	1,964,065
Total operating expenses	5,163,622	3,574,076	13,733,988	9,901,691	38,942,025
Loss from operations	(5,163,622)	(3,330,701)	(13,733,988)	(9,650,816)	(38,282,535)
Change in fair value of warrant liability	—	—	—	—	831,288
Interest income	142,815	170,272	638,562	517,958	1,706,979
Interest expense	(36,286)	(42,370)	(98,198)	(68,898)	(335,216)
Other income (expense)	(1,322)	(5,241)	(16,938)	(5,241)	127,959
Loss before income tax	(5,058,415)	(3,208,040)	(13,210,562)	(9,206,997)	(35,951,525)
Income tax provision	—	—	(3,256)	(2,400)	(12,258)
Net loss	$(5,058,415)	$(3,208,040)	$(13,213,818)	$(9,209,397)	$(35,963,783)
Basic and diluted net loss per common share	$(0.07)	$(0.05)	$(0.17)	$(0.15)	$(0.88)
Shares used in computing basic and diluted net loss per common share	76,363,100	65,571,108	76,350,180	63,368,561	40,805,306

See accompanying notes

Bionovo, Inc
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Accumulated from
			February 1, 2002
	Nine Months ended		(Date of inception) to
	September 30,		September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(13,213,818)	$(9,209,397)	$(35,963,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	773,874	482,166	1,800,220
Amortization and accretion of investments	47,724	—	42,488
Non-cash compensation for warrants issued	—	—	1,964,065
Stock based compensation expense	1,059,163	837,018	2,969,048
Amortization of note discount	—	—	139,084
Amortization of deferred stock compensation	—	—	16,472
Change in fair value of warrant liability	—	—	(831,288)
Changes in operating assets and liabilities:
Receivables	23,666	—	(260,436)
Prepaid and other current assets	(753,882)	(358,898)	(1,154,314)
Other assets	(472,720)	—	(472,720)
Accounts payable and accrued expenses	989,725	405,680	1,853,812
Accrued clinical trial costs	(195,745)	—	102,813
Deferred revenue	—	(11,250)	—
Other accrued liabilities	(416,492)	24,900	413,616
Net cash used in operating activities	$(12,158,505)	$(7,829,781)	$(29,380,923)
Cash flows from investing activities:
Capital expenditures	(2,758,184)	(1,137,146)	(5,591,522)
Acquisition of intangible assets	(299,844)	(118,718)	(587,807)
Advance to officers	—	—	(1,796)
Purchases of available-for-sale investments	(15,989,408)	(485,000)	(27,540,446)
Proceeds from sales and maturities of investments	10,062,070	775,044	16,801,145
Net cash used in investing activities	$(8,985,366)	$(965,820)	$(16,920,426)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	—	14,504,529	49,733,909
Payments under capital lease obligation	(682,187)	(310,115)	(1,511,030)
Proceeds from exercise of warrants and options	18,000	4,581,629	4,880,298
Proceeds from convertible notes payable	—	—	(50,000)
Payments for financing costs for convertible notes	—	—	(87,401)
Net cash provided by (used in) financing activities	$(664,187)	$18,776,043	$52,965,776
Net increase (decrease) in cash and cash equivalents	(21,808,058)	9,980,442	6,664,427
Cash and cash equivalents at beginning of period	28,472,485	2,571,439	—
Cash and cash equivalents at end of period	$6,664,427	$12,551,881	$6,664,427

Supplemental disclosure of cash flow information:
Interest paid	$98,198	$68,898	$324,751
Income taxes paid	$750	$—	$8,952

Supplemental disclosure of non-cash investing and financing
Non-cash warrant expense for warrants issued	$—	$—	$1,964,065
Adjustment in warranty liability	—	—	7,030,026
Conversion of notes payable to common stock	—	—	450,000
Assets acquired under capital lease	870,270	1,211,148	3,031,032
Stock based compensation	1,059,163	837,018	2,774,048
Issuance of common stock for services	—	—	165,000
Conversion of accrued interest payable	—	—	11,697
Issuance of common stock with reverse merger	$—	$—	$4,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period.

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

Bionovo, Inc
(A Development Stage Company)
Notes to Consolidated Financial Statements – (Continued)

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

The following is a summary of cash, cash equivalents, and available-for-sale securities at September 30, 2008 and December 31, 2007:

	September 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$781,530	$—	$—	$781,530
Money market funds	1,287,380	—	—	1,287,380
US term deposits	4,601,272	—	(5,755)	4,595,517
Total cash and cash equivalents	$6,670,182	$—	$(5,755)	$6,664,427

Available-for-sale investments:
US govt. agency obligations	6,500,076	—	(14,916)	6,485,160
Corporate Notes	4,193,240	—	(32,779)	4,160,461
Total available-for-sale investments	$10,693,316	$—	$(47,695)	$10,645,621

	December 31, 2007
	Amortized Cost	Unrealized Gains		Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$46,445		$—	$—	$46,445
Money market funds	9,152,550		—	—	9,152,550
US term deposits	19,267,962		—	5,528	19,273,490
Total cash and cash equivalents	$28,466,957		$—	$5,528	$28,472,485

Available-for-sale investments:
US govt. agency obligations	4,006,491		—	(241)	4,006,250
Corporate Notes	818,495		—	(807)	817,688
Total available-for-sale investments	$4,824,986	$		$(1,048)	$4,823,938

As of September 30, 2008 unrealized loss on available-for-sale securities of $53,450 was included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets.

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

Valuation Hierarchy

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Money market funds	$1,287,380	$—	$—	$1,287,380
US term deposits	—	4,595,517	—	4,595,517
U.S. government agencies	—	6,485,160	—	6,485,160
U.S. corporate debt	—	4,160,461	—	4,160,461
Total	$1,287,380	$15,241,138	$—	$16,528,518

5.	Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Office and Laboratory equipment	3 to 5 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

As of September 30, 2008, the Company had $4.7 million in lab equipment (of which $3.0 million is leased), $233,000 of computer equipment and software, $83,000 in office furniture and equipment, $298,000 in leasehold improvements and $3.2 million in construction-in-process and accumulated depreciation of $1.8 million.

As of September 30, 2007, the Company had $3.5 million in lab equipment (of which $2.2 million is leased), $306,000 in computer equipment and software, $73,000 in office furniture and equipment, and $298,000 in leasehold improvements  and $59,000 in construction-in-process and accumulated depreciation of $763,000.

For the nine months ended September 30, 2008, the Company had $755,000 in depreciation expense and $476,000 for the same period in 2007.

Intangible assets - Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. As of September 30, 2008, the Company had capitalized $469,000 in patent licensing costs and recorded amortization expense of $22,000.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net Loss	$(5,058,415)	$(3,208,040)	$(13,213,818)	$(9,209,397)
Denominator:
Weighted average common shares outstanding	76,363,100	65,571,108	76,350,180	63,368,561
Net loss per common share:
Basic and diluted	$(0.07)	$(0.05)	$(0.17)	$(0.15)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Nine months ended
	September 30,
	2008	2007
Options to purchase common stock	5,137,088	4,777,254
Options to purchase common stock - Outside plan	103,212	103,212
Warrants to purchase common stock	10,466,633	5,142,858
Potential equivalent shares excluded	15,706,933	10,023,324

7.	Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income, which for us is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity. Comprehensive loss and its components are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(5,058,415)	$(3,208,040)	$(13,213,818)	$(9,209,397)
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	(20,014)	—	(57,930)	—
Comprehensive loss	$(5,078,429)	$(3,208,040)	$(13,271,748)	$(9,209,397)

8.	Stock Compensation

Stock Option Plan

On April 6, 2005, in connection with the completion of the reverse merger, the board of directors assumed and adopted the Stock Incentive Plan, as amended, (the “Plan”) of Bionovo Biopharmaceuticals and 3,496,788 shares of common stock for issuance under the Plan. In May 2006, shareholders approved an increase of 3,000,000 additional shares for the Plan. In April 2008, the Board adopted Amendment No. 5 to the Plan, approved by stockholders in June 2008, to increase the number of shares covered by, and reserved for issuance under, the Plan from 6,496,788 shares to 9,496,788 shares. Such share reserve consists of the number of shares that remain available for issuance under the Plan and shares subject to outstanding options. The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options are typically granted throughout the year and generally are fully vested four years thereafter and expire five years from the date of the award, unless otherwise specified. Option grants issued to Board members vest immediately. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each stock option award.

Bionovo, Inc
(A Development Stage Company)
Notes to Consolidated Financial Statements - (Continued)

Valuation Assumptions

The compensation expense related to stock options recognized under FAS 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Nine months ended
	September 30,
	2008	2007
Dividend yield	0.00%	0.0%
Average risk-free rate of return	2.8%	4.2%
Expected volatility	92.9%	93.0%
Forfeiture rate	6.4%	0.0%
Expected term (years)	5	5

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

Employee Stock-Based Compensation

The table below presents information related to stock option activity under the Plan, net of options previously exercised, as follows:

			Weighted
	Shares	Number of	Average
	Available	Options	Exercise
	For Grant	Outstanding	Price
Options outstanding at December 31, 2007	1,369,534	4,750,588	$2.09
Plan additions	3,000,000	—	—
Options granted	(649,000)	649,000	1.26
Options exercised	—	(20,000)	0.90
Options cancelled or forfeited	201,667	(201,667)	3.07
Options expired	40,833	(40,833)	3.56
Options outstanding at September 30, 2008	3,963,034	5,137,088	$1.95
Options exercisable at September 30, 2008	—	2,796,005	$1.30

For the three month period ended September 30, 2008, there was no option exercise. The aggregate intrinsic value of in-the-money stock options outstanding was $0.4 million.

The following table summarizes information about stock options outstanding as of September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Price
$0.10 - $1.00	1,882,254	4.79	$0.62	1,882,254	$0.62
$1.01 - $2.00	1,190,334	3.95	1.44	356,001	1.47
$2.01 - $3.00	1,350,000	3.85	2.85	383,750	2.94
$3.01 - $4.00	200,000	8.92	3.94	50,000	3.94
$4.01 - $5.00	330,000	3.92	4.40	62,500	4.40
$5.01 - $6.00	184,500	3.51	5.75	61,500	5.75
	5,137,088	4.41	$1.95	2,796,005	$1.30

The estimated fair value of grants of stock options and warrants to non-employees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under the option plan as described above.

Bionovo, Inc
(A Development Stage Company)
Notes to Consolidated Financial Statements - (Continued)

As of September 30, 2008, the total remaining unrecognized cost related to non-vested options was approximately $3.4 million to be recognized over the next 2.74 years.

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation under FAS 123R for the three and nine months ended September 30, 2008 and 2007 which was incurred as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Research and development	$169,823	$261,871	$379,159	$526,759
General and administrative	178,680	239,966	680,004	310,259
Stock compensation expense	$348,503	$501,837	$1,059,163	$837,018
Effect of earnings per share – basic and diluted	$0.00	$0.0	$0.01	$0.01

Shares Reserved for Future Issuance

The Company had reserved shares of common stock for future issuance at September 30, 2008 and 2007 as follows:

	Nine months ended
	September 30,
	2008	2007
Options to purchase common stock - Plan	5,137,088	4,777,254
Options to purchase common stock - Outside Plan	103,212	103,212
Warrants to purchase common stock	10,466,633	5,142,858
Shares available for option grants	3,963,034	1,649,534
Total	19,669,967	11,672,858

9.	Stock Warrants

The Company issues warrants to investors as part of its overall financing strategy. There were no warrants issued for the three and nine months ended September 30, 2008, respectively, and there were 10.5 million warrants to purchase Bionovo shares outstanding with a weighted average price of $2.58 and an aggregate price of $27.0 million.

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

The following table summarizes information about all callable warrants outstanding as of September 30, 2008:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Price
$0.50 - $1.00	1,550,489	1.43	$0.51	1,550,489	$0.51
$1.50 - $2.00	604,185	3.30	1.50	604,185	1.50
$2.25 - $3.00	2,988,184	3.30	2.25	2,988,184	2.25
$3.25 - $4.00	5,323,775	4.09	3.50	5,323,775	3.50
	10,466,633	3.43	$2.58	10,466,633	$2.58

Bionovo, Inc
(A Development Stage Company)
Notes to Consolidated Financial Statements - (Continued)

10.	Leases, Commitments and Contingencies

Leases

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $3.0 million at September 30, 2008 and $2.2 million at September 30, 2007. Accumulated amortization of leased equipment at September 30, 2008 was $878,000 and $338,000 for the same period in 2007. Amortization of assets under capital leases is included in depreciation expense.

In March 2008, the Company entered into a new equipment financing facility for $1.3 million with General Electric Capital Corporation (GE). As of September 30, 2008, we had financed equipment purchases of $870,270, leaving $429,730 available for future equipment financing. The terms of this agreement required a security deposit of 25% or $217,568 as collateral for the outstanding loan portion. Security deposits are included in the Balance Sheets as other assets.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2010. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $16,000 per month. Operating lease expense totaled $487,000 for the nine months ended September 2008 and $455,000 for the nine months ended September 30, 2007.

In February 2008, the Company signed a new lease for additional office space in Emeryville, California, with fixed monthly rent of $3,903.

On May 15, 2008, we agreed to an amendment (the “Fourth Amendment”) with our current landlord, to lease approximately 32,000 square foot of office and laboratory space located at 5858 Horton Street, Suite 400, Emeryville, CA 94608, for a period of 10 years. We intend to relocate and consolidate all our Emeryville staff and personnel to this location when the build-out of the space is completed by the fourth quarter of 2008. Monthly base rent for the first 12 months will be approximately $107,000 and shall increase by three percent on each annual anniversary of the commencement date. The old premises lease shall cease after the company fulfills its obligation to relocate and vacate the old premises.

Future minimum lease payments under non-cancelable capital and operating leases are as follows:

	Capital	Operating
Period Ended December 31, 2008	Leases	Leases
2008(1)	$290,586	$177,981
2009	759,609	1,616,161
2010	489,046	1,561,070
2011	81,871	1,607,902
2012	—	1,656,139
2013 and thereafter	—	10,847,132
Total minimum lease payments	$1,621,112	$17,466,385
Less: Amount representing interest	(134,351)
Present value of minimum lease payments	1,486,761
Less: Current portion	(793,242)
Obligations under capital lease, net of current portion	$693,519

(1)	For the three months ending December 31, 2008.

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

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating losses that are being carried forward for tax purposes. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and other documents filed by us from time to time with the Securities and Exchange Commission. Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipeline, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. We do not undertake any obligation to update forward-looking statements.

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

Our lead drug candidate, MF101, represents a new class of receptor sub-type selective estrogen receptor modulator for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed MF101, an orally delivered product, to selectively modulate estrogen receptor beta (ERβ) and to provide a safe and effective alternative to existing FDA-approved therapies that pose a significant risk to the patient for developing breast cancer and other serious diseases. In preclinical studies, MF101 inhibited tumor growth as well as bone resorption known to cause osteoporosis, which is commonly developed during menopause. This activity, if confirmed in clinical testing, would differentiate MF101 from some existing therapies and other therapies in clinical development for hot flashes. In our completed, randomized, placebo-controlled Phase II clinical trial involving 217 patients for which we announced results in June 2007, the higher of two MF101 doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes when compared to placebo at 12 weeks of treatment. Additional analysis from the Phase 2 trial showed that MF101 reduced the number of times women were woken up from sleep due to hot flashes, also know as "night awakenings" or "night sweats". The median percent in night time awakenings from hot flashes for women randomized to the higher dose of MF101 was 67% and this reduction was statistically superior compared to the placebo (p=0.05). We plan to seek approval of the Food and Drug Administration (FDA) to conduct further clinical testing. We believe that MF101’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and serotonin-norepinephrine reuptake inhibitors (SNRI) therapies that are sometimes used off-label.

We have also identified a potential orally active anti-cancer agent for advanced breast cancer, BZL101. Unlike most other anti-cancer drugs and drug candidates, which try to control cancer through genomic and proteomic signaling pathways, BZL101 is designed to take advantage of the unique metabolism of cancer cells. BZL101 inhibits glycolysis, a metabolic pathway on which cancer cells rely. Glycolysis inhibition leads to DNA damage and death of cancer cells without harm to normal cells. We believe that BZL101 may have a preferential effect on hormone-independent cancers, a subset with few treatment options. We have completed two BZL101 Phase I clinical trials comprising a total of 48 patients. No significant adverse events were noted in either of the two Phase 1 trials. We are currently enrolling 80 women, at 17 U.S clinical sites, with a diagnosis of metastatic breast cancer to our Phase 2 clinical trial of BZL101. In addition, we intend to explore the use of BZL101 on other forms of cancer, including pancreatic cancer and adjuvant use in breast cancer for women with estrogen receptor negative breast cancer.

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

We expect to continue to incur significant operating losses over at least the next several years, and do not expect to generate profits until and unless our drug candidates have been approved and are being marketed with commercial partners. Historically we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments. As of September 30, 2008, we had an accumulated deficit of $36.0 million.

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

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of September 30, 2008, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

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

During the three and nine months ended September 30, 2008, we incurred research and development expenses of $3.9 million and $8.9 million, respectively. We further expect that research and development expenses will increase over the coming months as we continue development of our drugs in clinical trials.

Results of Operations

Three and nine months ended September 30, 2008 and 2007.

Revenues

	Three months ended			Nine months ended
	September 30,		Change in	September 30,		Change in
	2008	2007	Percent	2008	2007	Percent
Revenues:
Licensing	$—	$3,750	(100)%	$—	$11,250	(100)%
NIH grant	—	239,625	(100)%	—	239,625	(100)%
Total revenues	$—	$243,375	(100)%	$—	$250,875	(100)%

Revenues consist primarily of licensing fees. We did not receive any revenue in the three and nine months ended September 2008 compared to $3,750 and $11,250 for the same period in 2007 received from a licensing and technology transfer agreement with a Taiwanese company. In October of 2007, we terminated the agreement following notice of material breach of the Agreement by that company and we recognized the remaining deferred revenue of $91,250 in December 2007.

Research and Development Expenses

	Three months ended			Ninemonths ended
	September 30,		Change in	September 30,		Change in
	2008	2007	Percent	2008	2007	Percent
Research and development	$3,941,303	$2,444,674	61%	$8,881,340	$7,212,445	23%

Research and development (R&D) expenses reflect costs for the development of drugs and include salaries, contractor and consultant fees and other support costs, including employee stock-based compensation expense. The increases of $1.5 million and $1.7 million for the three and nine months ended September 30, 2008, compared to the same period in 2007, were due primarily to the increase in clinical trials expenses related to the development of our lead drug candidates.

For the three and nine months ended September 30, 2008, we recognized $169,823 and $379,159 in employee stock-based compensation expenses charged to R&D expenses compared to $261,871 and $526,759 for the same periods in 2007. The decrease in stock-based compensation expense is due primarily to fewer options granted to R&D personnel. All costs incurred for research and development are expensed as incurred.

General and Administrative Expenses

	Three months ended			Nine months ended
	September 30,		Change in	September 30,		Change in
	2008	2007	Percent	2008	2007	Percent
General and administrative	$1,222,319	$1,129,402	8%	$4,852,648	$2,689,246	80%

General and administrative (G&A) expense includes personnel costs for finance, administration, information systems, marketing, professional fees as well as facilities expenses. We do not have any dedicated sales support or marketing personnel. Marketing and communications expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. The increase of $2.2 million for the nine months ended September 30, 2008 in G&A expenses, compared to the same periods in 2007, was primarily due to activities in support of business operations, including increases in payroll expenses, facilities rental, consulting and legal expenses, and payment to the state of  Delaware for business license fees. For the three and nine months ended September 30, 2008, we recognized $55,000 and $156,000 in marketing and communications expenses charged to G&A expenses, compared to $11,000 and $114,000 for the same period in 2007. The increases of $44,000 and $42,000 in the three and nine months ended September 30, 2008 compared to the same period in 2007are due primarily to our website development costs and travel expenses for attendance of industry events related to our lead drug candidates.

For the three and nine months ended September 30, 2008, we recognized $178,680 and $680,004 in employee stock-based compensation expenses charged to G&A expenses, compared to $239,966 and $310,259 for the same period in 2007. The increase of $369,754 in September 30, 2008 compared to the same period in 2007 reflects an increase in option grants to additional G&A personnel.

Interest Income, Interest Expense and Other Expense

	Three months ended			Nine months ended
	September 30,		Change in	September 30,		Change in
	2008	2007	Percent	2008	2007	Percent
Interest income, interest expense and other expense:
Interest income	$142,815	$170,272	(16)%	$638,562	$517,958	23%
Interest expense	(36,286)	(42,370)	(14)%	(98,198)	(68,898)	43%
Other income (expense), net	(1,322)	(5,241)	(75)%	(16,938)	(5,241)	223%
Total interest income and expense	$105,207	$122,661	(14)%	$523,426	$443,819	18%

Interest income is derived from cash balances and short term investments. The decrease in interest income for the three months ended September 30, 2008 compared to the same period in 2007, is due primarily to a higher average balance in 2007 related to an increase in cash receipts from warrant exercises. The increase in interest income for the nine months ended September 30, 2008 compared to the same period in 2007 reflects a higher average cash balance as a result of proceeds from our public offering completed in October 2007.

Interest expense includes interest expense from lease agreements for laboratory equipment. The $29,000 increase in interest expense for the nine months ended September 30, 2008 compared to the same period in 2007 represents interest on additional capital leases agreements contracted to purchase laboratory equipment.

Other expense is due primarily to an upfront fee related to our equipment lease financing and expensing an over-accrual of NIH revenue drawdown.

Income Taxes

We anticipate losses for the current fiscal year and no federal income tax provision for the current quarter has been provided. We recorded $3,000 in California state tax provisions for the nine months ended September 30, 2008. In addition, we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on leasing, public and private financing to fund our operations.

At September 30, 2008 we had cash, equivalents and short term investments of $17.3 million, including $381,000 security deposit related to an outstanding letter of credit for our capital lease of laboratory equipment, compared to $12.7 million at September 30, 2007. The increase in cash, cash equivalents and short term investments for the nine months ended September 30, 2008 compared to the same period in 2007, is due primarily to our public offering completed in October 2007, which raised aggregate net cash proceeds of $24.0 million, compared to $14.5 million raised in our private investment in public equity (PIPE) completed in January 2007.

Net cash used in investing activities was $9.0 million for the nine months ended September 30, 2008 compared to net cash used in investing activities of $1.0 million for the same period in 2007. Cash used by net short-term investment activities was $5.9 million due to purchases and maturities of short-term investments exceeding similar instruments compared to cash proceeds of $290,000 for the same period in 2007. In 2008 we entered into new capital lease agreements to purchase additional laboratory equipment related to our R&D operations. Cash used in capital expenditures increased $1.6 million for the nine months ended September 30, 2008 compared to the same period in 2007. Legal and other costs associated with pending patent application increased by $181,000 for the nine months ended September 30, 2008 compared to the same period in 2007, due to an increase in new patent applications filed with the US Patent office.

Net cash used by financing activities was $664,000 for the nine months ended September 30, 2008 representing payments on leased equipment, compared to net cash provided for the same period in 2007 of $18.8 million. Cash flows in 2007 was driven primarily by proceeds of $14.5 million, net of expenses, raised from our private investment in public equity (PIPE) completed in January 2007 and a call notice on March 9, 2007 to warrant holders for $2.6 million and option exercise receipts of 2.0 million offset by lease obligation payments of $310,000.

As of September 30, 2008, we had an accumulated deficit of $36.0 million, working capital of $15.6 million and shareholders’ equity of $22.7 million. Management believes that cash and cash equivalents on hand at September 30, 2008, will be sufficient to enable us meet our obligations through at least the next year. However, if we change our development plans, we may need additional funds sooner than we expect. In addition, we anticipate that our costs for the MF101 and BZL101 programs will increase over the next few years. While these costs are unknown at the current time, we will need to raise additional capital to continue the program in future periods through and beyond 2009. We intend to seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources.

Our contractual obligations and future minimum lease payments that are non-cancelable at September 30, 2008 are disclosed in the following table.

	Payment due by period
	Total	2008(1)	2009	2010	2011	2012	2013+
Unconditional purchase obligations	$1,926,912	$1,926,912	$—	$—	$—	$—	$—
Operating lease obligations	17,466,385	177,981	1,616,161	1,561,070	1,607,902	1,656,139	10,847,132
Capital lease obligations	1,621,112	290,586	759,609	489,046	81,871	—	—
Total contractual commitments	$21,014,409	$2,395,479	$2,375,770	$2,050,116	$1,689,773	$1,656,139	$10,847,132

(1)	For the three months ending December 31, 2008.

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

As of September 30, 2008, we had cash, cash equivalents and short-term investments of $17.3 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

In September 2008 the Company was notified of an order by the Superior Court, dated August 29, 2008, granting in part motion to compel binding arbitration for a subset of the claims. We are in the process of finalizing the selection of an Arbitrator.

In the opinion of management, the ultimate outcome of this matter will not materially affect the Company's financial position, results of operations or cash flows and we have not accrued any amounts for a contingent liability.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.		Description

3	.1*	Amended and Restated Certificate of Incorporation of Bionovo, Inc.
3	.2(1)	Amended and Restated By-Laws of Bionovo, Inc.
31	.1*	Certification of Principal Executive Officer
31	.2*	Certification of Principal Executive Officer
32	.1*	Certification of the Chief Executive Officer and the Chief Financial Officer

*	Filed herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of November 2008.

BIONOVO, INC.

By:	/s/ Isaac Cohen

Isaac Cohen
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas Chesterman

Thomas Chesterman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3	.1*	Amended and Restated Certificate of Incorporation of Bionovo, Inc.
3	.2(1)	Amended and Restated By-Laws of Bionovo, Inc.
31	.1*	Certification of Principal Executive Officer
31	.2*	Certification of Principal Executive Officer
32	.1*	Certification of the Chief Executive Officer and the Chief Financial Officer

*	Filed herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 7, 2008.