Form 10-K
period 2008-12-31
BIONOVO INC
filed 2009-03-13
CIK 1203957

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-33498

BIONOVO, INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware		20-5526892
(State or Other Jurisdiction of		(I.R.S. Employer
Incorporation or Organization)		Identification No.)
5858 Horton Street, Suite 400, Emeryville, California 94608 (510) 601-2000
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the last trade price of the common stock reported on the NASDAQ Global Capital on June 30, 2008 was approximately $68.7 million.*

The number of shares of common stock outstanding as of February 28, 2009 was 76,363,101.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

*
Excludes 19,229,188 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

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

The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2008 and other documents filed by us from time to time with the Securities and Exchange Commission.

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

Our lead drug candidate, MenerbaTM, represents a new class of receptor sub-type selective estrogen receptor modulator (SERM) for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed MenerbaTM to selectively modulate estrogen receptor beta (ERβ) and to provide a safe and effective alternative to existing FDA approved therapies that pose a significant risk to the patient for developing breast cancer and other serious diseases. In preclinical studies, MenerbaTM inhibited tumor growth as well as bone resorption known to cause osteoporosis, which is commonly developed during menopause. This activity, if confirmed in clinical testing, would differentiate MenerbaTM from some existing therapies and other therapies in clinical development. In our completed, randomized, placebo-controlled Phase II trial involving 217 patients for which we announced results in 2007, the higher of two MenerbaTM doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes as well as a statistically significant reduction in night awakenings, when compared to placebo at 12 weeks of treatment, which represents superior efficacy to existing non-hormonal therapies. We are seeking FDA approval to conduct further clinical testing at multiple clinical sites in the U.S. We believe that MenerbaTM’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and other therapies under development and testing.

We are also developing BZL101, an oral anti-cancer agent for advanced breast cancer. Unlike most other anti-cancer drugs and drug candidates, which try to control cancer through genomic and proteomic signaling pathways, BZL101 is designed to take advantage of the unique metabolism of cancer cells. BZL101 inhibits glycolysis, a metabolic pathway on which cancer cells rely. Glycolysis inhibition leads to DNA damage and death of cancer cells without lasting harm to normal cells. We believe that BZL101 may have a preferential effect on hormone-independent cancers, a subset with few treatment options. To date, 48 women with metastatic breast cancer have been treated with BZL101 in two separate Phase 1 clinical trials. As predicted by the mechanism of action, BZL101 had very limited toxicities with an extremely favorable tolerability profile. Moreover, BZL101 showed encouraging clinical activity among a cohort of women with metastatic breast cancer who had been heavily pretreated with other regimens. A Phase 2 trial has been approved by the FDA and the IRBs at several prestigious breast cancer clinical sites in the U.S.  Bionovo is awaiting funding to commence this open-label, non-randomized trial in 80 women diagnosed with metastatic breast cancer who have failed no more than two prior chemotherapy regimens. We plan to evaluate BZL101 for the treatment of other forms of cancer, including pancreatic cancer and adjuvant use in breast cancer.

We have a diverse pipeline of additional preclinical drug candidates in both women’s health and cancer. We submitted an investigational new drug, or IND, application and plan to initiate a Phase I trial in the second half of 2009 for our second SERM drug candidate, VG101, for the treatment of post-menopausal vulvar and vaginal atrophy, or ”vaginal dryness”. We have identified or begun preclinical work on other drug candidates for a variety of indications within women’s health and cancer. We have internally discovered and developed all of our drug candidates using our proprietary biological and chemical techniques.

Our drug development process targets herbs and other botanical sources, used in Traditional Chinese Medicine, believed to produce biologically active compounds. We apply our clinical knowledge, experience with natural compounds and knowledge of proper scientific screening tools to isolate and purify botanical compounds and extracts for pharmaceutical development. In June 2004, the FDA released a document to provide drug developers with guidance on the approval for botanical drugs. This guidance states that applicants may submit reduced documentation of nonclinical (preclinical) safety to support an IND application for initial clinical studies of botanicals. The first botanical extract drug developed pursuant to these guidelines was approved by the FDA in October 2006. To date, all of our drug candidates are derived from botanical extracts and are being developed in accordance with this FDA guidance. In addition, we have identified the active chemical components underpinning the mechanism of action for our novel drugs, and in some cases, we have developed synthetic methods of production.

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

Business Strategy

Our goal is to achieve a position of sustainable leadership in the biopharmaceutical industry. Our strategy consists of the following key elements:

Integrate Scientific Discoveries with Natural Substances Used in Traditional Chinese Medicine

For more than 2,000 years, Chinese people have used Traditional Chinese Medicine (“TCM”) , for the prevention and treatment of disease. Advances in science and technology and analytical methodology for natural products can be harnessed for the discovery and development of new drugs from the botanicals used in TCM. We intend to continue to integrate cutting edge scientific discoveries and modern medicine with our expertise in natural substances used in TCM to discover and screen novel formulations derived from botanicals.

Focus on Cancer and Women’s Health

We have intentionally directed our focus on initial medical applications with urgent needs and very large potential markets. With this strategy, even a small market penetration should result in relatively substantial revenue streams. Under this strategy, we have initially directed our attention to the design of drugs to target cancer and women’s health.

According to the American Cancer Society (ACS) 2005 Cancer Facts and Figures, cancer is a leading cause of death in the U.S., yet there remain unmet needs, and current treatments remain ineffective and inadequate for some populations. We believe our addressable market for advanced breast cancer is approximately 500,000 – 600,000 patients per year. In the current propitious health care regulatory environment, the FDA regulatory requirements for approval of cancer drugs has been modified because of the urgent need for safe and effective treatments of this disease.

There are approximately 27 million women suffering from menopausal symptoms such as hot flashes and vaginal dryness (SOURCE: Kronenberg F., Hot flashes: epidemiology and physiology. Ann N Y Acad Sci 1990; 592:52-86; discussion 123-33). To date, pharmaceutical interventions offered for women suffering from menopausal symptoms are often deemed unsatisfactory, or they have significant undesirable side effects. Relying in part on what we believe to be our novel system for the assessment of selective estrogen receptors ((α) and (β)) modulators, or SERMs, their downstream co-regulatory proteins and their transcriptional outcome as well as cytotoxic agents, we intend to continue to target this significant market opportunity for drugs targeting cancer and women’s health.

Develop Our Existing Product Portfolio

We have one drug, MenerbaTM, designed to alleviate the symptoms of menopause, which has completed a Phase II clinical trial that commenced in January 2006. We have completed two Phase I clinical trials of a second drug, BZL101, an oral anti-cancer agent for metastatic breast cancer and we have FDA approval for a Phase II clinical trial to further evaluate BZL101 for metastatic breast cancer. We also are in the process of preparing a Phase I trial for another drug, VG101, an intra-vaginal drug (VG101) for the treatment of postmenopausal vulvar and vaginal atrophy (“vaginal dryness”). We intend to further develop these drugs both by expanding our internal resources and by collaborating with leading governmental and educational institutions as well as other companies.

Foster Academic and Industry Collaborations

We have developed research and development relationships with faculty members at the University of California at San Francisco (UCSF), the University of California at Berkeley (UCB), the University of California at Davis (UCD), University of Texas, Southwestern (UTS), the University of Colorado Health Sciences College (UCHSC), Houston University, Baylor University, Houston, Texas, and the Methodist Hospital Research Institute in Houston, Texas. We also have an active Scientific Advisory Board (SAB). These collaborations provide access to leading intellectual and physical resources, and we believe will augment funding for academic development and accelerate technology transfer of promising innovations. We intend to continue our collaborations in order to leverage the intellectual resources of other major research centers by seeking additional academic collaborations.

We will also seek strategic scientific collaborations with other biotechnology and pharmaceutical companies in order to expand and accelerate the process to product development. We believe this will enhance our research and development capabilities as well as provide potential sales channels for our products. We plan to target specific biotech and pharmaceutical companies in need of our proprietary technology or potential products in the endeavor to reach licensing and development agreements.

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

Our strategic advantage for drug development is our extensive clinical knowledge and experience with natural compounds coupled with definitive knowledge of the proper scientific tools for screening. Instead of creating massive screens, we select the most likely candidate compounds and test them for efficacy and toxicity with state of the art screening models such as estrogen receptor regulation or induction of cancer cell death. To date, the success rate from our screens has been approximately 25% in the cytotoxic drug discovery and approximately 40% in our estrogen drug discovery efforts.

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

Aqueous and organic extracts from 71 Chinese medicinal herbs historically used for the treatment of illness were evaluated for antiproliferative activity on five breast cancer cell lines. Approximately 26% (19/71) of the extracts demonstrated greater than 50% growth inhibition on 80% of the cancer cell lines tested while five more herbs showed the same activity on fewer cell lines. These results, as well as our data from dose-response curves, DNA fragmentation and flow cytometric analyses, indicate that many of the herbs have significant growth inhibitory effects on various cancer cells in vitro. Furthermore, in vivo tests of some of the extracts in a mouse xenograph model show a significant inhibition of tumor formation with oral administration, with no toxicity or compromise to the mice activity including fluid and food intake.

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

Our goal is to identify compounds effective at preventing or treating breast cancer as well as potential compounds for desired hormone activity. We have tested 71 herbs that are used in TCM for their ability to regulate transcriptional activity in the presence of ERα or ERβ. Over forty five percent (46.4%) of the herbs show selective activity on the two ERs. In these studies, we identified the herbs that selectively regulate ERα or ERβ and result in different transcriptional activity as well as in tissue selectivity.

These studies have the potential to identify natural selective estrogen receptor modulators (SERMs), such as the drug tamoxifen, that may be used, with FDA approval, to prevent and treat breast cancer. In addition, we anticipate these studies will provide leads that do not increase the risk of breast cancer. Other indications for estrogenic compounds or SERMs are osteoporosis, obesity, autoimmune disorders, cardiovascular disease prevention, arthritis and menopausal symptomatic management (such as hot flashes, insomnia, vaginal dryness and decreased libido).

Pharmacology

After assessing the functional activity of whole herb extracts in our established assay systems, we aim to isolate anticancer and estrogenic compounds from herbal extracts to identify their chemical structure and to evaluate their pharmacodynamic and pharmacokinetic properties. The following studies are or will be conducted for all extracts in order to comply with FDA regulatory demands:

•
Activity Guided Isolation. These studies will be done in order to discover the active components. Once determined, the chemical structure can then be used as a marker for quantification in our manufacturing process, or as a basis for developing a synthetic equivalent.

•
Evaluation of the Pharmacokinetic and Metabolism of Isolated Compounds. Since the drugs are designed to have greater selectivity and less toxicity, these studies will allow us to further determine their dynamic range, application and safety.

•	Botanical Drug Consistency Measures. We have developed methods for simultaneous intra batch and inter batch consistency measures using state of the art analytical technology.
•	Biological Measures. Specific biochemical assays will be employed to measure biological specificity and effect as well as manufacturing consistency similar to other biological drugs.

We will also repeat all quantifiable biological measures, pertaining to the drug, available through our proposed drug platforms. This will ensure qualitative efficacy control of proposed drugs. By identifying compounds both biologically as well as pharmacologically, we believe we will be able to overcome any FDA hurdles regarding drug manufacturing consistency.

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

Scientific Consultants

We use consultants to provide us with expert advice and consultation on our scientific programs and strategies. They also serve as contacts for us throughout the broader scientific community. We have consulting agreements with a number of academic scientists and clinicians, who collectively serve as our SAB. These individuals serve as key consultants with respect to our product development programs and strategies. They possess expertise in numerous scientific fields, including chemistry, pharmacology, cancer, estrogen receptor biology and clinical drug testing.

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

Research and Development

Our pre-clinical research is conducted at our main office in Emeryville, with some research work also conducted at UCSF, UCB, UCD, Baylor University, Houston University and UCHSC. During the fiscal years ended December 31, 2008, 2007 and 2006, we incurred research and development expenses of $11.4 million, $9.9 million and $4.0 million, respectively. We further expect that research and development expenses will increase as and when we continue development of our drugs.

Intellectual Property and Patent Protection

Patent protection is important to our business. The patent position of companies in the pharmaceutical field generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. Therefore, we cannot be certain that any patent applications relating to our products or processes will result in patents being issued, or that the resulting patents, if any, will provide protection against competitors who successfully challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business, or are able to circumvent our patent position. It is possible that other parties have conducted or are conducting research and could make discoveries of compounds or processes that would precede any of our discoveries. Finally, there can be no assurance that others will not independently develop similar pharmaceutical products which will compete against ours, or cause our drug product candidates and compounds to become obsolete. We have filed twenty-five (25) patent applications with the United State Patent & Trademark Office as well as in the European Community, Japan and other emerging markets and two patent applications with the Taiwan Intellectual Property Office related to our drug candidates, but we cannot be certain that they will issue as patents.  One of the patents (US7482029) for MenerbaTM (MF101) titled “Composition for Treatment of Menopause” was issued with an effective date of March 29, 2006.

Our competitive position is also dependent upon unpatented trade secrets. We have a policy of requiring our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements will provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances. However, we cannot assure you that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure of confidential information. Further, invention assignment agreements executed by consultants and advisors may conflict with, or be subject to, the rights of third parties with whom such individuals have employment or consulting relationships. In addition, we cannot assure you that others will not independently develop equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that such trade secrets will not be disclosed, or that we can effectively protect our rights to unpatented trade secrets.

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

The steps ordinarily required before a new drug may be marketed in the U.S., which are similar to steps required in most other countries, include:

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug;
•	the submission of a new drug application to the FDA; and
•	FDA review and approval of the new drug application (NDA) or biologics license application (or BLA).

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies. The results of preclinical testing are submitted to the FDA as part of an investigational new drug (IND) application. A 30-day waiting period after the filing of each IND application is required prior to commencement of clinical testing in humans. At any time during the 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The IND application process may be extremely costly and substantially delay development of our drug product candidates. Moreover, positive results of preclinical tests will not necessarily indicate positive results in subsequent clinical trials. The FDA may require additional animal testing after an initial IND is approved and prior to Phase III trials. These additional studies are customary for drugs intended for use by healthy populations. Our menopausal drug, MenerbaTM, may be subjected to such studies, which may delay or damage our ability to complete trials and obtain a marketing license.

Clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap. During Phase I, clinical trials are conducted with a small number of subjects to assess metabolism, pharmacokinetics, and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

•	assess the efficacy of the drug in specific, targeted indications;
•	assess dosage tolerance and optimal dosage;
•	identify possible adverse effects and safety risks; and
•	correlate drug product potency to efficacy via pharmacological or biological studies.

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

Sales outside the United States of products we develop will also be subject to regulatory requirements governing human clinical trials and marketing for drugs. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources. In most cases, if the FDA has not approved a product for sale in the United States, the product may be exported for sale outside of the United States, only if it has been approved in any one of the following: the European Union, Canada, Australia, New Zealand, Japan, Israel, Switzerland and/or South Africa. There are specific FDA regulations that govern this process.

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

Manufacturing

We currently have no clinical or commercial manufacturing capabilities. To date, we have engaged domestic and foreign manufacturers experienced in FDA Good Manufacturing Practices (or GMP) for drug production, for the supply of our product candidates and other compounds solely for our pre-clinical research and development activities. We have not entered into formal written agreements with these manufacturers, and submit purchase orders on an as needed basis. We believe that numerous alternative manufacturers exist that would be capable of fulfilling our current product supply needs in the event we were unable to obtain product from our current manufacturer. We also intend to establish a demonstration or pilot plant capable of demonstrating our manufacturing processes and capable of use for producing certain pre-clinical and early clinical supplies.

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

Therapy	Drug	Pharmaceutical Company

Hormonal Therapy:	Nolvadex	AstraZeneca
	Faslodex	AstraZeneca
	Arimidex	AstraZeneca
	Femara	Novartis
	Aromasin	Pfizer

Chemotherapy:	Abraxane	Abraxis
	Adriamycin	Pharmacia
	Adrucil	SP Pharmaceuticals
	Cytoxan	Baxter
	Ellence	Pfizer
	Gemzar	Eli Lilly
	Maxtrex	Pharmacia
	Mutamycin	Faulding DBL
	Navelbine	Pierre Fabre
	Taxol	Bristol-Myers Squibb
	Taxotere	Aventis
	Velban	Eli Lilly

Biologic Agent Therapy:	Herceptin	Genentech
	Avastin	Genentech
	Tykerb	GlaxoSmithKline

While we are developing BZL101 to minimize many of the adverse side effects associated with the above breast cancer treatments and further clinical testing has yet to be completed, certain of the above drug therapies may have advantages relative to BZL101. These advantages may include: selective patient population, lower pricing and greater efficacy.

Our lead product candidate for the treatment of menopausal symptoms, MenerbaTM, would be expected to compete with postmenopausal hormone replacement therapy which has been the primary treatment of menopausal symptoms such as hot flashes. Leading hormonal agents include Premarin and Prempro by Wyeth Pharmaceuticals, Cenestin, Estradiol (generic) and Medroxy-Progesterone Acetate by Barr Pharmaceuticals, and Ogen, Provera and Estring by Pfizer. In addition, MenerbaTM may be expected to compete with newer generation anti-depressants used off-label to treat hot flash frequency, such as venlafaxine by Wyeth, fluoxetine by Eli Lilly and paroxetine by Glaxo Smith Kline. The makers of these would compete directly with us relative to MenerbaTM.

While we are developing MenerbaTM to minimize many of the risks associated with long-term use of HT indicated in recent studies and further clinical testing has yet to be completed, certain hormone replacement therapies may have advantages relative to MenerbaTM. These advantages may include: lower pricing and greater efficacy.

We believe we possess the competitive advantage of using unique technologies with extracts that are considered to be safe and tolerable in humans. We also believe that finding lead drugs that are orally tolerable and potentially safe from the start of the discovery process provides an advantage in the pharmaceutical industry.

Company Information

We were incorporated in Delaware in 2005. Our principal executive offices are located at 5858 Horton Street, Suite 400, Emeryville, California 94608, and our main telephone number is (510) 601-2000. Investors can obtain access to this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, free of charge, on our website at http://www.bionovo.com as soon as reasonably practicable after such filings are electronically filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

We have adopted a code of ethics, which is part of our Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officers. This code of ethics is posted on our website.

Employees

As of December 31, 2008, we had 49 employees, fifteen of whom have doctorate degrees and five of whom have advanced degrees. Of these, 38 are involved in research and development and 11 are involved in business development, finance and administration. Our employees are not represented by any collective bargaining agreement.

Our success will depend in large part upon our ability to attract and retain employees. We face competition in this regard from other companies, research and academic institutions, government entities and other organizations. We believe that our employee relations are good.

Executive Officers and Directors

Our directors and executive officers and their ages as of February 28, 2009 are as follows:

Name	Age	Position

Isaac Cohen, O.M.D.,L.Ac.	46	Chairman, Chief Executive Officer, Chief Scientific Officer and Director
Mary Tagliaferri, M.D., L.Ac	43	President, Chief Medical Officer, Chief Regulatory Officer and Director
Thomas C. Chesterman, M.B.A.	49	Senior Vice President and Chief Financial Officer
John Baxter, M.D. (1)(2)	68	Director
George Butler, Ph.D (2)	61	Director
Louis Drapeau, C.P.A., M.B.A. (1)	65	Director
David Naveh, Ph.D. (1)(2)	57	Director
Michael D. Vanderhoof	49	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation and Nominations Committee.

Isaac Cohen, O.M.D., L.Ac., 46, is a co-founder of Bionovo Pharmaceuticals, Inc. (“Bionovo Pharmaceuticals”), and has served as its Chairman, President, Chief Executive Officer, and Chief Scientific Officer and as a director since February 2002.  He became Bionovo, Inc.’s Chairman, Chief Executive Officer and Chief Scientific Officer and a Director in April 2005. Mr. Cohen has been a Guest Scientist at the University of California, San Francisco (UCSF) Cancer Research Center and UCSF Center for Reproductive Endocrinology since 1996. Mr. Cohen was in private practice at The American Acupuncture Center, located in Berkeley, California from 1989-2005.

Mary Tagliaferri, M.D., L.Ac., 43, is a co-founder of Bionovo Pharmaceuticals, and has served as its Chief Regulatory Officer, Chief Medical Officer, Secretary and Treasurer and as a director since February 2002. She became Vice President, Chief Medical Officer, Chief Regulatory Officer, Secretary and Treasurer of Bionovo, Inc. in April 2005, and a director effective in May 2005. She became President of Bionovo, Inc. in addition to continuing her functions as the Company’s Chief Medical Officer, Secretary, Treasurer and Director in May 2007. In addition to her services to and work for us, Dr. Tagliaferri has been conducting translational research with the University of California, San Francisco since 1996.

Thomas C. Chesterman, M.B.A., 49, has served as our Senior Vice President, Chief Financial Officer and Assistant Secretary since July 2007. From January 2002 to June 2007, Mr. Chesterman was Sr. Vice President and Chief Financial Officer at Aradigm, Corporation, a drug development company. From March 1996 to December 2001, Mr. Chesterman was Vice President and Chief Financial Officer at Bio-Rad Laboratories, Inc., a life-science research products and clinical diagnostics company. From 1993 to 1996, Mr. Chesterman was Vice President of Strategy and Chief Financial Officer of Europolitan AB, a telecommunications company.

John D. Baxter, M.D., 68, has been a director since April 14, 2008. Dr. Baxter has been associated with the University of California, San Francisco (or “UCSF”) since 1970. He has been a Professor of Medicine there since 1979, Chief of the Endocrinology Section, Parnassus Campus from 1980 to 1997, and Director of UCSF’s Metabolic Research Unit from 1981 to 1999. Dr. Baxter was the President of The Endocrine Society from June 2002 to June 2003. Dr. Baxter was a founder and served as a director of California Biotechnology, Inc. (now Scios, Inc., a division of Johnson & Johnson) from 1982 until 1992 and was a founder and Director of Karo Bio A.B., a Swedish biotechnology company. Dr. Baxter also has been elected to the National Academy of Sciences and the Institute of Medicine of the National Academy of Sciences. Dr. Baxter is also a member of the board of directors of SciClone Pharmaceuticals.

George Butler, Ph.D., 61, has been a director since March 11, 2008. Currently, Dr. Butler serves as the Chairman and President of SingEval (Singapore) Pte. Ltd., based in Singapore and the U.S. Dr. Butler was formerly the Vice President, Customer Relationships, Global Development of AstraZeneca, plc. Prior to this, he was Vice President, Head of Regulatory Affairs. Prior to his time at AstraZeneca, Dr. Butler was Vice President and Head of Regulatory Affairs with Novartis AG. Dr. Butler has over 30 years of healthcare research and business experience, primarily in a development environment in multiple biopharmaceutical companies and has also been active for many years in advancing Asian-Western development/regulatory single programs.

Louis Drapeau, CPA, MBA, 65, has been a director since March 14, 2008. Currently, Mr. Drapeau serves as the Chief Executive Officer of InSite Vision since November 2008 and as its Chief Financial Officer since October 1, 2007. Prior to InSite Vision, he served as Chief Financial Officer, Senior Vice President, Finance, at Nektar Therapeutics, a biopharmaceutical company headquartered in San Carlos, California from January 2006 to August 2007. Prior to Nektar, Mr. Drapeau served as Acting Chief Executive Officer from August 2004 to May 2005 and as Senior Vice President and Chief Financial Officer from August 2002 to August 2005 for BioMarin Pharmaceutical Inc. Previously, Mr. Drapeau spent more than 30 years at Arthur Andersen. Mr. Drapeau also serves on the boards of Intermune, Inc., and Bio-Rad Laboratories.

David Naveh, Ph.D., MBA, 57, has been a director of Bionovo Pharmaceuticals since August 2003. He became a director of the Company in May 2005. In 2007, Dr. Naveh retired from Bayer Corporation, where he had worked since 1992, and served as Chief Technological Officer of Bayer Biological Products, Worldwide. Dr. Naveh currently serves as chairperson of the Compensation and Nominations committee.

Michael Vanderhoof, 49, has been a director since June 2005. Mr. Vanderhoof is Chairman of Cambria Asset Management, LLC, which owns Cambria Capital, LLC, a NASD registered broker dealer with offices in Los Angeles, Salt Lake City. Mr. Vanderhoof is also a co-manager of Cambria Investment Fund LP. Mr. Vanderhoof has over 20 years of experience in the capital markets. Mr. Vanderhoof is also a director of Auxilio, Inc.

Scientific Advisory Board

We have assembled a scientific advisory board that includes several prominent scientific and product development advisors who provide expertise, but are employed elsewhere on a full-time basis, in the areas of women’s health including menopause, breast cancer, cell biology, immunology, hormonal and metabolic disorders, biostatistics and pharmaceutical development. As of February 28, 2009, the board consisted of the following individuals:

Name	Affiliation	Area of Expertise

Len Bjeldanes, Ph.D.	University of California, Berkeley	Molecular Toxicology/Bioactive compound isolation and identification.
Michael J. Campbell, M.D.	University of California, San Francisco	Cell Biology/Immunology
Uwe Christians M.D., Ph.D.	University of Colorado	Pharmacology
Gary L. Firestone, Ph.D.	University of California, Berkeley	Molecular and Cell Biology
Richard Gless, Ph.D.	Galileo Pharmaceuticals	Chemical Research Management
Jan-Ake Gustafsson, M.D., Ph.D.	The Methodist Hospital Research Institute	Nuclear Receptors and Cell Signaling
Craig Henderson, M.D.	Keryx Biopharmaceuticals	Breast Cancer
Wille Hsueh	The Methodist Hospital Research Institute	Nuclear Receptor Regulation
Dale Leitman, M.D., Ph.D.	University of California, San Francisco	Estrogen Receptor Biology
Bert W. O'Malley, M.D.	Baylor College of Medicine	Molecular and Cellular Biology, Nuclear Receptor Regulation
Moshe Rosenberg, D.Sc.	University of California, Davis	Microencapsulation properties of proteins, lipids and cabohydrates
Terry Speed, Ph.D.	University of California, Berkeley	Bioinformatics
Debasish Tripathy, M.D.	University of Texas, Southwestern Medical Center	Breast Cancer
Zung Vu Tran, Ph.D., M.D.	University of Colorado	Biostatistics and Bioinformatics

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

Risks Relating to Our Business and Industry

We have a history of net losses, which we expect to continue for the foreseeable future and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will become profitable or if we will be able to continue as a going concern.

We have incurred $39.4 million in cumulative net loss from our inception in 2002, and we expect losses to continue for the foreseeable future. Our net loss for 2008 was $16.7 million. Our net loss for the fiscal year ended December 31, 2007 was $12.9 million, and for the fiscal year ended December 31, 2006 was $5.6 million. To date, we have only recognized revenues from a technology license and a National Institute of health (“NIH”) grant drawdown. On October 15, 2007, we terminated the technology license agreement. We do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none have been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including MenerbaTM and BZL101, advance our other anti-cancer and women’s health product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and eventually engage in commercialization activities in anticipation of potential FDA approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline and we may not be able to continue as a going concern.

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

All of our products in development will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can market them. We cannot predict if or when any of the products we are developing or those being co-developed with us will be approved for marketing. There are many reasons that we or our collaborative partners may fail in our efforts to develop our potential products, including the possibility that:

•	preclinical testing or human studies may show that our potential products are ineffective or cause harmful side effects;
•	the products may fail to receive necessary regulatory approvals from the FDA or foreign authorities in a timely manner, or at all;
•	the products, if approved, may not be produced in commercial quantities or at reasonable costs;
•	the potential products, once approved, may not achieve commercial acceptance;
•	regulatory or governmental authorities may apply restrictions to our potential products, which could adversely affect their commercial success; or
•	the proprietary rights of other parties may prevent us or our partners from marketing our potential products.

Our drug development programs will require substantial additional future funding which could hurt our operational and financial condition.

Our drug development programs require substantial additional capital to successfully complete them, arising from costs to:

•	conduct research, preclinical testing and human studies;
•	establish pilot scale and commercial scale manufacturing processes and facilities; and
•	establish and develop quality control, regulatory and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

•	the pace of scientific progress in our research and development programs and the magnitude of these programs;
•	the scope and results of preclinical testing and human studies;
•	the time and costs involved in obtaining regulatory approvals;
•	the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	competing technological and market developments;
•	our ability to establish additional collaborations;
•	changes in our existing collaborations;
•	the cost of manufacturing scale-up; and
•	the effectiveness of our commercialization activities.

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

The rate at which we complete our clinical trials depends on many factors, including our ability to obtain adequate supplies of the potential products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment may result in increased costs and longer development times. In addition, future collaborative partners may have rights to control product development and clinical programs for products developed under the collaborations. As a result, these collaborators may conduct these programs more slowly or in a different manner than we had expected. Even if clinical trials are completed, we or our collaborative partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

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

We intend to have our product candidates marketed outside the United States. In order to market products in the European Union, Asia and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. We may be unable to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The approval procedure varies among countries and can involve additional and costly clinical testing and data review. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory agencies in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. The failure to obtain these approvals could harm our business and result in decreased revenues.

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

In addition, our collaborators may develop drugs, either alone or with others, which compete with the types of drugs they currently are developing with us. This would result in less support and increased competition for our programs. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully, our product development under these agreements will be delayed or terminated.

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

We do not have any manufacturing experience, nor do we currently have any manufacturing facilities. We currently rely upon third-party manufacturers to manufacture all clinical quantities of our product candidates. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, including problems involving:

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

Our business plan relies significantly on the continued services of our co-founders, Isaac Cohen and Mary Tagliaferri. If we were to lose the services of one or both of them, our ability to continue to execute our business plan could be materially impaired. Neither Mr. Cohen nor Dr. Tagliaferri has indicated they intend to leave our company, and we are not aware of any facts or circumstances that suggest either of them might leave us.

Risks Relating to Our Products, Technology and Know-how

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

The pharmaceutical and biotechnology industry is highly competitive. Pharmaceutical and biotechnology companies are under increasing pressure to develop new products, particularly in view of lengthy product development and regulatory timelines, expiration of patent protection and recent setbacks experienced by several products previously approved for marketing. We compete with many companies that are developing therapies for the treatment of cancer and the symptoms of menopause. Several companies are developing products with technologies that are similar to ours. We also face competition in the field of cancer treatment and therapies for the symptoms of menopause from academic institutions and governmental agencies. Many of our competitors may have greater financial and human resources or more experience in research and development than we have, and they may have established sales, marketing and distribution capabilities. If we or our collaborators receive regulatory approvals for our product candidates, some of our products will compete with well-established, FDA-approved therapies that have generated substantial sales over a number of years. In addition, we will face competition based on many different factors, including:

•	the safety and effectiveness of our products;
•	the timing and scope of regulatory approvals for these products;
•	the availability and cost of manufacturing, marketing and sales capabilities;
•	the effectiveness of our or our collaborators marketing and sales capabilities;
•	the price of our products;
•	the availability and amount of third-party reimbursement; and
•	the strength of our patent position.

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

While we are developing BZL101 to minimize many of the adverse side effects associated with the above breast cancer treatments, further clinical testing has yet to be completed, and certain of the above drug therapies may have advantages relative to BZL101, which may include selective patient population, greater efficacy and lower cost.

Our lead product candidate for the treatment of menopausal symptoms, MenerbaTM, would be expected to compete with postmenopausal hormone replacement therapy which has been the primary treatment of menopausal symptoms such as hot flashes. Leading hormonal agents include Premarin and Prempro by Wyeth Pharmaceuticals, Cenestin, Estradiol (generic) and Medroxy-Progesterone Acetate by Barr Pharmaceuticals, and Ogen, Provera and Estring by Pfizer. In addition, MenerbaTM may be expected to compete with newer generation anti-depressants used to treat hot flash frequency, such as venlafaxine by Wyeth, fluoxetine by Eli Lilly and paroxetine by Glaxo Smith Kline. The makers of these hormonal agents would compete directly with us relative to MenerbaTM.

While we are developing MenerbaTM to minimize many of the risks associated with long-term use of HT indicated in recent studies and further clinical testing has yet to be completed, certain hormone therapies may have advantages relative to MF 101. These advantages may include greater efficacy and lower cost.

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

To date, we have filed twenty-five (25) patent applications with the United States Patent and Trademark Office as well as in the European Community, Japan and other emerging markets and two patent applications with the Taiwan Intellectual Property Office. One of the patents (US7482029) for MenerbaTM (MF101) titled “Composition for Treatment of Menopause” was issued with an effective date of March 29, 2006. Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, they may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license, and rights we receive under those patents may not provide competitive advantages to us.

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

If our product candidates do not become widely accepted by physicians, patients, third-party payers and other members of the medical community, we may be unable to achieve profitability.

Risks Related to Our Common Stock

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

We do not have any committed sources of capital. Additional financing through grants, strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. Additional equity financings, if we obtain them, could result in significant dilution to shareholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves.

If sufficient capital is not available within the next quarters, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business. If we are not able to secure additional capital by the end of the year, we may be forced to terminate operations altogether in 2010.

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock may fluctuate significantly in response to various factors, some of which are beyond our control. During the period from January 1, 2005 to December 31, 2008, the lowest and highest reported trading prices of our common stock on the NASDAQ Capital Market, or for periods before May 29, 2007, as reported on the OTC Bulletin Board, were $0.11 and $6.80. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As of December 31, 2008, we have two effective registration statements registering the resale of up to 71,179,293 shares of our outstanding common stock and shares of common stock issuable upon exercise of warrants, which represents a significant majority of our currently outstanding shares of common stock. As additional shares of our common stock become available for resale in the public market pursuant to that registration statement, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of such shares of common stock may be offered from time to time in the open market and these sales may have a depressive effect on the market for our shares of common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company had leased its laboratory and office facilities located at 5858 Horton Street, Suite 375, Emeryville, CA 94608, for various terms under long-term, non-cancelable operating lease agreements. In February 2008, the Company signed a new lease for additional office space in Emeryville, California, with fixed monthly rent of $3,903. The leases expire at various dates through 2010. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs). Operating lease expense totaled $665,000 for 2008 and $608,000 for 2007.  On May 15, 2008, we agreed to an amendment (the “Fourth Amendment”) with our current landlord, to lease approximately 32,000 square foot of office and laboratory space located at 5858 Horton Street, Suite 400, Emeryville, CA 94608, for a period of 10 years. Total base rent for the first year will be approximately $1.2 million and shall increase by three percent on each annual anniversary of the commencement date. Under the amended lease agreement, the Company is required to pay executory costs of approximately $42,000 per month.  In January 2009, we completed our build-out of the space, moved into our new laboratory and office space and consolidated our Emeryville operations at 5858 Horton Street, Suite 400, Emeryville, CA 94608.

The Company also maintains laboratory facilities in Aurora, Colorado.  The master operating lease was signed on November 27, 2006 and several amendments have been signed over the past two years. The lease will terminate in November 2009.  The combined lease space is approximately 6,000 square foot.  The monthly rent is approximately $6,700 and approximately $5,000 for executory costs.

Item 3.	Legal Proceedings

On October 16, 2007, the former CFO of the Company, Jim Stapleton, filed a complaint against Bionovo, Inc. and two of its officers, alleging breach of contract as a result of the rescission of the employment agreement in September 2007. This complaint was filed with the Superior Court of the State of California in and for the County of Alameda. As a part of his compensation, Mr. Stapleton was to receive 600,000 shares of common stock, over a two-year period from the date of grant, subject to various limitations and vesting. In his complaint, Mr. Stapleton alleges that the Company failed to accelerate the vesting of 300,000 shares to him, thereby breaching an agreement.

In September 2008 the Company was notified of an order by the Superior Court, dated August 29, 2008, granting in part motion to compel binding arbitration for a subset of the claims. An arbitration date has been set for May 11-12, 2009.

In the opinion of management, the ultimate outcome of this matter will not materially affect the Company's financial position, results of operations or cash flows and we have not accrued any amounts for a contingent liability.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of security holders in the quarter ended December 31, 2008

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Capital Market under the symbol “BNVI”. The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	High	Low
2006
First Quarter	$1.20	$0.72
Second Quarter	1.70	1.00
Third Quarter	1.60	1.16
Fourth Quarter	1.50	1.07
2007
First Quarter	$6.80	$1.50
Second Quarter	6.13	3.31
Third Quarter	4.93	2.67
Fourth Quarter	4.10	1.50
2008
First Quarter	$2.15	$1.12
Second Quarter	1.55	0.76
Third Quarter	1.49	0.70
Fourth Quarter	0.93	0.17

Holders

On February 28, 2009, there were approximately 214 stockholders of record of our common stock and the last reported sales price on the NASDAQ Capital Market for our common stock was $0.25. The market for our common stock is highly volatile.

Dividends

We did not repurchase any shares of our equity securities during the year ended December 31, 2008, we have never declared or paid any cash dividends on our common stock and we do not currently intend to pay any cash dividends on our common stock for the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information in Item 12 of this Annual Report.

STOCKHOLDER RETURN COMPARISON

The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2003 for (i) our common stock, (ii) the Nasdaq composite Market Index (the “NASDAQ Index”) and (iii) the NASDAQ Pharmaceutical Index (the “NASDAQ-Pharmaceutical”). The NASDAQ Index tracks the aggregate price performance of equity securities traded on the NASDAQ. The NASDAQ-Pharmaceutical tracks the aggregate price performance of equity securities of pharmaceutical companies traded on the NASDAQ Index.

PERFORMANCE MEASUREMENT COMPARISON *

2000
1600
1200
800
400
0
Dec-03
Dec-04
Dec-05
Dec-06
Dec-07
Dec-08
NASDAQ Biotech
NASDAQ Composite
Bionovo, Inc

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

						Accumulated
						from
						February 1,
						2002
						(Date of
	December 31,					inception) to
	2008	2007	2006	2005	2004	2008
Statements of Operations Data:
Revenues	$232,676	$581,750	$15,000	$15,000	$45,240	$892,166
Operating expenses:
Research and development	11,415,669	9,937,743	4,021,149	1,535,534	275,600	27,207,874
General and administrative	6,097,426	4,283,567	1,799,166	1,055,898	277,933	13,549,193
Merger cost	—	—	—	1,964,065	—	1,964,065
Total operating expenses	17,513,095	14,221,310	5,820,315	4,555,497	553,533	42,721,132

Loss from operations	(17,280,419)	(13,639,560)	(5,805,315)	(4,540,497)	(508,293)	(41,828,966)

Change in fair value of warrant liability	—	—	—	831,288	—	831,288
Interest income	730,069	849,944	261,515	148,462	495	1,990,486
Interest expense	(128,712)	(86,582)	(47,354)	(73,731)	(29,350)	(365,730)
Other expense	(16,971)	(21,398)	(23,446)	(2,259)	—	(64,074)

Loss before income tax	(16,696,033)	(12,897,596)	(5,614,600)	(3,636,737)	(537,148)	(39,436,996)
Income tax provision	(3,740)	(3,402)	(3,200)	(800)	(800)	(12,742)

Net loss	$(16,699,773)	$(12,900,998)	$(5,617,800)	$(3,637,537)	$(537,948)	$(39,449,738)
Basic and diluted net loss per common share	$(0.22)	$(0.20)	$(0.11)	$(0.09)	$(0.03)	$(0.94)
Shares used in computing basic and diluted net loss per common share	76,353,428	65,762,764	49,923,115	40,062,516	20,400,000	42,100,877

Balance Sheet Data:
Cash, cash equivalents and short term investments	$13,562,675	$33,296,423	$3,055,456	$6,448,054	$196,013	$13,562,675
Working capital	12,165,163	31,271,072	2,153,054	5,954,249	(532,804)	12,165,163
Total assets	22,504,447	38,165,171	4,972,298	7,094,029	284,483	22,504,447
Non-current portion of lease obligations	544,603	526,346	300,740	239,695	—	544,603
Accumulated deficit	(39,449,738)	(22,749,965)	(9,848,967)	(4,231,167)	(593,630)	(39,449,738)
Total shareholders’ equity (deficit)	19,631,648	34,922,194	3,496,330	6,201,307	(563,630)	19,631,648

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2008 and other documents filed by us from time to time with the Securities and Exchange Commission. Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipeline, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect us under Item 1A, “Risk Factors” above. We do not undertake any obligation to update forward-looking statements.

Overview

We completed a reverse merger transaction on April 6, 2005 with Lighten Up Enterprises International, Inc., or Lighten Up, a Nevada corporation initially formed on January 29, 1998. The directors and management of Bionovo Biopharmaceuticals thereupon became the directors and management of Lighten Up. Bionovo Biopharmaceuticals’ financial statements are the historical financial statements of the post-merger entity, Bionovo, Inc. Bionovo Biopharmaceuticals, Inc. was incorporated and began operations in the State of California in February 2002 and subsequently reincorporated into the State of Delaware in March 2004. Until June 28, 2005, the name of Bionovo Biopharmaceuticals was Bionovo, Inc. On June 29, 2005, we changed our corporate name from Lighten Up Enterprises International, Inc. to Bionovo, Inc. and changed our state of incorporation from Nevada to Delaware. Bionovo Biopharmaceuticals is in the process of dissolution as a wholly-owned subsidiary of Bionovo, Inc.

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

Our lead drug candidate, MenerbaTM, represents a new class of receptor sub-type selective estrogen receptor modulator (SERM) for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed MenerbaTM to selectively modulate estrogen receptor beta (ERβ) and to provide a safe and effective alternative to existing FDA approved therapies that pose a significant risk to the patient for developing breast cancer and other serious diseases. In preclinical studies, MenerbaTM inhibited tumor growth as well as bone resorption known to cause osteoporosis, which is commonly developed during menopause. This activity, if confirmed in clinical testing, would differentiate MenerbaTM from some existing therapies and other therapies in clinical development. In our completed, randomized, placebo-controlled Phase II trial involving 217 patients for which we announced results in 2007, the higher of two MenerbaTM doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes as well as a statistically significant reduction in night awakenings, when compared to placebo at 12 weeks of treatment, which represents superior efficacy to existing non-hormonal therapies. We plan to seek FDA approval to conduct further clinical testing at multiple clinical sites in the U.S. We believe that MenerbaTM’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and other therapies under development and testing.

We are also developing BZL101, an oral anti-cancer agent for advanced breast cancer. Unlike most other anti-cancer drugs and drug candidates, which try to control cancer through genomic and proteomic signaling pathways, BZL101 is designed to take advantage of the unique metabolism of cancer cells. BZL101 inhibits glycolysis, a metabolic pathway on which cancer cells rely. Glycolysis inhibition leads to DNA damage and death of cancer cells without lasting harm to normal cells. We believe that BZL101 may have a preferential effect on hormone-independent cancers, a subset with few treatment options. To date, 48 women with metastatic breast cancer have been treated with BZL101 in two separate Phase 1 clinical trials. As predicted by the mechanism of action, BZL101 had very limited toxicities with an extremely favorable tolerability profile. Moreover, BZL101 showed encouraging clinical activity among a cohort of women with metastatic breast cancer who had been heavily pretreated with other regimens. A Phase 2 trial has been approved by the FDA and the IRBs at several prestigious breast cancer clinical sites in the U.S.  Bionovo is awaiting funding to commence this open-label, non-randomized trial in 80 women diagnosed with metastatic breast cancer who have failed no more than two prior chemotherapy regimens. We plan to evaluate BZL101 for the treatment of other forms of cancer, including pancreatic cancer and adjuvant use in breast cancer.

We have a diverse pipeline of additional preclinical drug candidates in both women’s health and cancer. We submitted an investigational new drug, or IND, application and plan to initiate a Phase I trial in the second half of 2009 for our second SERM drug candidate, VG101, for the treatment of post-menopausal vulvar and vaginal atrophy, or ”vaginal dryness”. We have identified or begun preclinical work on other drug candidates for a variety of indications within women’s health and cancer. We have internally discovered and developed all of our drug candidates using our proprietary biological and chemical techniques.

Our drug development process targets herbs and other botanical sources, used in Traditional Chinese Medicine, believed to produce biologically active compounds. We apply our clinical knowledge, experience with natural compounds and knowledge of proper scientific screening tools to isolate and purify botanical compounds and extracts for pharmaceutical development. In June 2004, the FDA released a document to provide drug developers with guidance on the approval for botanical drugs. This guidance states that applicants may submit reduced documentation of nonclinical (preclinical) safety to support an IND application for initial clinical studies of botanicals. The first botanical extract drug developed pursuant to these guidelines was approved by the FDA in October 2006. To date, all of our drug candidates are derived from botanical extracts and are being developed in accordance with this FDA guidance. In addition, we have identified the active chemical components underpinning the mechanism of action for our novel drugs, and in some cases, we have developed synthetic methods of production.

We expect to continue to incur significant operating losses for the foreseeable future, and do not expect to generate profits until and unless our drug candidates have been approved and are being marketed with commercial partners. As of December 31, 2008, we had an accumulated deficit of $39.4 million. Historically we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments. On October 31, 2007, the Company received $24.0 million, net of underwriting discount, from the closing of its public offering of 10.0 million shares of common stock at a price to the public of $2.50 per share and 5,323,775 warrants at a price of $0.10 per warrant, exercisable at $3.50 per share of common stock.

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

The Company is primarily engaged in the development of pharmaceuticals, derived from botanical sources, to treat cancer and women’s health. The initial focus of the Company’s research and development efforts will be the generation of products for the treatment of breast and other cancers, and to alleviate the symptoms of menopause. The production and marketing of the Company’s products and its ongoing research and development activities are and will continue to be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the Food and Drug Administration (FDA) under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

The Company’s success will depend in part on its ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantage resulting in the Company’s transition from Development Stage Enterprise reporting.

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

Accruals

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with selected service providers and make adjustments, if necessary. Examples of estimated accrued expenses include:

▪	fees paid to contract research organizations in connection with preclinical and toxicology studies and clinical trials;
▪	fees paid to investigative sites in connection with clinical trials;
▪	fees paid to contract manufacturers in connection with the production of clinical trial materials; and
▪	professional service fees.

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

In order to determine the fair value of our stock for periods prior to the date of our reverse merger transaction, we estimated the fair value per share by reviewing values of other development stage biopharmaceutical organizations, comparing products in development, status of clinical trials, and capital received from government and private organizations. Once a total value was determined, we then factored the number of shares outstanding, or possibly outstanding, resulting in an estimated value per share. Once we completed our reverse merger transaction on April 6, 2005, the trading price of our common stock was used.

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

We generated net losses since inception through the year ended December 31, 2008 and accordingly did not record a provision for federal income taxes. The provision for income taxes on the statements of operations does include a provision for the California state minimum franchise tax on businesses. As of December 31, 2008, our total deferred tax assets were $15.1 million. The deferred tax assets were primarily comprised of federal and state tax net operating loss, or NOL, carryforwards. Due to uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carry-forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

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

During the year ended December 31, 2008, we incurred research and development expenses of $11.4 million, and we incurred research and development expenses of $9.9 million and $4.0 million for the years ended December 31, 2007 and 2006, respectively. We further expect that research and development expenses will increase when and as we continue to advance in the development of our drugs.

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

Results of Operations

Years Ended December 31, 2008, 2007 and 2006

Revenues

	Years Ended December 31,			% Increase (Decrease)
	2008	2007	2006	2007 to 2008	2006 to 2007
Revenues:
Licensing	$—	$102,500	$15,000	(100)%	583%
NIH grant	232,676	479,250	—	(51)%	—
Total revenues	$232,676	$581,750	$15,000	(60)%	3,778%

Revenues consist primarily of licensing fees and proceeds from a US government grant. Revenues were $233,000 in 2008, compared to $582,000 and $15,000 in 2007 and 2006, respectively. The $349,000 decrease in 2008 from 2007 was due to a decrease in proceeds from the National Institute of Health (NIH) grant activity and the termination of our licensing and technology transfer agreement with a Taiwanese company in 2007, which resulted in the recognition of $102,500 in revenue in 2007 from the remaining deferred revenue balance. Revenues for 2006 reflected amortization of deferred revenue associated with the license agreement with the Taiwanese company.

Research and Development Expenses

	Years Ended December 31,			% Increase (Decrease)
	2008	2007	2006	2007 to 2008	2006 to 2007

Research and development expenses	$11,415,669	$9,937,743	$4,021,149	15%	147%

Research and development (R&D) expenses reflect costs for the development of drugs and include salaries, contractor and consultant fees and other support costs, including employee stock-based compensation expense. R&D expenses were $11.4 million in 2008, compared to $9.9 million in 2007 and $4.0 million in 2006. The increase of $1.5 million in 2008 from 2007 is due primarily to clinical trials expenses related to the development of our lead drug candidates.

For the year ended 2008, we recognized $513,000 in employee stock-based compensation expenses charged to R&D expenses, representing a decrease of $231,000 from 2007 due to an decrease in option grants to R&D personnel.

The $5.9 million increase in R&D expenses in 2007 compared to 2006 was primarily due to investments in the development of MenerbaTM our lead drug candidate for women’s health.

For the year ended 2007, we recognized $744,000 in employee stock-based compensation expenses charged to R&D expenses. All costs incurred for research and development are expensed as incurred.

General and Administrative Expenses

	Years Ended December 31,			% Increase (Decrease)
	2008	2007	2006	2007 to 2008	2006 to 2007

General and Administrative expenses	$6,097,426	$4,283,567	$1,799,166	42%	138%

General and administrative (G&A) expense includes personnel costs for finance, administration, information systems, and public relations related to our drug development and clinical trials, participation in conventions and tradeshows, website related expenses, facilities expenses, professional fees, legal expenses, and other administrative costs. We do not currently have any dedicated sales support or personnel. The $1.8 million increase in G&A expenses in 2008 as compared to 2007 was primarily due to activities in support of our business including an increase in facility rental, legal expenses and an increase in payroll expenses related to an increase in G&A management personnel.

For the year ended 2008, we recognized $859,000 in employee stock-based compensation expenses charged to G&A expenses, representing an increase of $322,000 from 2007, due to an increase in G&A personnel. Sales and marketing expense was $187,000 for 2008, a $30,000 increase over 2007, related to the update of the Company’s website.

The $2.5 million increase in G&A expenses in 2007, compared to 2006 was primarily due to activities in support of our business including increases in sales and marketing expense, rental and legal expenses and an increase in payroll expense related to additional G&A management personnel.

For the year ended 2007, we recognized $537,000 in employee stock-based compensation expenses charged to G&A expenses, representing an increase of $353,000 from 2006. Sales and marketing expense was $157,000 for 2007, a $153,000 decrease over 2006, due primarily to fewer industry tradeshows and conventions attended. We expect to have limited sales and marketing expenses for the foreseeable future.

Interest Income, Interest Expense and Other Expense

	Years Ended December 31,			% Increase (Decrease)
	2008	2007	2006	2007 to 2008	2006 to 2007
Interest income, interest expense and other expense:
Interest income	$730,069	$849,944	$261,515	(14)%	225%
Interest expense	(128,712)	(86,582)	(47,354)	49%	83%
Other expense, net	(16,971)	(21,398)	(23,446)	(21)%	(9)%

Total interest income and expense	$584,386	$741,964	$190,715	(21)%	289%

Interest income is derived from cash balances and short term investments. Interest income was $730,000 in 2008 compared to $850,000 in 2007 and $262,000 in 2006. The decrease in 2008 of $120,000 from 2007 reflects a lower average cash balance. Net interest income increased by $588,000 in 2007 compared to 2006 due to a higher average balance as a result of our successful private placement completed in January 2007 and a public offering completed in October 2007.

Interest expense includes interest expense from leases for laboratory equipment. The $42,000 increase in interest expense for 2008 compared to 2007 represents additional capital lease agreements required to purchase additional laboratory equipment. The $39,000 increase in interest expense in 2007 compared to 2006 was due primarily to capital lease agreements.

Other expense consists of charges related to the leasing of computer equipment, fees for a letter of credit securing our lease of lab equipment and other lease financing charges.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on leasing, public and private financing to fund our operations.

At December 31, 2008, we had cash, equivalents and short term investments of $13.6 million, compared to $33.3 million at December 31, 2007 and $3.1 million at December 2006. The decrease in cash, cash equivalents and short term investments in 2008 of $19.7 million is due primarily to net cash used in operating activities of $15.2 million for clinical trial related expenses of our lead drug candidates, and costs associated with the new facilities build-out.

Net cash used in operating activities was $15.2 million in 2008 compared to $10.3 million in 2007 and $4.5 million in 2006. The increase in 2008 compared to 2007 was due primarily to increased clinical trial costs and laboratory equipment capital lease expenses.

Net cash used in investing activities was $9.1 million in 2008 compared to net cash used in investing activities of $6.4 million in 2007 and net cash provided of $564,000 in 2006. Capital expenditures were $3.2 million in 2008 compared to $1.8 million in 2007 and $777,000 in 2006. In 2008 we entered into additional capital lease agreements to purchase laboratory equipment related to our R&D operations. Legal and other costs associated with pending patent application were $359,000 in 2008, compared to $242,000 in 2007 and $35,000 in 2006. These increases are due to additional new patent applications filed with the US Patent office. Cash used by net short term investment activities was $1.2 million higher in 2008 compared to 2007 due to purchases of short term investments exceeding sales and maturities of similar instruments in 2007. Cash provided by net short-term investment activities was $1.5 million lower in 2007 compared to 2006.

Net cash used by financing activities was $0.9 million in 2008 compared net cash provided of $42.6 million in 2007 and $2.0 million in 2006. Cash was used to make payments on our leased capital equipment in 2008 partially offset by proceeds from an exercise of stock option warrants. Net cash provided by financing activities was $42.6 million in 2007 compared to $2.0 million in 2006. Cash flows in 2007 included net proceeds of $14.5 million, net of expenses, from our private placement of approximately 10,521,000 shares of our common stock, at a purchase price of $1.50 per share, $24.0 million, net of underwriting discount and expenses, from the closing of the public offering of 10,000,000 shares of common stock at a price to the public of $2.50 per share and 5.3 million warrants to purchase shares of common stock at $3.50 per share at a price of $0.10 per warrant, and $4.8 million from the exercise of employee stock options and warrants, offset by $310,000 in capital lease obligations.

As of December 31, 2008, we had an accumulated deficit of $39.4 million, working capital of $12.2 million and shareholders’ equity of $19.6 million. Management believes that cash and cash equivalents on hand at December 31, 2008, will be sufficient to enable us to meet our obligations through 2009. However, if we change our development plans, we may need additional funds sooner than we expect. In addition, we anticipate that our costs for the MenerbaTM and BZL101 programs will increase over the next few years. While these costs are unknown at the current time, we will need to raise additional capital to continue the program in future periods through and beyond 2009. We intend to seek any required additional funding through government grants, collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.

If adequate funds are not available during 2009, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own. Furthermore, if we are not able to secure funds in a timely fashion during 2009, we may not be able to continue as a going concern.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at December 31, 2008 are disclosed in the following table.

	Payment due by period
	Total	2009	2010	2011	2012	2013	2014+
Unconditional purchase obligations	$1,359,245	$1,359,245	$—	$—	$—	$—	$—
Operating lease obligations	20,357,950	1,841,405	1,841,046	1,896,277	1,953,165	2,011,760	10,814,297
Capital lease obligations	1,330,526	759,609	489,046	81,871	—	—	—
Total contractual commitments	$23,047,721	$3,960,259	$2,330,092	$1,978,148	$1,953,165	$2,011,760	$10,814,297

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

As of December 31, 2008, we had cash, cash equivalents and short-term investments of $13.6 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Bionovo, Inc.

We have audited Bionovo, Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bionovo, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Bionovo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bionovo, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and the period from inception (February 1, 2002) to December 31, 2008 and our report dated March 13, 2009, expressed an unqualified opinion.

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP San Francisco, California

March 13, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Bionovo, Inc.

We have audited the accompanying consolidated balance sheets of Bionovo, Inc., a development stage company, as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2008, 2007, 2006 and the period from inception (February 1, 2002) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bionovo, Inc. as of December 31, 2008 and 2007 and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 2008, 2007, 2006 and the period from inception (February 1, 2002) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financials statements, the Company changed its method of accounting for stock-based compensation upon adoption of Financial Accounting Standards No. 123, “Share-Based Payment,” effective January 1, 2006, and adopted FASB Interpretation No. 48 “Accounting for Uncertain Taxes”, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bionovo Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009, expressed an unqualified opinion.

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP San Francisco, California

March 13, 2009

Bionovo, Inc
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,270,180	$28,472,485
Short-term investments	10,292,495	4,823,938
Receivables	126,038	285,899
Prepaid expenses and other current assets	804,646	405,381
Total current assets	14,493,359	33,987,703
Property and equipment, net	6,937,610	3,900,248
Other assets and patent pending, net	1,073,478	277,220
Total assets	$22,504,447	$38,165,171

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$520,560	$299,677
Accrued clinical and costs of other studies	72,882	298,559
Accrued compensation and benefits	456,214	462,485
Current portion of lease obligation	682,087	706,710
Other current liabilities	596,453	949,200
Total current liabilities	2,328,196	2,716,631
Non-current portion of lease obligation	544,603	526,346
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 190,000,000 shares authorized; 76,363,101 and 76,343,101 shares issued and outstanding as of December 31, 2008 and 2007, respectively	7,636	7,634
Additional paid-in capital	59,049,514	57,660,045
Accumulated other comprehensive income	24,236	4,480
Accumulated deficit	(39,449,738)	(22,749,965)
Total shareholders’ equity	19,631,648	34,922,194
Total liabilities and shareholders’ equity	$22,504,447	$38,165,171

The accompanying notes are an integral part of these consolidated financial statements.

Bionovo, Inc
(A Development Stage Company)
Consolidated Statements of Operations

				Accumulated from
				February 1,
				2002
				(Date of inception)
				to
	For the Years Ended December 31,			December 31,
	2008	2007	2006	2008

Revenues	$232,676	$581,750	$15,000	$892,166

Operating expenses:
Research and development	11,415,669	9,937,743	4,021,149	27,207,874
General and administrative	6,097,426	4,283,567	1,799,166	13,549,193
Merger cost	—	—	—	1,964,065
Total operating expenses	17,513,095	14,221,310	5,820,315	42,721,132
Loss from operations	(17,280,419)	(13,639,560)	(5,805,315)	(41,828,966)
Change in fair value of warrant liability	—	—	—	831,288
Interest income	730,069	849,944	261,515	1,990,486
Interest expense	(128,712)	(86,582)	(47,354)	(365,730)
Other expense	(16,971)	(21,398)	(23,446)	(64,074)
Loss before income tax	(16,696,033)	(12,897,596)	(5,614,600)	(39,436,996)
Income tax provision	(3,740)	(3,402)	(3,200)	(12,742)
Net loss	$(16,699,773)	$(12,900,998)	(5,617,800)	$(39,449,738)
Basic and diluted net loss per common share	$(0.22)	$(0.20)	$(0.11)	$(0.94)
Shares used in computing basic and diluted net loss per common share	76,353,428	65,762,764	49,923,115	42,100,877

The accompanying notes are an integral part of these consolidated financial statements.

Bionovo, Inc
(A Development Stage Company)
Consolidated Statements of Cash Flow

				Accumulated
				from
				February 1,
				2002
				(Date of
				inception) to
	For the Years Ended December 31,			December 31,
	2008	2007	2006	2008
Cash flows from operating activities:
Net loss	$(16,699,773)	$(12,900,998)	$(5,617,800)	$(39,449,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,071,090	734,605	262,602	2,097,438
Amortization and accretion of investments	71,834	(5,236)	—	66,598
Non-cash compensation for warrants issued	—	—	—	1,964,065
Stock based compensation expense	1,371,471	1,280,356	599,529	3,281,356
Amortization of note discount	—	—	—	139,084
Amortization of deferred stock compensation	—	—	8,236	16,472
Change in fair value of warrant liability	—	—	—	(831,288)
Changes in operating assets and liabilities:
Receivables	159,861	(284,103)	—	(124,241)
Prepaid and other current assets	(399,265)	(221,852)	(128,602)	(804,914)
Other assets	(470,301)	5,216	—	(465,084)
Accounts payable and accrued expenses	214,612	100,860	437,390	1,078,699
Accrued clinical trial costs	(225,677)	298,558	—	72,881
Deferred revenue	—	(102,500)	(15,000)	—
Other accrued liabilities	(287,128)	830,108	(84,000)	542,980
Net cash used in operating activities	$(15,193,276)	$(10,264,986)	$(4,537,645)	$(32,415,692)

Cash flows from investing activities:
Capital expenditures	(3,204,905)	(1,823,377)	(776,882)	(6,038,244)
Acquisition of intangible assets	(359,232)	(241,730)	(34,969)	(647,195)
Advance to officers	—	—	—	(1,796)
Purchases of available-for-sale investments	(16,060,391)	(4,823,280)	(3,340,363)	(27,611,429)
Proceeds from sales and maturities of investments	10,539,757	493,075	4,716,000	17,278,832
Net cash provided by (used in) investing activities	$(9,084,771)	$(6,395,312)	$563,786	(17,019,832)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	—	38,179,729	2,305,058	49,733,909
Payments under capital lease obligation	(942,258)	(480,683)	(348,160)	(1,771,102)
Proceeds from exercise of warrants and options	18,000	4,862,298	—	4,880,298
Payments of convertible notes payable	—	—	—	(50,000)
Payments for financing costs for convertible notes	—	—	—	(87,401)
Net cash provided by (used in) financing activities	$(924,258)	$42,561,344	$1,956,898	$52,705,704

Net increase (decrease) in cash and cash equivalents	(25,202,305)	25,901,046	(2,016,961)	3,270,180
Cash and cash equivalents at beginning of period	28,472,485	2,571,439	4,588,400	—
Cash and cash equivalents at end of period	$3,270,180	$28,472,485	$2,571,439	$3,270,180

Supplemental disclosure of cash flow information:
Interest paid	$128,712	$92,046	$31,420	$355,265
Income taxes paid	$3,740	$3,402	$3,200	$11,942
Supplemental disclosure of non-cash investing and financing
Non-cash warrant expense for warrants issued	$—	$—	$—	$1,964,065
Adjustment in warranty liability	$—	$—	$—	$7,030,026
Conversion of notes payable to common stock	$—	$—	$—	$450,000
Assets acquired under capital lease	$870,270	$1,211,148	$593,015	$3,031,032
Stock based compensation	$1,371,471	$1,280,356	$434,529	$3,086,356
Issuance of common stock for services	$—	$—	$165,000	$165,000
Conversion of accrued interest payable	$—	$—	$—	$11,697
Issuance of common stock with reverse merger	$—	$—	$—	$4,000

The accompanying notes are an integral part of these consolidated financial statements.

Bionovo, Inc
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity

					Accumulated	Accumulated
Balance at inception (February 1, 2002) — Adjusted	Common stock		Additional	Deferred	Other	Deficit	Total
to reflect effect of stock split on June 17, 2004 and	Number of	Par	Paid-in	Stock	Comprehensive	Development	Shareholders’
March 4, 2004, and reverse merger on April 6, 2005	Shares	Amount	Capital	Compensation	Income	Stage	Equity

Balances at December 31, 2002	20,400,000	$2,040	$(2,040)	$—	$—	$—	$—
Comprehensive loss:
Net loss	—	—	—	—	—	(55,682)	(55,682)

Balances at December 31, 2003	20,400,000	$2,040	$(2,040)	$—	$—	$(55,682)	$(55,682)
Noncash compensation expense for options issued	—	—	30,000			—	30,000
Net loss	—	—	—	—	—	(537,948)	(537,948)

Balances at December 31, 2004	20,400,000	$2,040	$27,960	$—	$—	$(593,630)	$(563,630)
Issuance of shares for reverse merger	4,000,000	400	(400)	—	—	—	—
Issuance of common stock for funds received by private placement net of financing cost	20,461,000	2,046	9,930,370	—	—	—	9,932,416
Issuance of common stock for conversion on notes payable	1,251,448	125	461,697	—	—	—	461,822
Amortization of deferred stock compensation	—	—	16,472	(8,236)	—	—	8,236
Net loss	—	—	—	—	—	(3,637,537)	(3,637,537)

Balances at December 31, 2005	46,112,448	$4,611	$10,436,099	$(8,236)	$—	$(4,231,167)	$6,201,307
Issuance of common stock for exercise of warrants	5,024,776	503	2,304,555	—	—	—	2,305,058
Issuance of common stock for services	200,000	20	164,980	—	—	—	165,000
Amortization of deferred stock compensation	—	—	—	8,236	—	—	8,236
Stock-based compensation	—	—	434,529	—	—	—	434,529
Net loss	—	—	—	—	—	(5,617,800)	(5,617,800)

Balances at December 31, 2006	51,337,224	$5,134	$13,340,163	$—	$—	$(9,848,967)	$3,496,330
Comprehensive loss:					—
Net loss	—	—	—	—	—	(12,900,998)	(12,900,998)
Change in net unrealized gain on available for sale investments	—	—	—	—	4,480	—	4,480
Total comprehensive loss							(12,896,518)
Issuance of common stock from private placement, net of financing cost	10,521,000	1,052	14,503,477	—	—	—	14,504,529
Issuance of common stock from public financing, net of financing cost	10,000,000	1,000	23,674,200	—	—	—	23,675,200
Issuance of common stock upon exercise of warrants	4,108,210	410	4,536,471	—	—	—	4,536,881
Issuance of common stock upon exercise of stock options	376,667	38	325,378	—	—	—	325,416
Stock-based compensation related to issuance of stock option grants	—	—	1,280,356	—	—	—	1,280,356
Balances at December 31, 2007	76,343,101	$7,634	$57,660,045	$—	$4,480	$(22,749,965)	$34,922,194
Comprehensive loss:					—
Net loss	—	—	—	—	—	(16,699,773)	(16,699,773)
Change in net unrealized gain on available for sale investments	—	—	—	—	19,756	—	19,756
Total comprehensive loss							(16,680,017)
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	20,000	2	17,998	—	—	—	18,000
Stock-based compensation related to issuance of stock option grants	—	—	1,371,471	—	—	—	1,371,471

Balances at December 31, 2008	76,363,101	$7,636	$59,049,514	$—	$24,236	$(39,449,738)	$19,631,648

The accompanying notes are an integral part of these consolidated financial statements.

Bionovo, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

1.	Business and Organization

The Company and Its History

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

2.	Summary of Significant Accounting Policies

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

Liquidity

The Company has sustained recurring losses and negative cash flows from operations. At December 31, 2008, the Company had an accumulated deficit of $39.4 million and working capital of $12.2 million and shareholders’ equity of $19.6 million. Over the past years, the Company’s growth has been funded through a combination of private equity, debt, lease financing and public offering. As of December 31, 2008, the Company had $3.3 million in cash and cash equivalents and $10.3 million in short-term securities, for a total of $13.6 million.

In January 2007, the Company obtained additional financings of $15 million, net of financing cost, through the sale of its common stock and warrants and $24.0 million in a public offering completed in October 2007. The Company believes that, as a result of this, it currently has sufficient cash and financing commitments to meet its funding requirements over the next year.

However, the Company has experienced and continues to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise substantial additional capital to accomplish its business plan before the end of 2009. The Company is currently pursuing a variety of funding options, including government grants, partnering/co-investment, venture debt, equity offerings and the sale of assets. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If the Company is not successful in its efforts to raise additional funds, we may not be able to continue as a going concern.

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

Bionovo, Inc.
Notes to Consolidated Financial Statements - (Continued)

Cash, Cash Equivalents and Short-Term Investments

As part of our cash management program, the Company maintains a portfolio of marketable investment securities. The securities are investment grade and generally mature within one year and may include tax exempt securities, and certificates of deposit. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

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

Office and laboratory equipment	3 to 5 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

The following is a summary of property and equipment, at cost less accumulated depreciation at December 31, 2008 and 2007:

	December 31,
	2008	2007
Office and lab equipment	$5,289,563	$4,250,675
Leasehold improvements	3,440,105	298,267
Computer equipment and software	249,126	354,674
	8,978,794	4,903,616
Less: accumulated depreciation	(2,041,184)	(1,003,368)
Property and equipment, net	$6,937,610	$3,900,248

Property and equipment include gross assets acquired under capital leases of approximately $3.0 million and $2.2 million at December 31, 2008, and December 31, 2007, respectively. Capital leases are included as a component of office and lab equipment. Amortization of assets under capital leases is included in depreciation expense. The Company had depreciation expense amounting to $1,037,816, $716,699 and $258,571 in 2008, 2007 and 2006, respectively.

Assets Held under Capital Leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Intangible assets - Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. The Company has capitalized $604,440 in patent licensing costs as of December 31, 2008. Amortization expense charged to operations was $33,274 for 2008, $17,906 for 2007 and $4,031 for 2006.

Bionovo, Inc.
Notes to Consolidated Financial Statements - (Continued)
Revenue Recognition

Revenue is generated from collaborative research and development arrangements, technology licenses, and government grants. To date, only revenue from technology licenses and grant proceeds have been received.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net loss	$(16,699,773)	$(12,900,998)	$(5,617,800)
Denominator:
Weighted average common shares outstanding	76,353,428	65,762,764	49,923,115
Net loss per common share:
Basic and diluted	$(0.22)	$(0.20)	$(0.11)

Bionovo, Inc.
Notes to Consolidated Financial Statements - (Continued)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Years Ended December 31,
	2008	2007	2006
Options to purchase common stock	5,214,588	4,750,588	2,952,254
Options to purchase common stock - Outside plan	103,212	103,212	103,212
Warrants to purchase common stock	10,466,633	10,466,633	4,832,248
Potential equivalent shares excluded	15,784,433	15,320,433	7,887,714

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income, which for us is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity (deficit). Comprehensive loss and its components are as follows:

	Years Ended December 31,
	2008	2007	2006
Net loss	$(16,699,773)	$(12,900,998)	$(5,617,800)
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	19,756	4,480	—
Comprehensive loss	$(16,680,017)	$(12,896,518)	$(5,617,800)

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

Bionovo, Inc.
Notes to Consolidated Financial Statements - (Continued)

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

 SFAS 123R requires the use of option-pricing models that were not developed for use in valuing employee stock options and that require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. In connection with the adoption of SFAS 123R, we reassessed our valuation method and related assumptions. We estimate the fair value of stock options and stock purchase rights using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R and Staff Accounting Bulletin No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, and the resulting charge is expensed using the straight-line attribution method over the vesting period. Both the expected stock price volatility and the weighted-average expected life assumptions were determined using historical data.

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

Bionovo, Inc.
Notes to Consolidated Financial Statements - (Continued)

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

The following is a summary of cash, cash equivalents, and available-for-sale securities at December 31, 2008 and December 31, 2007:

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$378,423	$—	$—	$378,423
Money market funds	2,432,811	—	—	2,432,811
US term deposits	457,998	948	—	458,946
Total cash and cash equivalents	$3,269,232	$948	$—	$3,270,180

Available-for-sale investments:
US govt. agency obligations	6,500,014	20,311	—	6,520,325
Corporate Notes	3,769,193	2,977	—	3,772,170
Total available-for-sale investments	$10,269,207	$23,288	$—	$10,292,495

	December 31, 2007
	Amortized Cost	Unrealized Gains		Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$46,445		$—	$—	$46,445
Money market funds	9,152,550		—	—	9,152,550
U.S. term deposits	19,267,962		5,528	—	19,273,490
Total cash and cash equivalents	$28,466,957		$5,528	$—	$28,472,485

Available-for-sale investments:
U.S. govt. agency obligations	4,006,491		—	(241)	4,006,250
Corporate Notes	818,495		—	(807)	817,688
Total available-for-sale investments	$4,824,986	$		$(1,048)	$4,823,938

As of December 31, 2008 unrealized gain of $24,236 was included in accumulated other comprehensive income in the accompanying unaudited Consolidated Balance Sheets.

Bionovo, Inc.
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

Valuation Hierarchy

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Money market funds	$2,432,811	$—	$—	$2,432,811
U.S. term deposits	—	458,946	—	458,946
U.S. government agencies	—	6,520,325	—	6,520,325
U.S. corporate debt	—	3,772,170	—	3,772,170
Total	$2,432,811	$10,751,441	$—	$13,184,252

5.	Reclassification of Warrant Liability

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

Effective December 31, 2005, the Company and all of the shareholders whom received warrants pursuant to the April and May 2005 private placements, agreed to an amendment of registration rights related to warrants they received. The amended registration rights changed the registration rights from demand with liquidated damages, to piggy-back registration rights, and with no liquidated damages. The result of the change is that the Company was no longer required to record and measure the fair value of the warrants as a derivative liability. The change in fair value of warrant liability of $831,288 for the December 31, 2005 period, is the change aggregate change in fair value from the date of issuance till the effective date of the amendment to the registration rights agreement.

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

6.	Stockholders’ Equity and Stock-based Compensation

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

Bionovo, Inc.
Notes to Consolidated Financial Statements - (Continued)

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

In October 2007, the Company filed with the SEC a "shelf" registration statement on Form S-3, which was declared effective by the SEC on October 26, 2007.  This registration statement covers the offer and sale by the Company of up to $100,000,000 of our common stock and/or warrants to purchase common stock from time to time in one or more transactions.  In October 2007, we sold 10.0 million shares of common stock and 5.3 million warrants to purchase common stock, under this registration statement, and received net proceeds of $24.0 million.  At December, 31, 2008, the Company had $76.0 million of common stock available to be offered and sold through this registration statement.

The Company is now subject to General Instruction I.B.6 of Form S-3 and, accordingly, is limited in the amount of securities it may sell under this registration statement in any 12-month period to one-third of the Company’s "public float" (i.e., the aggregate market value of the Company's common stock held by non-affiliates).  As of February 27, 2009, the aggregate market value of the Company's common stock held by non-affiliates was $14.1 million.  Accordingly, as of that date, the Company would be permitted to sell up to $6.8 million of its common stock in any 12-month period through this registration statement.

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

During the year ended December 31, 2008, the Company granted options to purchase 814,000 shares of common stock, to its employees and directors, 2,672,500 and 200,000 stock options to purchase shares in 2007 and 2006, respectively. The fair value of each option grant is computed on the date of grant using the Black-Scholes option pricing model. Following the offering, the Company had 76,363,101 shares of common stock, outstanding. At December 31, 2008, there were 3,885,534 shares available for grant under the employee stock option plan.

Bionovo, Inc.
Notes to Consolidated Financial Statements - (Continued)

Adoption of FAS 123R

Stock-based compensation expense recognized during 2008, 2007 and 2006 was calculated based on awards ultimately expected to vest. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated forfeiture rate for the year ended December 31, 2008 was 6.39%.

The following table summarizes stock compensation expense related to employee stock options and employee stock based compensation under FAS 123R for the years ended December 31, 2008, 2007 and 2006 which was incurred as follows:

	2008	2007	2006
Research and development	$512,509	$743,594	$251,143
General and administrative	858,962	536,762	183,386
Stock compensation expense	$1,371,471	$1,280,356	$434,529

Effect of earnings per share – basic and diluted	$(0.02)	$(0.02)	$(0.01)

Employee Stock – Based Compensation Valuation Assumptions

The compensation expense related to stock options recognized under FAS 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Year Ended December 31,
	2008	2007	2006
Dividend yield	0.00%	0.00%	0.00%
Average risk free rate of return	2.44%	3.45%	6.00%
Expected volatility	0.93	0.83	0.65
Expected term (years)	3.11	4.75	5.00

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

Bionovo, Inc.
Notes to Consolidated Financial Statements - (Continued)

The table below presents information related to stock option activity under the Plan as follows:

			Weighted
	Options	Number of	Average
	Available	Options	Exercise
	For Grant	Outstanding	Price

Options outstanding at December 31, 2005	724,534	2,772,254	$0.68

Options exercisable at December 31, 2005	—	1,130,254	0.54
Shares authorized	3,000,000	—	—
Options granted	(200,000)	200,000	1.60
Options exercised	—	—	—
Options cancelled or forfeited	20,000	(20,000)	0.90
Options expired	—	—	—
Options outstanding at December 31, 2006	3,544,534	2,952,254	0.74

Options exercisable at December 31, 2006		2,143,754	0.63
Options granted	(2,672,500)	2,672,500	3.20
Options exercised	—	(376,666)	0.86
Options cancelled or forfeited	497,500	(497,500)	—
Options expired	—	—	—
Options outstanding at December 31, 2007	1,369,534	4,750,588	2.08

Options exercisable at December 31, 2007	—	2,733,000	0.73
Plan additions	3,000,000	—	—
Options granted	(814,000)	814,000	0.70
Options exercised	—	(20,000)	0.90
Options cancelled or forfeited	289,167	(289,167)	3.04
Options expired	40,833	(40,833)	3.55
Options outstanding at December 31, 2008	3,885,534	5,214,588	1.89
Options exercisable at December 31, 2008	—	2,911,005	1.35

There were no in-the-money options exercisable as of December 31, 2008. Cash proceeds from the exercise of stock options were $18,000 for the year ended December 31, 2008 and 20,000 stock options were exercised. As of December 31, 2008, the aggregate intrinsic value of stock options outstanding was zero. As of December 31, 2008, there was $5.8 million of total future compensation cost related to unvested stock options to be recognized over a weighted-average period of 4.2 years.

Unvested share activity for the year ended December 31, 2008, is summarized below:
	Unvested Number of Shares	Weighted Average Grant Date Fair Value

Unvested balance at December 31, 2007	2,588,333	$1.95
Granted	814,000	0.70
Vested	(859,583)	1.69
Forfeited	(239,167)	1.80
Unvested balance at December 31, 2008	2,303,583	1.62

Bionovo, Inc.
Notes to Consolidated Financial Statements - (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Price
$0.10 - $1.00	2,012,254	4.56	$0.62	1,882,254	$0.62
$1.01 - $2.00	1,190,334	3.70	1.44	388,501	1.47
$2.01 - $3.00	1,327,500	3.54	2.85	446,250	2.85
$3.01 - $4.00	200,000	8.67	3.94	50,000	3.94
$4.01 - $5.00	330,000	3.67	4.40	82,500	4.40
$5.01 - $6.00	154,500	2.96	5.75	61,500	5.75
	5,214,588	4.16	1.89	2,911,005	1.35

The estimated fair value of grants of stock options and warrants to non-employees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under the option plan as described above.

Shares Reserved for Future Issuance
 The Company has reserved shares of common stock for future issuance as follows:

	Years Ended December 31,
	2008	2007	2006

Options to purchase common stock - Plan	5,214,588	4,750,588	2,952,254
Options to purchase common stock - Outside Plan	103,212	103,212	103,212
Shares available for option grants	3,885,534	1,369,534	3,544,534
Warrants to purchase common stock	10,466,633	10,466,633	4,832,248
Total	19,669,967	16,689,967	11,432,248

7.	Warrants

Warrants

In September 2004, in connection with Bionovo Biopharmaceuticals’ $500,000 principal amount of 6% convertible secured notes bridge financing completed on September 30, 2004, Bionovo Biopharmaceuticals issued to investors in the bridge financing warrants, or bridge warrants, exercisable for 556,123 shares of Bionovo Biopharmaceuticals common stock at an exercise price of $0.53 per share. The bridge warrants were exercisable until the earlier of September 30, 2011 and the fifth anniversary of Bionovo Biopharmaceuticals’ merger with a company required to file reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Upon the closing of our reverse merger transaction, the bridge warrants were amended to become bridge warrants to purchase shares of our common stock upon the same terms and conditions as the bridge warrants issued by Bionovo Biopharmaceuticals. The bridge warrants expire on April 6, 2010.

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

Bionovo, Inc.
Notes to Consolidated Financial Statements - (Continued)

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

Bionovo, Inc.
Notes to Consolidated Financial Statements - (Continued)

The following warrants are each exercisable into one share of common stock:

		Weighted
	Number	Average
	of	Exercise	Aggregate
	Shares	Price	Price

Balance at December 31, 2005	9,919,524	$0.60	$5,911,345
Warrants granted	—	—	—
Warrants exercised	(5,024,776)	0.46	(2,305,056)
Warrants cancelled or forfeited	(62,500)	0.75	(46,875)
Warrants expired	—	—	—
Balance at December 31, 2006	4,832,248	0.74	$3,559,414
Warrants granted	9,742,595	2.88	28,023,205
Warrants exercised	(4,108,210)	1.10	(4,535,528)
Warrants cancelled or forfeited	—	—	—
Warrants expired	—	—	—
Balance at December 31, 2007	10,466,633	2.58	$27,047,091
Warrants granted	—	—	—
Warrants exercised	—	—	—
Warrants cancelled or forfeited	—	—	—
Warrants expired	—	—	—
Balance at December 31, 2008	10,466,633	2.58	$27,047,091

The estimated fair value of the warrants was calculated using the Black-Scholes valuation model. The following assumptions were used: (i) no expected dividends, (ii) risk free interest rate of 4.0%, (iii) expected volatility of 90%, and (iv) expected life in the stated life of the warrant. The fair value of the warrants ranged from $0.10 to $0.89. The fair value of warrants granted is included in additional paid-in capital along with the proceeds from issuance of common stock.

There were no warrants issued for the year ended December 31, 2008, and there were 10.5 million warrants to purchase Bionovo shares outstanding with a weighted average price of $2.58 and an aggregate price of $27.0 million.

The following table summarizes information about all warrants outstanding as of December 31, 2008:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Price
$0.50 - $1.00	1,550,489	1.18	$0.51	1,550,489	$0.51
$1.50 - $2.00	604,185	3.05	1.50	604,185	1.50
$2.25 - $3.00	2,988,184	3.05	2.25	2,988,184	2.25
$3.25 - $4.00	5,323,775	3.84	3.50	5,323,775	3.50
	10,466,633	3.17	2.58	10,466,633	2.58

Bionovo, Inc.
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

8.	Leases, Commitments and Contingencies

Leases

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $3.0 million at December 31, 2008 and $2.2 million at December 31, 2007. Accumulated amortization of leased equipment at December 31, 2008 was $1,027,000 and $446,000 for the same period in 2007. Amortization of assets under capital leases is included in depreciation expense.

In March 2008, the Company entered into a new equipment financing facility for $1.3 million with General Electric Capital Corporation (GE). As of December 31, 2008, we had financed equipment purchases of $870,270. The terms of this agreement required a security deposit of 25% or $217,568 as collateral for the outstanding loan portion. Security deposits are included in the Balance Sheets as other assets.  Further distributions will be made at the discretion of GE.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2011. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which were approximately $16,000 per month in 2008. Operating lease expense totaled $665,000 at December 31, 2008 and $608,000 at December 31, 2007.

In February 2008, the Company signed a new lease for additional office space in Emeryville, California, with fixed monthly rent of $3,903. This lease was terminated in January 2009.

On May 15, 2008, we agreed to an amendment (the “Fourth Amendment”) with our current landlord, to lease approximately 32,000 square foot of office and laboratory space located at 5858 Horton Street, Suite 400, Emeryville, CA 94608, for a period of 10 years. Annual base rent for the first year will be approximately $1.2 million and shall increase by three percent on each annual anniversary of the commencement date.

In January 2009, we moved into our new laboratory and office space and consolidated our operations at 5858 Horton Street, Suite 400, Emeryville, CA 94608. The old premises lease is no longer applicable.

Future minimum lease payments under non-cancelable capital and operating leases are as follows:
	Capital	Operating
Period Ending December 31, 2008	Leases	Leases
2009	$759,609	$1,841,405
2010	489,046	1,841,046
2011	81,871	1,896,277
2012	—	1,953,165
2013	—	2,011,760
2014 and thereafter	—	10,814,297
Total minimum lease payments	$1,330,526	$20,357,950
Less: Amount representing interest	(103,836)
Present value of minimum lease payments	1,226,690
Less: Current portion	(682,087)
Obligations under capital lease, net of current portion	$544,603

Bionovo, Inc.
Notes to Consolidated Financial Statements - (Continued)

9.	Income Tax

The provision for income taxes on the statements of operations includes $3,700 and $3,400 of state taxes for the years ended December 31, 2008 and 2007, respectively.

Net deferred tax assets (liabilities) are comprised of the following at December 31:

	Years Ended December 31,
	2008	2007

Net operating loss carryforward	$14,326,000	$8,123,000
Fixed assets	(290,000)	(163,000)
Stock compensation	1,033,000	510,000
Unrealized gain/(loss)	(11,000)	—
	15,080,000	8,470,000
Less valuation allowance	(15,080,000)	(8,470,000)
Net deferred tax assets	$—	$—

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes.  At December 31, 2008 and 2007, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits.  At December 31, 2008, net operating loss carryforwards were approximately $35,969,000 for federal tax purposes that expire at various dates from 2023 through 2028 and $35,970,000 for state tax purposes that expire in 2014 through 2018.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations.  The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2008 and 2007) to income taxes as follows:

	Years Ended December 31,
	2008	2007

Tax benefit computed at 34%	$(5,677,000)	$(4,385,000)
Change in valuation allowance	6,609,000	5,295,000
Change in carryovers and tax attributes	(928,300)	(906,600)
	$3,700	$3,400

Management believes that, based on a number of factors, it is not determinable that it is more likely than not that the deferred tax asset will be realized.

Bionovo, Inc.
Notes to Consolidated Financial Statements - (Continued)

10.	Quarterly results of Operations (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007:

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues	$—	$—	$—	$232,676

Operating expenses:
Research and development	2,387,393	2,552,644	3,941,303	2,534,329
General and administrative	1,822,027	1,808,303	1,222,319	1,244,777

Total expenses	4,209,420	4,360,947	5,163,622	3,779,106

Loss from operations	(4,209,420)	(4,360,947)	(5,163,622)	(3,546,430)
Interest income	306,192	189,555	142,815	91,507
Interest expense	(26,537)	(35,375)	(36,286)	(30,514)
Other expense	(15,575)	(39)	(1,322)	(35)

Loss before income taxes	$(3,945,340)	$(4,206,806)	$(5,058,415)	$(3,485,472)
Provision for income taxes	(3,256)	—	—	(484)

Net loss	(3,948,596)	(4,206,806)	(5,058,415)	(3,485,956)

Basic and diluted net loss per common share	$(0.05)	$(0.06)	$(0.07)	$(0.05)

Shares used in computing basic and diluted net loss per common share	76,343,101	76,344,199	76,363,101	76,363,101

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenues	$3,750	$3,750	$243,375	$330,875

Operating expenses:
Research and development	2,788,668	1,979,103	2,444,674	2,725,299
General and administrative	694,921	864,924	1,129,402	1,594,320

Total expenses	3,483,589	2,844,027	3,574,076	4,319,619

Loss from operations	(3,479,839)	(2,840,277)	(3,330,701)	(3,988,744)
Interest income	149,712	197,975	170,272	331,987
Interest expense	(14,081)	(12,446)	(42,370)	(17,685)
Other expense	—	—	(5,241)	(16,158)

Loss before income taxes	$(3,344,208)	$(2,654,748)	$(3,208,040)	$(3,690,600)
Provision for income taxes	(800)	(1,600)	—	(1,002)

Net loss	(3,345,008)	(2,656,348)	(3,208,040)	(3,691,602)

Basic and diluted net loss per common share	$(0.06)	$(0.04)	$(0.05)	$(0.05)

Shares used in computing basic and diluted net loss per common share	59,237,723	65,227,254	65,571,108	72,867,303

Bionovo, Inc.
Notes to Consolidated Financial Statements - (Continued)

11.	Subsequent Events

On January15, 2009, The Compensation and Nominations Committee of the Board of Directors of Bionovo, Inc. announced that they will be recommending to the Board of Directors that no executive bonuses be paid for 2008, and that there be no increase in salaries. In addition, the Company announced that it had taken other cost control actions, aimed at maximizing cash life, while not delaying key program activities.

The actions taken by the Company included:

▪	no executive management bonuses for 2008;

▪	no executive management pay rate increases for 2009;

▪	an approximately 15% reduction in staff;

▪	deferring work on preclinical drug candidates, to allow focus on clinical drug candidates; and

▪	increased effort on project partnership and strategic investors as an additional source of capital.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, PMB Helin Donovan, LLP, issued an attestation report on our assessment of our internal control over financial reporting. This report appears on page 32 of this Annual Report.

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

(a) The information required by this Item concerning our directors and directors is incorporated by reference to the definitive proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2008 fiscal year (the “2009 Proxy Statement”).

(b) The information required by this Item concerning our executive officers is set forth in the section entitled “Executive Officers” in Part I of this Form 10-K and is incorporated by reference into this section.

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. This code of ethics, which is part of our Code of Business Conduct and Ethics that applies to all of our employees, is posted on our website and can be accessed from the following link: http://www.bionovo.com/home.php?menu=investors&submenu=corporateinvestors/governance

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management, as well as equity compensation plans, is incorporated by reference to the information set forth in the sections “Beneficial Owners and Management’s Ownership of Bionovo Stock” and “Equity Compensation Plan Information” in our 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to our 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our 2009 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Index to Financial Statements.

 Included in Part II of this Report:

Page in
Form 10-K

Report of Independent Registered Public Accounting Firm	32-33
Consolidated Balance Sheets at December 31, 2008 and 2007	34
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006, and from February 1, 2002 (date of inception) to December 31, 2008	35
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006, and from February 1, 2002 (date of inception) to December 31, 2008	36
Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006, and from February 1, 2002 (date of inception) to December 31, 2008	37
Notes to Consolidated Financial Statements	38

(2)  Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(3)  Exhibits.

INDEX OF EXHIBITS
Exhibit No.		Description

2	.1(1)	Agreement of Merger and Plan of Reorganization, dated as of April 6, 2005, among Lighten Up Enterprises International, Inc., LTUP Acquisition Corp. and Bionovo, Inc.
2	.2(2)	Agreement and Plan of Merger, dated as of June 28, 2005, between Lighten Up Enterprises International, Inc. and Bionovo, Inc.
3	.1(4)	Amended and Restated Certificate of Incorporation of Bionovo, Inc.
3	.2(13)	Amended and Restated By-Laws of Bionovo, Inc.
4	.1(5)	Form of Common Stock Purchase Warrant used in Private Placement .
4	.2(10)	Form of Common Stock Certificate.
4	.3(3)	Form of Bridge Warrant.
4	.4(6)	Form of Private Placement Warrant
4	.5(2)	Registration Rights Agreement, dated September 30, 2004
4	.6(8)	First Amendment to Registration Rights Agreement
4	.7(8)	Amendment to Registration Rights Agreement
4	.8(14)	Form of Common Stock Purchase Warrant.
4	.9(15)	Common Stock Purchase Warrant
4	.10(15)	Registration Rights Agreement
10	.1(5)	Form of Private Placement Subscription Agreement
10	.2(5)	Form of Private Placement Investor Questionnaire.
10	.3(5)	Form of Private Placement Registration Rights Agreement
10	.4(5)	Form of Private Placement Acknowledgement and Amendment
10	.5(11)	Stock Incentive Plan, as amended.
10	.5*	Amended and Restated Executive Employment Agreement effective January 1, 2009, between Bionovo, Inc. and Isaac Cohen.
10	.6(12)	Assignment and Assumption Agreement, dated April 6, 2005, among the Registrant, Bionovo, Inc. and Isaac Cohen regarding Employment Agreement

10	.7*	Amended and Restated Executive Employment Agreement effective January 1, 2009, between Bionovo, Inc. and Mary Tagliaferri
10	.8(12)	Assignment and Assumption Agreement, dated April 6, 2005, among the Registrant, Bionovo, Inc. and Mary Tagliaferri regarding Employment Agreement.
10	.9(7)
Licensing and Technology Transfer Agreement, dated as of November 6, 2003, with United Biotech Corporation (certain terms of this agreement have been omitted and are subject to confidential treatment granted by the SEC)

10	.10(3)	Landlord Consent to Sublease, dated as of December 30, 2003, with Extensity, Inc. and CA- Emeryville Properties Limited Partnership
10	.11(3)	Landlord Consent to Addendum to Sublease, dated July 16, 2004, with CA-Emeryville Properties Limited Partnership and Geac Enterprise Solutions, Inc..
10	.12(3)	Office Lease, dated as of July 6, 2005, with Emery Station Joint Venture, LLC.
10	.13(3)	Merrill Lynch Bank USA Irrevocable Letter of Credit
10	.14(14)	Underwriting Agreement, dated October 31, 2007, between Bionovo, Inc. and BMO Capital Markets Corp.
10	.15(15)	Subscription Agreement
10	.16(16)	Offer Letter, dated May 29, 2007, from Bionovo, Inc. to Thomas C. Chesterman
10	.17(17)	Amendment Two to Space Lease between Bionovo, Inc. and Fitzsimons Redevelopment Authority
13.1		Bionovo, Inc.’s Annual Report to Stockholders, certain sections which have been incorporated herein by reference.
16	.1(18)	Letter regarding change in certifying accountant
21	.1(9)	Subsidiary of Registrant
23	.1*	Consent of PMB Helin Donovan, LLP
31	.1*	Certification of Chief Executive Officer
31	.2*	Certification of Chief Financial Officer
32	.1*	Certification of the Chief Executive Officer and the Chief Financial Officer

*	Filed herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2005.
(2)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14C filed with the SEC on June 3, 2005.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.
(4)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 4, 2008.
(5)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on May 11, 2005.
(6)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 22, 2005.
(7)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on October 19, 2005.
(8)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on March 10, 2006.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006.
(10)	Incorporated by reference from Exhibit 4 to the Registrant’s Form 10SB 12G filed with the SEC on November 7, 2002.
(11)	Incorporated by reference to the Registrant’s Schedule 14A filed with the SEC on April 17, 2006
(12)	Incorporated by reference to the Registrant’s Form 8-K/A, Amendment No. 1, filed with the SEC on June 3, 2005.
(13)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 7, 2008.
(14)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on November 6, 2007.
(15)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 22, 2007.
(16)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on July 13, 2007.
(17)	Incorporated by reference to the Company’s Quarterly report on Form 10-QSB for the period ended March 31, 2007, filed with the SEC on May 8, 2007.
(18)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on February 1, 2007.

(b) Index to Exhibits.

See Exhibits listed under Item 15(a) (3).

(c) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March 2009

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

Signature	Title	Date

/s/ Isaac Cohen Isaac Cohen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/s/ Thomas C. Chesterman Thomas C. Chesterman	Sr. VP and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/s/ Mary Tagliaferri Mary Tagliaferri	President, Chief Medical Officer and Director	March 13, 2009

/s/ John Baxter John Baxter	Director	March 13, 2009

/s/ George Butler George Butler	Director	March 13, 2009

/s/ Louis Drapeau Louis Drapeau	Director	March 13, 2009

/s/ David Naveh David Naveh	Director	March 13, 2009

/s/ Michael D. Vanderhoof Michael D. Vanderhoof	Director	March 13, 2009