Form 10-Q
period 2009-03-31
BIONOVO INC
filed 2009-05-07
CIK 1203957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________

Commission File No. 1-33498

BIONOVO, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5526892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5858 Horton Street, Suite 400, Emeryville, California 94608	(510) 601-2000
(Address of principal executive offices, including zip code)	(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common shares US$.0001 par value	76,363,101

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008 and from February 1, 2002 (date of inception) to March 31, 2009	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 and from February 1, 2002 (date of inception) to March 31, 2009	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1a.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

i

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Bionovo, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
	March 31, 2009	December 31, 2008
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,338	$3,270
Short-term investments	3,757	10,292
Receivables	67	126
Prepaid expenses and other current assets	438	805
Total current assets	9,600	14,493
Property and equipment, net	6,758	6,938
Other assets and patent pending, net	1,309	1,073
Total assets	$17,667	$22,504

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$471	$521
Accrued clinical and costs of other studies	86	73
Accrued compensation and benefits	360	456
Current portion of lease obligations	656	682
Other current liabilities	570	595
Total current liabilities	2,143	2,327

Non-current portion of lease obligation	392	545

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value, 190,000,000 shares authorized, 76,363,101 and 76,363,101 shares outstanding at March 31, 2009 and December 31, 2008, respectively	8	8
Additional paid-in capital	59,235	59,050
Accumulated other comprehensive gain	7	24
Accumulated deficit	(44,118)	(39,450)
Total shareholders’ equity	15,132	19,632
Total liabilities and shareholders’ equity	$17,667	$22,504

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended March 31,		Accumulated from February 1, 2002 (Date of inception) to March 31,
	2009	2008	2009

Revenues	$-	$-	$892

Operating expenses:
Research and development	3,601	2,387	30,809
General and administrative	1,009	1,822	14,558
Merger cost	-	-	1,964
Total operating expenses	4,610	4,209	47,331

Loss from operations	(4,610)	(4,209)	(46,439)

Change in fair value of warrant liability	-	-	831
Interest income	54	306	2,045
Interest expense	(33)	(27)	(399)
Other expense	(79)	(19)	(156)
Net loss	$(4,668)	$(3,949)	$(44,118)
Basic and diluted net loss per common share	$(0.06)	$(0.05)	$(1.02)

Shares used in computing basic and diluted net loss per share	76,363	76,343	43,280

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)
	Three Months Ended March 31,		Accumulated from February 1, 2002 (Date of inception) to March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(4,668)	$(3,949)	$(44,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	382	191	2,479
Stock-based compensation epxense	185	321	3,466
Amortization and accretion of investments	19	6	86
Non-cash compensation for warrants issued	-	-	1,964
Amortization of note discount	-	-	139
Amortization of deferred stock compensation	-	-	16
Change in fair value of warrrant liability	-	-	(831)
Loss on disposal of property and equipment	80	-	92
Noncash adjustment to available-for-sale securities	(1)	(3)	-

Changes in assets and liabilities:
Receivables	59	125	(67)
Prepaid expenses and other current assets	367	(125)	(438)
Deposits and other	(144)	(62)	(606)
Accounts payable	(50)	(2)	471
Accrued clinical trial costs	13	(146)	86
Other accrued liabilities	(121)	92	930
Net cash used in operating activities	(3,879)	(3,552)	(36,331)

Cash flows from investing activities:
Capital expenditures	(269)	(283)	(6,320)
Acquisition of intangible assets	(105)	(53)	(703)
Advance to officers	-	-	(2)
Purchases of available-for-sale securities	-	(7,041)	(27,611)
Proceeds from sales and maturities of investments	6,500	1,820	23,778
Net cash provided by (used in) investing activities	6,126	(5,557)	(10,858)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	-	-	49,734
Payments under capital lease obligation	(179)	(175)	(1,950)
Proceeds from exercise of warrants and options	-	-	4,880
Proceeds from convertible notes payable	-	-	(50)
Payments for financing costs for convertible notes	-	-	(87)
Net cash (used in) provided by financing activities	(179)	(175)	52,527

Net increase (decrease) in cash and cash equivalents	2,068	(9,284)	5,338
Cash and cash equivalents at the beginning of the period	3,270	28,472	-
Cash and cash equivalents at the end of the period	$5,338	$19,188	$5,338

Supplemental disclosure of cash flow information:
Interest paid	$25	$27	$381
Income taxes paid	1	1	13

Supplemental disclosure of non-cash investing and financing:
Non-cash warrant expense for warrants issued	$-	$-	$1,964
Adjustment in warrant liability	-	-	7,030
Conversion of notes payable to common stock	-	-	450
Assets acquired under capital lease	-	889	3,031
Issuance of common stock for services	-	-	165
Conversion of accrued interest payable	-	-	12
Issuance of common stock with reverse merger	-	-	4

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

    Bionovo, Inc. was incorporated in Nevada on January 29, 1998. Bionovo Biopharmaceuticals, Inc. (“Biopharma”), was incorporated and began operations in the State of California in February 2002. BioPharma completed a reverse merger transaction on April 6, 2005 with Bionovo, Inc. and on April 6, 2005, Bionovo, Inc. acquired all the outstanding shares of BioPharma in a reverse triangular merger. Effective with the merger, the directors and management of BioPharma thereupon became the directors and management of Bionovo, Inc. which has been considered the acquirer in this transaction, accounted for as a recapitalization. The business of BioPharma is now the sole business of the Company. BioPharma remains a wholly-owned subsidiary of Bionovo, Inc.

Liquidity

    The Company anticipates that any revenue or income through at least 2010 may be limited to grant revenue, payments under potential strategic collaboration agreements, investment income and other payments from other collaborators and licensees under future arrangements, to the extent that the Company enters into any future arrangements. The Company also expects to continue to incur substantial expenses relating to its research and development efforts. As a result, the Company expects to incur significant losses over the next several years unless it is able to realize additional revenues under any future agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty. Accordingly, results of operations for any period may be unrelated to the results of operations for any other period.

    The Company will need to raise and is pursuing additional funds through grants, strategic collaborations, public or private equity or debt financing, or other funding sources. This funding may not be available on acceptable terms, or at all, and may be dilutive to shareholder interests. If sufficient capital is not available within the next quarters, the Company may be required to delay, reduce the scope of or eliminate one or more of its programs, any of which could have a material adverse effect on its business. If the Company is not able to secure additional capital by the end of the year, it may be forced to terminate operations altogether in 2010.

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period.

    The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Bionovo, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) - (continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

    The consolidated financial statements include the accounts of Bionovo, Inc. and its wholly owned subsidiary. Our operations are treated as one operating segment. All inter-company balances and transactions have been eliminated.

Use of Estimates

    The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

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

    Revenue from technology licenses or other payments under collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation.

    Revenue on government contracts is recognized on a qualified cost reimbursement basis.

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

Development Stage Company

    The Company has not generated any significant revenue since inception. The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed for a development stage enterprise (DSE). Although the Company has recognized some nominal amount of revenue, the Company still believes it is devoting substantially all its efforts on developing the business and therefore qualifies as a DSE.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for the Company beginning April 1, 2009. The adoption of these FSPs is not expected to have a material impact on the Company’s financial statements.

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) - (continued)

3.  INVESTMENTS

Cash, Cash Equivalents and Short-Term Investments

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

    The following is a summary of cash, cash equivalents, and available-for-sale securities at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
	Cost	Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$68	$-	$-	$68
Money market funds	5,270	-	-	5,270
Total cash and cash equivalents	$5,338	$-	$-	$5,338

Available-for-sale investments:
US govt. agency obligations	$1,000	$2	$-	$1,002
Corporate notes	2,750	5	-	2,755
Total available-for-sale investments	$3,750	$7	$-	$3,757

	December 31, 2008
	Cost	Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$378	$-	$-	$378
Money market funds	2,433	-	-	2,433
US term deposits	458	1	-	459
Total cash and cash equivalents	$3,269	$1	$-	$3,270

Available-for-sale investments:
US govt. agency obligations	$6,500	$20	$-	$6,520
Corporate notes	3,769	3	-	3,772
Total available-for-sale investments	$10,269	$23	$-	$10,292

    As of March 31, 2009 and December 31, 2008, unrealized gain on available-for-sale securities of $7,329 and $24,236, respectively was included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) - (continued)

    The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in thousands):
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Total	(Level 1)	(Level 2)
March 31, 2009
Money market funds	$5,270	$5,270	$-
US government agencies	1,002	-	1,002
US corporate debt	2,755	-	2,755
Total	$9,027	$5,270	$3,757

	Total	(Level 1)	(Level 2)
December 31, 2008
Money market funds	$2,433	$2,433	$-
US term deposits	459	-	459
US government agencies	6,520	-	6,520
US corporate debt	3,772	-	3,772
Total	$13,184	$2,433	$10,751

4.  PROPERTY AND EQUIPMENT

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

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) - (continued)

    The following is a summary of property and equipment at cost less accumulated depreciation as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008

Office and lab equipment	$5,460	$5,290
Leasehold improvements	3,331	3,440
Computer equipment and software	269	249
	9,060	8,979
Less: accumulated depreciation	(2,302)	(2,041)
Property and equipment, net	$6,758	$6,938

    Office and lab equipment include gross assets acquired under capital leases of approximately $2.0 million as of March 31, 2009 and $3.0 million as of December 31, 2008.  Amortization of assets under capital leases is included in depreciation expense.  For the three months ended March 31, 2009 and 2008, the Company recorded depreciation expense of approximately $0.4 million and $0.2 million, respectively.

Intangible assets - Patent Costs

    Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. As of March 31, 2009, the Company had capitalized $0.7 million in patent licensing costs. For the three months ended March 31, 2009 and 2008, we recorded amortized expense of $13,000 and $6,000.

5.  BASIC AND DILUTED LOSS PER SHARE

    Basic net loss per common share is based on the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not increase the net loss per share.

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is antidilutive.  The effect of the options and warrants was antidilutive for the three months ended March 31, 2009 and 2008.  The following table shows the total outstanding securities considered antidilutive and therefore excluded from the computation of diluted net loss per share:

	Three Months Ended March 31,
	2009	2008

Options to purchase common stock	5,222,421	4,767,921
Options to purchase common stock - outside plan	103,212	103,212
Warrants to purchase common stock	10,466,633	10,466,633
Total	15,792,266	15,337,766

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) - (continued)

6.  COMPREHENSIVE LOSS

    Comprehensive loss includes net loss and other comprehensive income, which for us is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity (deficit). Comprehensive loss and its components are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(4,668)	$(3,949)
Unrealized gain (loss) on securities available-for-sale	(17)	16
Comprehensive loss	$(4,685)	$(3,933)

7.  SHARE-BASED COMPENSATION

    In 2005, the board of directors adopted the Stock Incentive Plan, as amended, of Bionovo Biopharmaceuticals and authorized 3,496,788 shares of common stock for issuance under the Plan. In May 2006 and June 2008, shareholders approved increases of 3,000,000 additional shares for the option plan resulting in a total of 9,496,788 shares reserved for issuance under the plan.

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

    The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 (in thousands).

	Three Months Ended March 31,
	2009	2008
Research and development	$120	$73
General and administrative	65	248
Total share-based compensation expense	$185	$321

There was no capitalized share-based compensation cost as of March 31, 2009 and there were no recognized tax benefits during the three months ended March 31, 2009 and 2008.

To estimate the value of an award, the Company uses the Black-Scholes option pricing model.  This model requires inputs such as expected life, expected volatility and risk-free interest rate.  The forfeiture rate also impacts the amount of aggregate compensation.  These inputs are subjective and generally require significant analysis and judgment to develop.  While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards.

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) - (continued)

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Dividend yield	0%	0%
Expected volatility	122.4%	92.8%
Risk-free interest rate	1.40%	2.80%
Expected life	3.75 years	5.0 years

Share option activity for the three months ended March 31, 2009 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	5,214,588	$1.89
Granted	300,000	0.25
Exercised	-	-
Forfeited, expired or canceled	(292,167)	3.16
Options outstanding at March 31, 2009	5,222,421	$1.73	3.78	$-
Options exercisable at March 31, 2009	3,060,505	$1.36	3.81	$-
Options exercisable and options expected to vest at March 31, 2009	5,085,541	$1.71	3.23	$-

Unvested share activity for the three months ended March 31, 2009 was as follows:
	Unvested Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2008	2,303,583	$1.62
Granted	300,000	0.19
Vested	(162,000)	0.96
Forfeited	(279,667)	2.41
Unvested balance at March 31, 2009	2,161,916	$1.37

As of March 31, 2009, the Company had approximately 3.9 million common shares reserved for future grant under its share option plan and there were no shares exercised during the first three months of 2009.

At March 31, 2009, there was $2.2 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.3 years.

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) - (continued)

8.  STOCK WARRANTS

    The Company has issued warrants to investors as part of its overall financing strategy. There were no warrants issued for the three months ended March 31, 2009.  As of March 31, 2009, there were 10.5 million warrants to purchase Bionovo shares outstanding with a weighted average price of $2.58 and an aggregate exercise price of $27.0 million.

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

    The following table summarizes information about all callable warrants outstanding as of March 31, 2009:

Date Issued	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)

September 2004	222,449	$0.50	0.42
April 2005	926,040	0.57	1.02
May 2005	402,000	0.77	1.10
January 2007	3,592,369	2.13	2.81
October 2007	5,323,775	3.50	3.59
	10,466,633	2.58	2.93

9.  LEASES, COMMITMENTS AND CONTINGENCIES

    The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $2.0 million at March 31, 2009 and $3.0 million at December 31, 2008. Amortization of assets under capital leases is included in depreciation expense and accumulated amortization at March 31, 2009 and December 31, 2008 was $0.6 million and $1.0 million, respectively.

    The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2019. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $47,000 per month. Operating lease expense totaled approximately $0.5 million for the three months ended March 31, 2009 and $0.1 million for the same period of 2008.

    Future minimum lease payments under non-cancelable capital and operating leases are as follows:

	Capital Leases	Operating Leases
2009(1)	$556	$1,413
2010	489	1,848
2011	82	1,903
2012	-	1,959
2013	-	2,018
2014 and thereafter	-	11,139
Total minimum lease payments	$1,127	$20,280
Less: Amount representing interest	(79)
Present value of minimum lease payments	$1,048
Less: Current portion	(656)
Obligations under capital lease, net of current portion	$392
_______________________
(1) For the nine months ending December 31, 2009

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) - (continued)

10.  INCOME TAX

    We do not have any unrecognized tax benefits and do not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended March 31, 2009.  As of March 31, 2009, we had recorded a full valuation reserve for all of our recognized tax benefits.

    The U.S. Tax Code limits the annual use of net operating loss and tax credit carry forwards in certain situations where changes occur in stock ownership of a company. We have not performed an ownership analysis but it is possible that there has been a change in ownership. In the event we have a change in ownership, as defined, the annual utilization of such carry forwards could be limited and our loss and credit carry forwards may expire unused. Our net operating losses and tax credit carry forwards are more fully described in our 2008 Annual Report on Form 10-K.

    We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating losses that are being carried forward for tax purposes. We do not believe there will be any material changes in our tax positions over the next 12 months.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following should be read in conjunction with our consolidated financial statements located in this Quarterly Report and in our Form 10-K for the year ended December 31, 2008 and other documents filed by us from time to time with the Securities and Exchange Commission. Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipeline, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. We do not undertake any obligation to update forward-looking statements.

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

    The historical information in this report is that of Bionovo Biopharmaceuticals as if Bionovo Biopharmaceuticals had been the registrant for all the periods presented in this report. The historical information in the Management’s Discussion and Analysis or Plan of Operation and the audited consolidated financial statements presented in this report include those of Bionovo Biopharmaceuticals prior to the reverse merger, as these provide the most relevant information for us on a continuing basis.

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

    Our lead drug candidate, MenerbaTM, is designed and conceived for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed MenerbaTM to selectively modulate estrogen receptor beta (ERβ) and to provide a safe and effective alternative to existing FDA approved therapies that pose a significant risk to the patient for developing breast cancer and other serious diseases. In preclinical studies, MenerbaTM inhibited tumor growth as well as bone resorption known to cause osteoporosis, which is commonly developed during menopause. This activity, if confirmed in clinical testing, would differentiate MenerbaTM from some existing therapies and other therapies in clinical development. In our completed, randomized, placebo-controlled Phase II trial involving 217 patients for which we announced results in 2007, the higher of two MenerbaTM doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes as well as a statistically significant reduction in night awakenings, when compared to placebo at 12 weeks of treatment, which represents superior efficacy to existing non-hormonal therapies. We plan to seek FDA approval to conduct further clinical testing at multiple clinical sites in the U.S. We believe that MenerbaTM’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and other therapies under development and testing.

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

    We have a diverse pipeline of additional preclinical drug candidates in both women’s health and cancer. We submitted an investigational new drug, or IND, application and plan to initiate, when funding allows, a Phase I trial in the second half of 2009 for our second women’s health drug candidate, VG101, for the treatment of post-menopausal vulvar and vaginal atrophy, or ”vaginal dryness”. We have identified or begun preclinical work on other drug candidates for a variety of indications within women’s health and cancer. We have internally discovered and developed all of our drug candidates using our proprietary biological and chemical techniques.

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

    We expect to continue to incur significant operating losses for the foreseeable future, and do not expect to generate profits until and unless our drug candidates have been approved and are being marketed with commercial partners. As of March 31, 2009, we had an accumulated deficit of $44.1 million. Historically we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments.

    We will need to raise and are pursuing additional funds through grants, strategic collaborations, public or private equity or debt financing, or other funding sources. This funding may not be available on acceptable terms, or at all, and may dilutive to shareholder interests. If sufficient capital is not available within the next quarters, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business. If we are not able to secure additional capital by the end of the year, we may be forced to terminate operations altogether in 2010.

Development Stage Company

    We have not generated any significant revenue since inception. The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed for a development stage enterprise (DSE). Although the Company has recognized some nominal amount of revenue, the Company still believes it is devoting, substantially, all its efforts on developing the business and, therefore, still qualifies as a DSE.

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

    Revenue from technology licenses or other payments under collaborative agreements where we have a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation.

    Revenue on government contracts is recognized on a qualified cost reimbursement basis.

Accruals

    As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with selected service providers and make adjustments, if necessary. Examples of estimated accrued expenses include:

•	fees paid to contract research organizations in connection with preclinical and toxicology studies and clinical trials;
•	fees paid to investigative sites in connection with clinical trials;
•	fees paid to contract manufacturers in connection with the production of clinical trial materials; and
•	professional service fees.

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

Share-Based Compensation

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

Income Tax

    We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction.  Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of March 31, 2009, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

    We generated net losses since inception through the year ended December 31, 2008 and accordingly did not record a provision for federal income taxes. Deferred tax assets of $15.1 million as of December 31, 2008 were primarily comprised of federal and state tax net operating loss, or NOL, carryforwards. Due to uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carry-forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

Recent Accounting Pronouncements

    In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective beginning April 1, 2009. The adoption of these FSPs is not expected to have a material impact on our financial statements.

Research and Development Activities

    Research and development costs are charged to expense when incurred. The major components of research and development costs include clinical manufacturing costs, pre-clinical and clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and facilities costs.

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

    During the three months ended March 31, 2009, we incurred research and development expenses of $3.6 million. We further expect that research and development expenses will increase over the coming months as we continue development of our drugs.

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

Results of Operations

Revenues

We did not recognize any revenue for the periods ended March 31, 2009 and 2008.

Research and Development Expenses

	Three Months Ended March 31,
	2009	2008	Change in %
	(1,000's)	(1,000's)
Research and development expenses	$3,601	$2,387	51%

    Research and development (R&D) expenses reflect costs for the development of drugs and include salaries, contractor and consultant fees and other support costs, including employee stock-based compensation expense. The increase of $1.2 million in 2009 from 2008 is due to an increase in R&D related depreciation, facilities and information technology charges resulting from the move to our new office and laboratory space combined with an increase in R&D personnel.

    For the three months ended March 31, 2009, we recognized $120,000 in employee stock-based compensation expenses charged to R&D expenses compared to $73,000 for the same period in 2008 due to an increase in options granted to R&D personnel. All costs incurred for research and development are expensed as incurred.

General and Administrative Expenses

	Three Months Ended March 31,
	2009	2008	Change in %
	(1,000's)	(1,000's)
General and administrative expense	$1,009	$1,822	-45%

    General and administrative (G&A) expense includes personnel costs for finance, administration, information systems, marketing, professional fees as well as facilities expenses. We do not currently have any dedicated sales support or marketing personnel. Marketing and communications expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. The $0.8 million decrease in G&A expenses in the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to decreases in G&A related depreciation, facilities and information technology expenses resulting from the move to our new office and laboratory space.

    For the three months ended March 31, 2009, we recognized $65,000 in employee stock-based compensation expenses charged to G&A expenses, compared to $248,000 for the same period in 2008.  The decrease is primarily related to forfeitures of unvested shares related to employee terminations in the first quarter of 2009 combined with decreased options granted to G&A personnel.

Interest Income, Interest Expense and Other Expense

	Three Months Ended March 31,
	2009	2008	Change in %
	(1,000's)	(1,000's)
Interest income	$54	$306	-82%
Interest expense	(33)	(27)	22%
Other income (expense), net	(79)	(19)	316%
Total	$(58)	$260	-122%

    Interest income is derived from cash balances and short term investments. The decrease in interest income for the three months ended March 31, 2009 compared to the same period in 2008 reflects a lower average cash balance.

    Interest expense includes interest expense from lease agreements for laboratory equipment.   The increase in other expense is due primarily to approximately $80,000 in loss on fixed asset disposal associated with the move to our new offices in the first quarter of 2009.

Income Taxes

    We anticipate losses for the current fiscal year and no income tax provision for the current quarter has been provided. In addition, we have substantial net operating loss carry forwards available to offset future taxable income, if any, for federal and state income tax purposes. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

    Since our inception, we have incurred losses, and we have relied primarily on leasing, public and private financing to fund our operations.

    As of March 31, 2009 we had cash, equivalents and short term investments of $9.1 million compared to $13.6 million at December 31, 2008. This decrease in cash, cash equivalents and short term investments for the three months ended March 31, 2009 is due to net cash used in operating activities of $3.9 million for the three months ended March 31, 2009 and $0.6 million in expenditures for capital assets, patent costs and payments on our capital lease agreements.

    Net cash provided by investing activities was $6.1 million in 2009 compared to net cash used in investing activities of $5.6 million in 2008. Cash provided by net short-term investment activities was $6.5 million in 2009 compared to cash used in net short-term investment activities of $5.2 million during the same period in 2008 due to the use of proceeds from short-term investments to fund operations in 2009.  Expenditures for capital assets were consistent over the periods and activity in the first quarter of 2009 primarily related to the acquisition of new equipment for our new office space.  Legal and other costs associated with pending patent application increased by $52,000 for the three months ended March 31, 2009 due to the increase in new patent applications filed with the US Patent office.

    Net cash used by financing activities for the first quarters of 2009 and 2008 was due to payments on our capital lease obligations and was consistent over both periods.

    As of March 31, 2009, we had an accumulated deficit of $44.1 million, working capital of $7.4 million and shareholders’ equity of $15.1 million. Management believes that cash and cash equivalents on hand at March 31, 2009, will be sufficient to enable us to meet our obligations into the first quarter of 2010. However, if we change our development plans, we may need additional funds sooner than we expect. In addition, we anticipate that our costs for the MF101 and BZL101 programs will increase over the next few years. While these costs are unknown at the current time, we will need to raise additional capital to continue the program in future periods through and beyond 2009. We intend to seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources.  If sufficient capital is not available within the next quarters, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business. If we are not able to secure additional capital by the end of the year, we may be forced to terminate operations altogether in 2010.

Commitments and Contingencies

    Our contractual obligations and future minimum lease payments that are non-cancelable at March 31, 2009 are disclosed in the following table (in thousands).

	Total	2009	2010	2011	2012	2013	2014 and beyond

Unconditional purchase obligations	$1,317	$1,317	$-	$-	$-	$-	$-
Operating lease obligations	20,280	1,412	1,848	1,903	1,960	2,018	11,139
Capital lease obligations	1,127	556	489	82	-	-	-
Total contractual commitments	$22,724	$3,285	$2,337	$1,985	$1,960	$2,018	$11,139

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

    As of March 31, 2009, we had cash, cash equivalents and short-term investments of $9.1 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II – OTHER INFORMATION

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

ITEM 1a.                      RISK FACTORS

    There have been no material changes to the risk factors disclosed in our 2008 Annual Report on Form 10-K as filed on March 13, 2009.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit
Number

31.1	Certification of Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of May 2009.

BIONOVO, INC.

By:	/s/ Isaac Cohen

Isaac Cohen
Chairman and Chief Executive Officer

By:	/s/ Thomas Chesterman

Thomas Chesterman
Senior Vice President and Chief Financial Officer