Form 10-K/A
period 2008-12-31
BIONOVO INC
filed 2009-05-22
CIK 1203957

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K/A (Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 1-33498

BIONOVO, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-5526892
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5858 Horton Street, Suite 400, Emeryville, California	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 601-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the last trade price of the common stock reported on the NASDAQ Global Capital on June 30, 2008 was approximately $68.7 million.*

The number of shares of common stock outstanding as of March 31, 2009 was 76,363,101.

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 13, 2009, solely for the purpose of providing certain information required by Part III of Form 10-K and to reflect exhibits filed with this Amendment No. 1. In connection with the filing of this Amendment, and as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company is also filing new certifications of its principal executive officer and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Unless otherwise stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update in any way disclosures contained in the original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their ages as of March 31, 2009 are as follows:

Name	Age	Position

Isaac Cohen, O.M.D.,L.Ac.	46	Chairman, Chief Executive Officer, Chief Scientific Officer and Director
Mary Tagliaferri, M.D., L.Ac	43	President, Chief Medical Officer, Chief Regulatory Officer and Director
Thomas C. Chesterman, M.B.A.	49	Senior Vice President and Chief Financial Officer
John Baxter, M.D.	68	Director
George Butler, Ph.D	61	Director
Louis Drapeau, C.P.A., M.B.A.	65	Director
David Naveh, Ph.D.	57	Director
Michael D. Vanderhoof	49	Director

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

John D. Baxter, M.D., 68, has been a director since April 14, 2008. Dr. Baxter is currently Senior Member and Co-Director of the Center for Diabetes Research at The Methodist Hospital Research Institute, and Head of endocrinology at The Methodist Hospital.  He was associated with the University of California, San Francisco (or “UCSF”) from 1970-2008 where he was a Professor of Medicine from 1979-2008, Chief of the Endocrinology, Parnassus Campus from 1980 to 1997, and Director of UCSF’s Metabolic Research Unit from 1981 to 1999. Dr. Baxter was President of The Endocrine Society from June 2002 to June 2003. He was a founder and served as a director of California Biotechnology, Inc. (now Scios, Inc., a division of Johnson & Johnson) from 1982 until 1992 and was a founder and Director of Karo Bio A.B., a Swedish biotechnology company and SciClone Pharmaceuticals. Dr. Baxter has also been elected to the National Academy of Sciences and the Institute of Medicine of the National Academy of Sciences, and he received the Outstanding Investigator Award from the Howard Hughes Medical Institute.

George Butler, Ph.D., 61, has been a director since March 11, 2008. Currently, Dr. Butler serves as the Chairman and President of SingEval (Singapore) Pte. Ltd., based in Singapore and the US. Dr. Butler was formerly the vice president, Customer Relationships, Global Development of AstraZeneca, plc. Prior to this, he was vice president, head of regulatory affairs. Prior to his time at AstraZeneca, Dr. Butler was vice president and head of regulatory affairs with Novartis AG. Dr. Butler has over 30 years of healthcare research and business experience, primarily in a development environment in multiple biopharmaceutical companies and has also been active for many years in advancing Asian-Western development/regulatory single programs.

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

Michael Vanderhoof, 49, has been a director since June 2005. Mr. Vanderhoof is Chairman of Cambria Asset Management, LLC, which owns Cambria Capital, LLC, a NASD registered broker dealer with offices in Los Angeles and Salt Lake City. Mr. Vanderhoof is also a co-manager of Cambria Investment Fund LP. Mr. Vanderhoof has over 20 years of experience in the capital markets. Mr. Vanderhoof is also a director of Auxilio, Inc.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Dr. George Butler filed one late report relating to the grant of stock options and Mr. Louis Drapeau filed two late reports each relating to the grant of stock options.

Corporate Governance

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. This code of ethics, which is part of our Code of Business Conduct and Ethics that applies to all of our employees, is posted on our website and can be accessed from the following link: http://www.bionovo.com/home.php?menu=investors&submenu=corporategovernance. We will also provide to any person without charge, upon written request to Bionovo, a copy of this code of ethics. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Nominations to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Audit Committee

The Company has a separately-designated standing audit committee (the “Audit Committee”) established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is presently composed of Louis Drapeau, who serves as chairperson, John Baxter, and Dr. Naveh. No member of the Audit Committee is an employee or officer of the Company. The functions of the Audit Committee include, among other things, reviewing the Company’s annual and quarterly financial statements, reviewing the results of each audit and quarterly review by the Company’s independent public accountants, reviewing the Company’s internal audit activities and discussing the adequacy of the Company’s accounting and control systems. The Audit Committee met four times during the fiscal year ended December 31, 2008.

The Audit Committee Charter provides that the Audit Committee will consist of no fewer than three members, each of whom is independent under NASDAQ rules. Louis Drapeau, John Baxter, and Dr. Naveh are “independent” directors, as defined in the Securities Exchange Act of 1934 as well as under the rules and regulations of the American Stock Exchange or the NASDAQ Stock Market, to the extent any of the Company’s securities are traded or quoted thereon. Louis Drapeau is qualified to be an “audit committee financial expert,” as that term is defined by Regulation S-K of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

2008 Executive Compensation Summary

The following table sets forth information regarding compensation earned in the fiscal years ended December 31, 2008, 2007 and 2006 by our Chairman and CEO, our President and Chief Medical Officer, and our Chief Financial Officer (these individuals are collectively referred to as our “named executive officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards(1) ($)	Non-Equity Incentive Plan Comp(4) ($)	All Other Compensation ($)	Total ($)

Isaac Cohen(2)	2008	373,154	—	—	—	—	22,496	395,650
Chairman and Chief	2007	295,000	—	—	—	100,000	22,536	417,536
Executive Officer	2006	194,423				65,000	14,757	274,180

Mary Tagliaferri(3)	2008	373,154	—	—	—	—	22,643	395,797
President and Chief	2007	295,000	—	—	—	100,000	22,943	417,943
Medical Officer	2006	194,423				65,000	14,757	274,180

Thomas Chesterman(5)	2008	319,898	—	—	—	—	20,383	340,281
Senior Vice President and	2007	140,769	—	—	187,277	75,000	2,116	405,162
Chief Financial Officer	2006	—	—	—	—	—	—	—

(1)

The method of and assumptions used to calculate the value of the options granted to our named executive officers is discussed under Note 6 of the Notes to the Financial Statements included in Bionovo’s Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 13, 2009.

(2)	Salary was increased to $375,000 effective January 1, 2008.

(3)	Salary was increased to $375,000 effective January 1, 2008.

(4)	There were no cash bonuses awarded to the Named Executive Officers for the year ended December 31, 2008.

(5)	Thomas Chesterman commenced his employment with us on July 11, 2007. Salary was increased to $320,000 effective January 1, 2008.

All Other Compensation in the summary compensation table above includes the following components:

Name	Year	Car Allowance ($)	Health Care Contributions ($)	Life Insurance Premiums ($)	Total ($)

Isaac Cohen	2008	11,950	9,282	1,264	22,496
	2007	15,440	6,798	298	22,536
	2006	8,709	6,048	—	14,757

Mary Tagliaferri	2008	11,950	9,282	1,411	22,643
	2007	15,937	6,798	208	22,943
	2006	8,709	6,048	—	14,757

Thomas Chesterman	2008	—	10,850	9,533	20,383
	2007	—	—	2,116	2,116
	2006	—	—	—	—

Potential Payments Upon Termination or Change in Control

The following table and summary set forth potential payments payable to our current executive officers upon termination of employment or a change in control. The Board may in its discretion revise, amend or add to the benefits if it deems advisable. The table below reflects amounts payable to our executive officers assuming their employment was terminated on December 31, 2009:

Name	Benefit	Termination Without Cause Prior to a Change in Control ($)	Termination Without Cause or Constructive Termination Following a Change in Control ($)

Isaac Cohen	Salary	375,000	375,000
	Bonus	150,000	150,000
	Benefits continuation	—	12,000
	Total value:	525,000	537,000

Mary Tagliaferri	Salary	375,000	375,000
	Bonus	150,000	150,000
	Benefits continuation	—	12,000
	Total value:	525,000	537,000

Thomas Chesterman	Salary	320,000	160,000
	Bonus	128,000	64,000
	Benefits continuation	—	—
	Total value:	448,000	224,000

Employment and Separation Agreements

Isaac Cohen, the Company’s Chief Executive Officer, has an employment agreement with Bionovo that provides for an annual salary of $375,000, subject to annual review and potential increase by the Board of Directors. Mr. Cohen is eligible to receive annual bonuses in cash or stock options as awarded by the Board of Directors in its discretion. Mr. Cohen also is entitled to an automobile allowance of up to $750 per month plus certain related expenses and we have agreed to indemnify him in his capacity as an officer or director. Mr. Cohen will receive a severance payment equal to his target bonus for the year, prorated for the number of months during the calendar year that he was employed. The agreement is effective as of January 1, 2008 and will terminate no later than July 1, 2010.

Mary Tagliaferri, the Company’s Chief Regulatory Officer, has an employment agreement with Bionovo that provides for an annual salary of $375,000, subject to annual review and potential increase by the Board of Directors. Dr. Tagliaferri is eligible to receive annual bonuses in cash or stock options as awarded by the Board of Directors in its discretion. Dr. Tagliaferri also is entitled to an automobile allowance of up to $750 per month plus certain related expenses and we have agreed to indemnify her in her capacity as an officer or director. Dr. Tagliaferri will receive a severance payment equal to her target bonus for the year, prorated for the number of months during the calendar year that she was employed. The agreement is effective as of January 1, 2008 and will terminate no later than July 1, 2010.

Grants of Plan-Based Awards

There were no plan-based awards granted to the Named Executive Officers during the fiscal year ended December 31, 2008. The option awards and unvested portion of the stock awards identified in the table below are also reported in the Outstanding Equity Awards Table at December 31, 2008 on the following page.

Name	Grant Date	Approval Date	Estimated Future Payments Under Non-Equity incentive Plan Awards(1) Target ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (2) (#)	Exercise or Base Price of Option Awards(3) ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)

Isaac Cohen	N/A	N/A	—	—	—	—	—
Mary Tagliaferri	N/A	N/A	—	—	—	—	—
Thomas Chesterman	7/11/2007	7/11/2007	—	—	800,000	2.98	1,443,763
	11/01/2007	11/01/2007	—	—	200,000	2.34	283,423

(1)	There were no cash bonuses awarded to the Named Executive Officers for the year ended December 31, 2008.

(2)

This column shows the number of shares based on the option grant on July 11, 2007 and November 1, 2007, respectively, to the Named Executive Officer which vests ratably over a four year period with one-fourth vesting on the anniversary of the hire date through July 2012.

(3)

This column shows the exercise price for the stock options granted to the Named Executive Officers, which was the closing price of Bionovo stock on the date the Compensation and Nominations Committee approved and granted such options.

(4)

This column shows the full grant date fair value of stock options granted to the Named Executive Officers in 2007. The full grant date fair value is the amount that the company would expense in its financial statements over the award’s vesting schedule.

Outstanding Equity Awards

The following table shows all outstanding equity awards held by the Named Executive Officers as of December 31, 2008:

	Number of Securities Underlying Unexercised Options(1)
Name	(#) Exercisable	(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Isaac Cohen(2)	—	—	—	—
Mary Tagliaferri(2)	—	—	—	—
Thomas Chesterman	200,000	600,000	2.98	7/11/2012
	50,000	150,000	2.34	11/01/2012

(1)	Options granted upon hire vest ratably over a four year period with ¼ vesting on the anniversary of the hire date.

(2)

Isaac Cohen, our Chairman and Chief Executive Officer, and Mary Tagliaferri, our President and Chief Medical Officer, do not currently participate in the stock incentive plan pursuant to the terms of their employment and separation agreements.

Options Exercised

There were no options exercised by the Named Executive Officers during the fiscal year ended December 31, 2008.

Compensation Discussion And Analysis

The policies of the Compensation Committee, or the Committee, with respect to the compensation of executive officers, including the Chief Executive Officer, or CEO, are designed to provide compensation sufficient to attract, motivate and retain executives of outstanding ability and potential and to establish an appropriate relationship between executive compensation and the creation of stockholder value. To meet these goals, the Committee recommends executive compensation packages to our board of directors that are based on a mix of salary, bonus and equity awards.

Our Compensation Committee operates pursuant to a charter that further outlines the specific authority, duties and responsibilities of our Compensation Committee. The charter is periodically reviewed and revised by our Compensation Committee and our Board of Directors and is available on our website at: http://www.bionovo.com under the heading “Investors – Corporate Governance” however, information found on our website is not incorporated by reference into this Annual Report on Form 10-K.

Executive Compensation Philosophy And Objectives

The Compensation Committee’s goals with respect to executive officers are to provide compensation sufficient to attract, motivate and retain executives of outstanding ability, performance, and potential, and to establish and maintain an appropriate relationship between executive compensation and the creation of stockholder value. The Compensation Committee believes that the most effective compensation program is one that provides competitive base pay, rewards the achievement of established annual and long-term goals and objectives, and provides an incentive for retention.

Overall, we seek to provide total compensation packages that are competitive in terms of total potential value to our executives, and that are tailored to the unique characteristics of our company in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our stockholders. We intend to be competitive with other similarly situated companies in our industry.

Benchmarking Of Cash And Equity Compensation

The Committee believes it is important when making its compensation-related decisions to be informed as to current practices of similarly situated publicly held companies in the life sciences industry. Although the Committee has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, our executives’ compensation packages have more recently reflected an increased focus on performance and equity-based compensation, as we believe it is important to maintain a strong link between executive incentives and the creation of stockholder value. We believe that performance and equity-based compensation are the most important component of the total executive compensation package for maximizing stockholder value while, at the same time, attracting, motivating and retaining high-quality executives.

The Committee has also historically taken into account input from other sources, including input from other independent members of the board of directors and publicly available data relating to the compensation practices and policies of other companies within and outside of our industry. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, we generally believe that gathering this information is an important part of our compensation-related decision-making process.

The Committee intends to retain the services of third-party executive compensation specialists from time to time, as the Committee sees fit, in connection with the establishment of cash and equity compensation and related policies.

Executive Compensation Components

Base Salary. Base salary is the primary fixed compensation element in the executive pay program. Our Compensation Committee believes that increases to base salary should reflect the job responsibilities, the individual’s performance for the preceding year and his or her pay level relative to similar positions at companies in our peer group as well as internal equity with respect to the rest of the executive team. We believe that maintaining base salary amounts at or near the industry median minimizes competitive disadvantage while avoiding paying amounts in excess of what we believe to be necessary to motivate executives to meet corporate goals. Base salaries are generally reviewed annually, and the Committee and board will seek to adjust base salary amounts to realign such salaries with median market levels after taking into account individual responsibilities, performance and experience. These guidelines are used throughout our company for employees at all grade levels. Executive officer base salary increases are effective on January 1 of each year, which is the same effective date for the rest of our employees.

Annual Incentive Bonus Program. In addition to base salaries, we believe that performance-based cash bonuses play an important role in providing incentives to our executives to achieve defined annual corporate goals. Our annual incentive bonus program is an “at-risk” compensation arrangement designed to reward our executive officers (as well as all our employees) for the achievement of key financial and operational goals that we believe will provide the foundation for creating longer-term stockholder value. Payment of bonuses to our executive officers is subject to the achievement of a minimum performance threshold tied to our corporate goals established by the Board of Directors.

At the end of each year, the Board, upon the recommendation of the Committee, determines the level of achievement for each corporate goal. Final determinations as to bonus levels are then based on the achievement of these corporate goals, which are the same for all executives, as well as our assessment as to the overall success of our company and the development of our business. Actual bonuses are paid to the executives at the end of each fiscal year and may be above or below target bonus levels, at the discretion of the board. Bonus payments under our annual bonus plan are contingent on continued employment with the company at the end of the year.

Equity Compensation. We believe that providing a significant portion of our executives’ total compensation package in stock options and other equity awards aligns the incentives of our executives with the interests of our stockholders and with our long-term success. The Committee and board develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives. This judgment is based in part on information provided by benchmarking studies.

We grant equity awards through our Equity Incentive Plan, which was adopted by our board and stockholders to permit the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and other stock-based awards to our officers, directors, scientific advisory board members, employees and consultants. All of our employees, directors, scientific advisory board members and consultants are eligible to participate in the Equity Incentive Plan.

Based on 2008 results, the Committee recommended to the Board that no salary increases, incentive bonuses or equity awards be granted to our executives.

Equity Grant Practices. Equity grants made to our executive officers, including the Chief Executive Officer, are approved by the full Board of Directors upon the recommendation of the committee. We grant options at exercise prices equal to or above the closing price of our common stock on the NASDAQ Capital Market on the date of grant. In addition, we do not coordinate grants of options so that they are made before an announcement of favorable information, or after an announcement of unfavorable information. We do not reprice options. Likewise, if our stock price declines after the grant date, we do not replace options.

Benefits and Perquisites. Beginning in fiscal year 2005 all executive officers are eligible to receive health care coverage that is generally available to other Bionovo employees. For the fiscal year ended December 31, 2008, we contributed $29,414.

Bionovo maintains a tax-qualified 401(k) Plan, which provides for broad-based employee participation. Under the 401(k) Plan, all Bionovo employees were eligible to contribute up to $15,500 of their compensation in 2008 subject to certain Internal Revenue Service and plan restrictions. Bionovo does not provide defined benefit pension plans or defined contribution retirement plans to its executives or other employees other than the 401(k) Plan.

We offer our Chairman and CEO, our President and Chief Medical Officer, and our Chief Financial Officer personal life insurance policies of up to $1.0 million paid for by the Company.

We also offer a number of other benefits to the executive officers pursuant to benefit programs that provide for broad-based employee participation. These benefits programs include medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, wellness programs, educational assistance, employee assistance and certain other benefits.

The 401(k) Plan and other generally available benefit programs allow us to remain competitive for employee talent, and we believe that the availability of the benefit programs generally enhances employee productivity and loyalty to Bionovo. The main objectives of Bionovo’s benefits programs are to give our employees access to quality healthcare, financial protection from unforeseen events, assistance in achieving financial retirement goals, enhanced health and productivity and to provide support for global workforce mobility, in full compliance with applicable legal requirements. These generally available benefits typically do not specifically factor into decisions regarding an individual executive’s total compensation or equity award package.

On an annual basis, we benchmark our overall benefits programs against our peers using biotechnology industry data. We also analyze changes to our benefits programs in light of the overall objectives of the program, including the effectiveness of the retention and incentive features of such programs. It is generally our policy not to extend significant perquisites to our executives that are not available to our employees generally. We have no current plans to make changes to levels of benefits and perquisites provided to executives.

Nonqualified Deferred Compensation The Company does not have a Deferred Compensation Plan.

Tax Considerations. We believe it is in our best interest, to the extent practical, to have executive officer compensation be fully deductible under Section 162(m). Section 162(m) of the Code generally provides that a publicly-held company may not deduct compensation paid to certain of its top executive officers to the extent that such compensation exceeds $1 million per officer in a calendar year. Compensation that is “performance-based compensation” within the meaning of the Code does not count toward the $1 million deduction limit.

We have taken steps to structure payments to executive officers under the corporate bonus and equity compensation programs to meet the Section 162(m) requirements. Our Compensation Committee nevertheless retains the discretion to provide compensation that potentially may not be fully deductible to reward performance and/or enhance retention.

Non-Employee Director Compensation

For the year ended December 31, 2008, each of our non-employee directors received an annual retainer of $24,000, except for Dr. Baxter who joined the Board on April 14, 2008 and received a pro-rata retainer. Brooks Corbin, Mimi Hancock, and Richard Juelis did not stand for re-election in 2008 and accordingly were paid a pro rata retainer based on time served. Total compensation paid to non-employee directors in 2008 was $171,250. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with our policy.

During 2008, we granted options to purchase an aggregate of 125,000 shares of common stock to our non-employee directors pursuant to the 2005 Equity Incentive Plan at a weighted average exercise price per share of $1.20. As of March 31, 2009, no options had been exercised under the Equity Incentive Plan.

The following table sets forth a summary of the compensation we paid to our non-employee directors who served during the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Total ($)

John Baxter(2)	18,000	23,608	41,608
George Butler(3)	24,000	23,430	47,430
Brooks Corbin(4)	19,500	2,977	24,477
Louis Drapeau(5)	31,500	23,430	54,930
Mimi Hancock(6)	14,500	1,731	16,231
Richard Juelis(7)	12,000	(5,362)	6,638
David Naveh(8)	27,750	25,574	53,324
Michael Vanderhoof(9)	24,000	34,057	58,057

(1)

Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by Bionovo in fiscal 2008 for option awards as determined pursuant to Statement of Financial Accounting Standards No. 123(R), or FAS 123(R). The assumptions used to calculate the value of option awards are set forth under Note 6 of the Notes to the Financial Statements included in Bionovo’s Annual Report on Form 10-K for the fiscal year ended 2008 filed with the SEC on March 13, 2009.

(2)

Reflects the compensation costs recognized by Bionovo in fiscal 2008 for stock option grants with the following fair values as of the grant date: (a) $17,827 for a stock option grant to purchase 25,000 shares of common stock made on April 14, 2008 at an exercise price of $1.30 per share; and (b) $5,781 for a stock option grant to purchase 10,000 shares of common stock made on June 17, 2008 at an exercise price of $1.04 per share.

(3)

Reflects the compensation costs recognized by Bionovo in fiscal 2008 for stock option grants with the following fair values as of the grant date: (a) $17,649 for a stock option grant to purchase 25,000 shares of common stock made on April 14, 2008 at an exercise price of $1.30 per share; and (b) $5,781 for a stock option grant to purchase 10,000 shares of common stock made on June 17, 2008 at an exercise price of $1.04 per share.

(4)

Reflects the compensation costs recognized by Bionovo in fiscal 2008 for stock option grants with the following fair values as of the grant date: (a) $20,551 for a stock option grant to purchase 25,000 shares of common stock made on July 3, 2006 at an exercise price of $1.60 per share; and (b) $76,189 for a stock option grant to purchase 22,500 shares of common stock made on April 2, 2007 at an exercise price of $5.75 per share.  Compensation costs recognized in 2008 were partially offset by the reversal of expense recognized for forfeited shares.

(5)

Reflects the compensation costs recognized by Bionovo in fiscal 2008 for stock option grants with the following fair values as of the grant date: (a) $17,649 for a stock option grant to purchase 25,000 shares of common stock made on April 14, 2008 at an exercise price of $1.30 per share; and (b) $5,781 for a stock option grant to purchase 10,000 shares of common stock made on June 17, 2008 at an exercise price of $1.04 per share.

(6)

Reflects the compensation costs recognized by Bionovo in fiscal 2008 for stock option grants with the following fair values as of the grant date: (a) $84,654 for a stock option grant to purchase 25,000 shares of common stock made on April 2, 2007 at an exercise price of $5.75 per share; and (b) $45,118 for a stock option grant to purchase 25,000 shares of common stock made on July 11, 2007 at an exercise price of $2.98 per share.  Compensation costs recognized in 2008 were partially offset by the reversal of expense recognized for forfeited shares.

(7)

Reflects the compensation costs recognized by Bionovo in fiscal 2008 for stock option grants with the following fair values as of the grant date: (a) $45,118 for a stock option grant to purchase 25,000 shares of common stock made on July 11, 2007 at an exercise price of $2.98 per share.  Compensation costs recognized by Bionovo in 2008 were offset by the reversal of expense recognized for forfeited shares.

(8)

Reflects the compensation costs recognized by Bionovo in fiscal 2008 for stock option grants with the following fair values as of the grant date: (a) $59,258 for a stock option grant to purchase 17,500 shares of common stock made on April 2, 2007 at an exercise price of $5.75 per share; and (b) $5,781 for a stock option grant to purchase 10,000 shares of common stock made on June 17, 2008 at an exercise price of $1.04 per share.

(9)

Reflects the compensation costs recognized by Bionovo in fiscal 2008 for stock option grants with the following fair values as of the grant date: (a) $84,654 for a stock option grant to purchase 25,000 shares of common stock made on April 2, 2007 at an exercise price of $5.75 per share; and (b) $5,781 for a stock option grant to purchase 10,000 shares of common stock made on June 17, 2008 at an exercise price of $1.04 per share.

In 2009, the non-employee directors will receive an annual cash retainer of $24,000. Board members also receive additional retainers for serving as chairpersons on board committees. The additional retainer for the Chair of the Audit Committee will be $2,500 per meeting attended subject to a maximum of $10,000 and the additional retainer for the Chair of the Compensations and Nominations Committee will be $2,500 per meeting attended subject to a maximum of $5,000.  Our directors are also entitled to receive reimbursement of reasonable out-of-pocket expenses incurred by them to attend board meetings.

In addition to the cash compensation, each non-employee director will be granted an annual stock option award to purchase 10,000 shares for directors previously elected by the stockholders and each new non-employee director will automatically receive an option to purchase 25,000 shares of our common stock upon election to the board. Subject to board approval, the chair of each Committee is eligible for a discretionary grant of options to purchase 1,500 shares of our common stock for each meeting attended, up to a maximum of 6,000 shares for the Audit Committee and 3,000 shares for the Compensation and Nominations Committee.

Compensation And Nominations Committee Interlocks And Insider Participation

During the fiscal year ended December 31, 2008, none of our executive officers served as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation and Nominations Committee.  In 2008, we signed a manufacturing process consulting contract with Dr. Naveh for $60,000.  Dr. Naveh received payments totaling $55,000 in 2008 and a final payment of $5,000 in the first quarter of 2009.

Report Of The Compensation And Nominations Committee

The Compensation and Nominations Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Based on this review and discussion, the Compensation and Nominations Committee has recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

David Naveh, Chairperson

John Baxter

George Butler

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and the notes thereto set forth certain information regarding the beneficial ownership of the Company’s common stock as of March 31, 2009, by (i) each current director; (ii) each executive officer named in the summary compensation table included herein; (iii) all of the Company’s current directors and executive officers as a group; and (iv) each person who is known by us to be a beneficial owner of five percent or more of the Company’s common stock.

Beneficial Ownership of Securities (1)

Name of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned

Isaac Cohen	9,628,094	12.6%
Mary Tagliaferri	9,601,094	12.6%
Michael Vanderhoof (2)	1,170,601	1.5%
David Naveh (3)	814,333	1.1%
Thomas Chesterman (4)	250,000	*
Louis Drapeau (5)	75,000	*
John Baxter (6)	35,000	*
George Butler (7)	35,000	*
All executive officers and directors as a group (8 persons) (8)	21,609,122	28.3%

_______________

*	Less than one percent.
(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 76,363,101 shares of common stock outstanding on March 31, 2009, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address of each person on this table is c/o Bionovo, Inc., 5858 Horton street, Suite 400, Emeryville, CA 94608.

(2)	Includes 434,225 shares subject to stock warrant agreements and 60,833 shares subject to stock option agreements exercisable within 60 days

(3)	Includes 814,333 shares subject to stock option agreements exercisable within 60 days.

(4)	Includes 250,000 shares subject to stock option agreements exercisable within 60 days.

(5)	Includes 35,000 shares subject to stock option agreements exercisable within 60 days.

(6)	Includes 35,000 shares subject to stock option agreements exercisable within 60 days.

(7)	Includes 35,000 shares subject to stock option agreements exercisable within 60 days.

(8)	Includes 434,225 shares subject to stock warrant agreements and 1,230,166 shares subject to stock option agreements exercisable within 60 days.

Securities Authorized For Issuance Under Equity Compensation

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2008. No equity compensation plans that were in effect as of December 31, 2008 were adopted without the approval of our security holders.

Plan Category	Common Stock to be Issued Upon Exercise of Outstanding Options, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, and Rights (b)	Common Stock Available for Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a)) (c)

Equity compensation plans approved by security holders	5,214,588	$1.89	3,885,534
Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions and Director Independence

Related-Person Transactions Policy and Procedures

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related-person transactions, including the Sarbanes-Oxley Act of 2002. A related-person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons. Under its charter, our Audit Committee is charged with reviewing and approving all related-person transactions, as required by the NASDAQ rules, and in addition approves any direct or indirect personal loans from the Company to non-executive employees. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Certain Transactions

Michael D. Vanderhoof, one of the Company’s directors, is the Chairman of Cambria Asset Management, LLC, a financial consulting firm. In connection with the Company’s reverse merger transaction, the April and May 2005 private placements, and the January 2007 private placement, Cambria Asset Management provided certain financial advisory and consulting services to us. As a result, Cambria Asset Management was issued five year warrants to purchase 1,082,000 shares of the Company’s common stock at an exercise price of $0.50 per share and warrants to purchase 536,901 shares of our common stock at an exercise price of $1.50 per share. In addition, the Company made cash payments to Cambria Asset Management in the amounts of $920,402.40 and $5,534.39 for placement agent commissions and expense reimbursement, respectively. We have been advised that Cambria Asset Management has agreed in principle with its officers and owners to assign the foregoing warrants to such persons, with Mr. Vanderhoof to receive warrants to purchase 300,000 shares of common stock at an exercise price of $0.50 per share, and warrants to purchase 134,225 shares of our common stock at an exercise price of $1.50 per share.

Dr. Naveh previously received a stock option to purchase 816,000 shares of common stock of Bionovo Biopharmaceuticals which was assumed by us in our reverse merger transaction. The stock option now represents the option to purchase the same number of shares of our common stock. Prior to June 28, 2005, Dr. Naveh was paid $2,000 per month for his services on the board of directors which arrangement has been supplanted by the stock option awards discussed above.  In 2008, we signed a manufacturing process consulting contract with Dr. Naveh for $60,000.   Dr. Naveh received payments totaling $55,000 in 2008 and a final payment of $5,000 in the first quarter of 2009.

Limitation of Liability of Officers and Directors and Indemnification

As permitted by Section 102 of the Delaware General Corporation Law, provisions in our amended and restated certificate of incorporation and amended and restated by-laws limit or eliminate the personal liability of our directors for a breach of their fiduciary duty of care as directors. The duty of care generally requires that when acting on behalf of the corporation, directors exercise an informed business judgment based on all material information reasonably available to them. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:

•	any breach of the director's duty of loyalty to us or our stockholders

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	any act related to unlawful stock repurchases, redemptions or other distributions or payment of dividends; or

•	any transaction from which the director derived an improper personal benefit.

These limitations of liability do not affect the availability of equitable remedies such as injunctive relief or rescission. Our amended and restated certificate of incorporation also authorizes us to indemnify our officers, directors and other agents to the fullest extent permitted under Delaware law.

As permitted by Section 145 of the Delaware General Corporation Law, our bylaws provide that:

•	we may indemnify our directors, officers and employees to the fullest extent permitted by the Delaware General Corporation Law, subject to limited exceptions;

•

we may advance expenses to our directors, officers and employees in connection with a legal proceeding to the fullest extent permitted by the Delaware General Corporation Law, subject to limited exceptions; and

•	the rights provided in our bylaws are not exclusive.

We have entered, and intend to continue to enter, into separate indemnification agreements with each of our directors and officers which may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements generally require us, among other things, to indemnify our officers and directors against liabilities that may arise by reason of their status or service as directors or officers other than liabilities arising from willful misconduct. These indemnification agreements also generally require us to advance any expenses incurred by the directors or officers as a result of any proceeding against them as to which they could be indemnified.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification by us is sought, nor are we aware of any threatened litigation or proceeding that may result in a claim for indemnification.

We have purchased a policy of directors' and officers' liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances.

Independence of the Board of Directors

We are listed on the NASDAQ Capital Market (“NASDAQ”) and have chosen to apply the listing standards of NASDAQ in determining the independence of our directors. The Board consults with counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and us, our senior management and our independent registered public accounting firm, the Board affirmatively has determined that all of our directors are independent directors within the meaning of the applicable NASDAQ listing standards, except Isaac Cohen, our Chairman and Chief Executive Officer, Mary Tagliaferri, our President and Chief Medical Officer, and Michael Vanderhoof.

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2008 and December 31, 2007 by PMB Helin Donovan LLP, our principal accountant:

	Fiscal Year Ended
	2008	2007

Audit Fees	$151,849	$116,092
Audit-related Fees	—	—
Tax Fees	—	—
Other Fees	5,425	—
Total Fees	$157,274	$116,092

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees we paid PMB Helin Donovan LLP for professional services for the audit of our financial statements included in our annual reports on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q and Form 10-QSB, for services related to attestation of management’s assessment of the effectiveness of internal controls under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and for services that are normally provided by the accountant in connection with statutory and regulatory filings. All of the services listed in the table above were pre-approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee has determined that the rendering of the services other than audit services by PMB Helin Donovan LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statements Schedules

a) Documents filed as part of the report

(3)  Exhibits.

INDEX OF EXHIBITS
Exhibit No.		Description

2	.1(1)	Agreement of Merger and Plan of Reorganization, dated as of April 6, 2005, among Lighten Up Enterprises International, Inc., LTUP Acquisition Corp. and Bionovo, Inc.
2	.2(2)	Agreement and Plan of Merger, dated as of June 28, 2005, between Lighten Up Enterprises International, Inc. and Bionovo, Inc.
3	.1(4)	Amended and Restated Certificate of Incorporation of Bionovo, Inc.
3	.2(13)	Amended and Restated By-Laws of Bionovo, Inc.
4	.1(5)	Form of Common Stock Purchase Warrant used in Private Placement .
4	.2(10)	Form of Common Stock Certificate.
4	.3(3)	Form of Bridge Warrant.
4	.4(6)	Form of Private Placement Warrant
4	.5(2)	Registration Rights Agreement, dated September 30, 2004
4	.6(8)	First Amendment to Registration Rights Agreement
4	.7(8)	Amendment to Registration Rights Agreement
4	.8(14)	Form of Common Stock Purchase Warrant.
4	.9(15)	Common Stock Purchase Warrant
4	.10(15)	Registration Rights Agreement
10	.1(5)	Form of Private Placement Subscription Agreement
10	.2(5)	Form of Private Placement Investor Questionnaire.
10	.3(5)	Form of Private Placement Registration Rights Agreement
10	.4(5)	Form of Private Placement Acknowledgement and Amendment
10	.5(11)	Stock Incentive Plan, as amended.
10	.5**	Amended and Restated Executive Employment Agreement effective January 1, 2009, between Bionovo, Inc. and Isaac Cohen.
10	.6(12)	Assignment and Assumption Agreement, dated April 6, 2005, among the Registrant, Bionovo, Inc. and Isaac Cohen regarding Employment Agreement
10	.7**	Amended and Restated Executive Employment Agreement effective January 1, 2009, between Bionovo, Inc. and Mary Tagliaferri
10	.8(12)	Assignment and Assumption Agreement, dated April 6, 2005, among the Registrant, Bionovo, Inc. and Mary Tagliaferri regarding Employment Agreement.
10	.9(7)

Licensing and Technology Transfer Agreement, dated as of November 6, 2003, with United Biotech Corporation (certain terms of this agreement have been omitted and are subject to confidential treatment granted by the SEC)

10	.10(3)	Landlord Consent to Sublease, dated as of December 30, 2003, with Extensity, Inc. and CA- Emeryville Properties Limited Partnership

10	.11(3)	Landlord Consent to Addendum to Sublease, dated July 16, 2004, with CA-Emeryville Properties Limited Partnership and Geac Enterprise Solutions, Inc..
10	.12(3)	Office Lease, dated as of July 6, 2005, with Emery Station Joint Venture, LLC.
10	.13(3)	Merrill Lynch Bank USA Irrevocable Letter of Credit
10	.14(14)	Underwriting Agreement, dated October 31, 2007, between Bionovo, Inc. and BMO Capital Markets Corp.
10	.15(15)	Subscription Agreement
10	.16(16)	Offer Letter, dated May 29, 2007, from Bionovo, Inc. to Thomas C. Chesterman
10	.17(17)	Amendment Two to Space Lease between Bionovo, Inc. and Fitzsimons Redevelopment Authority
13.1		Bionovo, Inc.’s Annual Report to Stockholders, certain sections which have been incorporated herein by reference.
16	.1(18)	Letter regarding change in certifying accountant
21	.1(9)	Subsidiary of Registrant
23	.1**	Consent of PMB Helin Donovan, LLP
31	.1**	Certification of Chief Executive Officer
31	.2**	Certification of Chief Financial Officer
31	.3*	Certification of Chief Executive Officer
31	.4*	Certification of Chief Financial Officer
32	.1**	Certification of the Chief Executive Officer and the Chief Financial Officer

*	Filed herewith
**	Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 13, 2009

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2005.
(2)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14C filed with the SEC on June 3, 2005.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.
(4)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 4, 2008.
(5)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on May 11, 2005.
(6)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 22, 2005.
(7)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on October 19, 2005.
(8)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on March 10, 2006.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006.
(10)	Incorporated by reference from Exhibit 4 to the Registrant’s Form 10SB 12G filed with the SEC on November 7, 2002.
(11)	Incorporated by reference to the Registrant’s Schedule 14A filed with the SEC on April 17, 2006
(12)	Incorporated by reference to the Registrant’s Form 8-K/A, Amendment No. 1, filed with the SEC on June 3, 2005.
(13)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 7, 2008.
(14)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on November 6, 2007.

(15)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 22, 2007.
(16)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on July 13, 2007.
(17)	Incorporated by reference to the Company’s Quarterly report on Form 10-QSB for the period ended March 31, 2007, filed with the SEC on May 8, 2007.
(18)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on February 1, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March, 2009.

BIONOVO, INC.

By: /s/ Isaac Cohen
Name: Isaac Cohen
Title: Chairman and Chief Executive Officer