Form 10-Q
period 2009-06-30
BIONOVO INC
filed 2009-08-10
CIK 1203957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2009
Common shares US$.0001 par value	76,363,101

		Page
PART I FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008 and from February 1, 2002 (date of inception) to June 30, 2009	2
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 and from February 1, 2002 (date of inception) to June 30, 2009	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1a.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
Signatures		24

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$4,397	$3,270
Short-term investments	1,006	10,292
Receivables	44	126
Prepaid expenses and other current assets	472	805

Total current assets	5,919	14,493
Property and equipment, net	6,601	6,938
Other assets and patent pending, net	1,334	1,073

Total assets	$13,854	$22,504

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$408	$521
Accrued clinical and costs of other studies	60	73
Accrued compensation and benefits	443	456
Current portion of lease obligations	638	682
Current portion of notes payable	7	—
Other current liabilities	717	595

Total current liabilities	2,273	2,327
Non-current portion of lease obligation	260	545
Non-current portion of notes payable	92	—

Total liabilities	2,625	2,872

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 190,000,000 shares authorized, 76,363,101 and 76,363,101 shares outstanding at June 30, 2009 and December 31, 2008, respectively	8	8
Additional paid-in capital	59,471	59,050
Accumulated other comprehensive gain	2	24
Accumulated deficit	(48,252)	(39,450)

Total shareholders’ equity	11,229	19,632

Total liabilities and shareholders’ equity	$13,854	$22,504

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,		Accumulated from February 1, 2002 (Date of inception) to June 30, 2009
	2009	2008	2009	2008
Revenues	$7	$—	$7	$—	$899

Operating expenses:
Research and development	2,954	2,553	6,555	4,940	33,763
General and administrative	1,175	1,808	2,184	3,630	15,733
Merger cost	—	—	—	—	1,964

Total operating expenses	4,129	4,361	8,739	8,570	51,460

Loss from operations	(4,122)	(4,361)	(8,732)	(8,570)	(50,561)

Change in fair value of warrant liability	—	—	—	—	831
Interest income	16	190	70	496	2,061
Interest expense	(22)	(36)	(55)	(62)	(421)
Other expense	(6)	—	(85)	(19)	(162)

Net loss	$(4,134)	$(4,207)	$(8,802)	$(8,155)	$(48,252)

Basic and diluted net loss per common share	$(0.05)	$(0.06)	$(0.12)	$(0.11)	$(1.09)

Shares used in computing basic and diluted net loss per share	76,363	76,344	76,363	76,344	44,393

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,		Accumulated from February 1, 2002 (Date of inception) to June 30, 2009
	2009	2008
Cash flows from operating activities:
Net loss	$(8,802)	$(8,155)	$(48,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	782	489	2,879
Stock-based compensation expense	421	711	3,702
Amortization and accretion of investments	30	14	97
Non-cash compensation for warrants issued	—	—	1,964
Amortization of note discount	—	—	139
Amortization of deferred stock compensation	—	—	16
Change in fair value of warrrant liability	—	—	(831)
Loss on disposal of property and equipment	85	—	97
Noncash adjustment to available-for-sale securities	(1)	—	—
Changes in assets and liabilities:
Receivables	82	149	(44)
Prepaid expenses and other current assets	333	(622)	(472)
Deposits and other	(144)	(115)	(607)
Accounts payable	(113)	165	408
Accrued clinical trial costs	(13)	(97)	60
Other accrued liabilities	109	(67)	1,160

Net cash used in operating activities	(7,231)	(7,528)	(39,684)

Cash flows from investing activities:
Capital expenditures	(367)	(540)	(6,418)
Acquisition of intangible assets	(140)	(149)	(737)
Advance to officers	—	—	(2)
Purchases of available-for-sale securities	—	(16,009)	(27,611)
Proceeds from sales and maturities of investments	9,235	8,082	26,513

Net cash provided by (used in) investing activities	8,728	(8,616)	(8,255)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	—	—	49,734
Payments under capital lease obligation	(369)	(428)	(2,140)
Payments under notes payable	(1)	—	(1)
Proceeds from exercise of warrants and options	—	18	4,880
Proceeds from convertible notes payable	—	—	(50)
Payments for financing costs for convertible notes	—	—	(87)

Net cash (used in) provided by financing activities	(370)	(410)	52,336

Net increase (decrease) in cash and cash equivalents	1,127	(16,554)	4,397
Cash and cash equivalents at the beginning of the period	3,270	28,472	—

Cash and cash equivalents at the end of the period	$4,397	$11,918	$4,397

Supplemental disclosure of cash flow information:
Interest paid	$48	$52	$403
Income taxes paid	2	1	14

Supplemental disclosure of non-cash investing and financing
Non-cash warrant expense for warrants issued	$—	$—	$1,964
Adjustment in warrant liability	—	—	7,030
Conversion of notes payable to common stock	—	—	450
Assets acquired under capital lease	40	870	3,071
Assets acquired under notes payable	100	—	100
Issuance of common stock for services	—	—	165
Conversion of accrued interest payable	—	—	12
Issuance of common stock with reverse merger	—	—	4

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

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

The Company will need to raise and is pursuing additional funds through grants, strategic collaborations, public or private equity or debt financing, or other funding sources. This funding may not be available on acceptable terms, or at all, and may be dilutive to shareholder interests. If sufficient capital is not available within the next quarter, the Company may be required to delay, reduce the scope of or eliminate one or more of its programs, any of which could have a material adverse effect on its business. If the Company is not able to secure additional capital by the end of the year, it may be forced to terminate operations altogether in 2010.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period.

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

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

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

In the second quarter of 2009, the Company began performing limited research services for one customer and recognized approximately $7,000 in related revenue. Prior to the second quarter of 2009, only revenue from technology licenses and grant proceeds had been received.

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

Recent Accounting Pronouncements

In April of 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for the Company beginning April 1, 2009. The adoption of these FSPs did not have a material impact on the Company’s financial statements.

In May of 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides authoritative accounting guidance regarding subsequent events that was previously addressed in auditing literature. SFAS 165 modifies the guidance in AU Section 560 to name the two types of subsequent events as either recognized subsequent events (currently referred to in practice as Type I subsequent events) or non-recognized subsequent events (currently referred to in practice as Type II subsequent events), and to require companies to disclose the date through which it has evaluated subsequent events, which for public companies should be the date the financial statements are issued. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements. See Footnote 11, “Subsequent Events” for additional information.

In June of 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial statements disclosures since all future references to authoritative accounting literature will be referenced in accordance with SFAS 168.

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

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

The following is a summary of cash, cash equivalents, and available-for-sale securities at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Cost Basis	Unrealized Gains	Estimated Fair Value
Cash and cash equivalents:
Cash	$487	$—	$487
Money market funds	3,910	—	3,910

Total cash and cash equivalents	$4,397	$—	$4,397

Available-for-sale investments:
US govt. agency obligations	$1,004	$2	$1,006

Total available-for-sale investments	$1,004	$2	$1,006

	December 31, 2008
	Cost Basis	Unrealized Gains	Estimated Fair Value
Cash and cash equivalents:
Cash	$378	$—	$378
Money market funds	2,433	—	2,433
US term deposits	458	1	459

Total cash and cash equivalents	$3,269	$1	$3,270

Available-for-sale investments:
US govt. agency obligations	$6,500	$20	$6,520
Corporate notes	3,769	3	3,772

Total available-for-sale investments	$10,269	$23	$10,292

As of June 30, 2009 and December 31, 2008, unrealized gain on available-for-sale securities of $2,050 and $24,236, respectively was included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
June 30, 2009	Total	(Level 1)	(Level 2)
Money market funds	$3,910	$3,910	$—
US government agencies	1,006	—	1,006

Total	$4,916	$3,910	$1,006

December 31, 2008	Total	(Level 1)	(Level 2)
Money market funds	$2,433	$2,433	$—
US term deposits	459	—	459
US government agencies	6,520	—	6,520
US corporate debt	3,772	—	3,772

Total	$13,184	$2,433	$10,751

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

Office and Laboratory equipment	3 to 5 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

The following is a summary of property and equipment at cost less accumulated depreciation as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Office and lab equipment	$5,545	$5,290
Leasehold improvements	3,464	3,440
Computer equipment and software	278	249

	9,287	8,979
Less: accumulated depreciation	(2,686)	(2,041)

Property and equipment, net	$6,601	$6,938

Leasehold improvements include $0.1 million in gross assets acquired under a note payable with the lessor of the Company’s headquarters (see Note 5, “Note Payable” for further details). Office and lab equipment include gross assets acquired under capital leases of approximately $2.0 million as of June 30, 2009 and $3.0 million as of December 31, 2008. Amortization of assets under capital leases is included in depreciation expense. For the three and six months ended June 30, 2009 the Company recorded depreciation expense of approximately $0.4 million and $0.8 million, respectively. For the same periods of 2008, the Company recorded depreciation expense of approximately $0.3 million and $0.5 million, respectively.

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

Intangible assets - Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. As of June 30, 2009, the Company had capitalized $0.7 million in patent licensing costs. For the three and six months ended June 30, 2009 the Company recorded amortization expense of approximately $11,000 and $24,000, respectively. For the same periods of 2008, the Company recorded amortization expense of approximately $7,000 and $13,000, respectively.

5. NOTE PAYABLE

In connection with the move to its new headquarters, the Company acquired leasehold improvements under a note payable with the lessor of the building. The $100,000 note bears interest at 9.5% and is payable in monthly payments of interest and principal beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018. The future minimum payments as of June 30, 2009 are as follows (in thousands):

	Principal	Interest
2009(1)	$3	$5
2010	7	9
2011	8	8
2012	9	7
2013	9	6
Thereafter	63	17

Total minimum payments	$99	$52

(1)	For the six months ending December 31, 2009

6. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not increase the net loss per share.

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is antidilutive. The effect of the options and warrants was antidilutive for the six months ended June 30, 2009 and 2008. The following table shows the total outstanding securities considered antidilutive and therefore excluded from the computation of diluted net loss per share:

	Six Months Ended June 30,
	2009	2008
Options to purchase common stock	5,169,588	4,919,588
Options to purchase common stock - outside plan	103,212	103,212
Warrants to purchase common stock	10,466,633	10,466,633

Total	15,739,433	15,489,433

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

7. COMPREHENSIVE LOSS

Comprehensive loss includes net loss and other comprehensive income, which for us is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity (deficit). Comprehensive loss and its components are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(4,134)	$(4,207)	$(8,802)	$(8,155)
Unrealized loss on securities available-for-sale	(5)	(54)	(22)	(38)

Comprehensive loss	$(4,139)	$(4,261)	$(8,824)	$(8,193)

8. SHARE-BASED COMPENSATION

In 2005, the board of directors adopted the Stock Incentive Plan, as amended, of Bionovo Biopharmaceuticals and authorized 3,496,788 shares of common stock for issuance under the Plan. In May 2006 and June 2008, shareholders approved increases of 3,000,000 additional shares for the option plan resulting in a total of 9,496,788 shares reserved for issuance under the plan.

The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options are typically granted throughout the year and generally vest four years thereafter and expire five years from the date of the award, unless otherwise specified. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each stock option award.

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June, 2009 and 2008 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development	$104	$137	$224	$210
General and administrative	132	253	197	501

Total share-based compensation expense	$236	$390	$421	$711

There was no capitalized share-based compensation cost as of June 30, 2009 and there were no recognized tax benefits during the six months ended June 30, 2009 and 2008.

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

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dividend yield	0%	0%	0%	0%
Expected volatility	128.8%	92.8%	123.9%	92.8%
Risk-free interest rate	1.45%	2.80%	1.41%	2.80%
Expected life	3.75 years	5.0 years	3.75 years	5.0 years

Share option activity for the six months ended June 30, 2009 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	5,214,588	$1.89
Granted	394,000	0.39
Exercised	—	—
Forfeited, expired or canceled	(439,000)	3.14

Options outstanding at June 30, 2009	5,169,588	$1.67	3.57	$361

Options exercisable at June 30, 2009	3,109,338	$1.37	3.57	$252

Options exercisable and options expected to vest at June 30, 2009	5,008,431	$1.65	3.41	$338

Unvested share activity for the six months ended June 30, 2009 was as follows:

	Unvested Number of Options	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2008	2,303,583	$1.62
Granted	394,000	0.31
Vested	(260,166)	1.34
Forfeited	(377,167)	2.20

Unvested balance at June 30, 2009	2,060,250	$1.30

As of June 30, 2009, the Company had approximately 3.9 million common shares reserved for future grant under its share option plan and there were no shares exercised during the first six months of 2009.

At June 30, 2009, there was $1.8 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.1 years.

9. STOCK WARRANTS

The Company has issued warrants to investors as part of its overall financing strategy. There were no warrants issued for the six months ended June 30, 2009. As of June 30, 2009, there were 10.5 million warrants to purchase Bionovo shares outstanding with a weighted average price of $2.58 and an aggregate exercise price of $27.0 million.

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

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The following table summarizes information about all callable warrants outstanding as of June 30, 2009:

Date Issued	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
September 2004	222,449	$0.50	0.17
April 2005	926,040	0.57	0.77
May 2005	402,000	0.77	0.85
January 2007	3,592,369	2.13	2.56
October 2007	5,323,775	3.50	3.34

	10,466,633	2.58	2.68

10. LEASES, COMMITMENTS AND CONTINGENCIES

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $2.0 million at June 30, 2009 and $3.0 million at December 31, 2008. Amortization of assets under capital leases is included in depreciation expense and accumulated amortization at June 30, 2009 and December 31, 2008 was $0.7 million and $1.0 million, respectively.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2019. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $47,000 per month. In addition, the Company pays monthly payments of approximately $1,300 toward a $0.1 million note payable to the lessor for leasehold improvements associated with the Company’s relocation to new office and laboratory facilities. Operating lease expense totaled approximately $0.5 million and $1.1 million for the three and six months ended June 30, 2009 compared with $0.2 million and $0.3 million for the same periods of 2008.

Future minimum lease payments under non-cancelable capital and operating leases are as follows:

	Capital Leases	Operating Leases
2009(1)	$359	$929
2010	501	1,833
2011	94	1,888
2012	6	1,945
2013	—	2,003
Thereafter	—	11,049

Total minimum lease payments	$960	$19,647

Less: Amount representing interest	(62)

Present value of minimum lease payments	$898
Less: Current portion	(638)

Obligations under capital lease, net of current portion	$260

(1)	For the six months ending December 31, 2009

11. INCOME TAX

The Company does not have any unrecognized tax benefits and does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended June 30, 2009. As of June 30, 2009, the Company had recorded a full valuation reserve for all of our recognized tax benefits.

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The U.S. Tax Code limits the annual use of net operating loss and tax credit carry forwards in certain situations where changes occur in stock ownership of a company. Bionovo, Inc. has not performed an ownership analysis but it is possible that there has been a change in ownership. In the event the Company has a change in ownership, as defined, the annual utilization of such carry forwards could be limited and the loss and credit carry forwards may expire unused. Net operating losses and tax credit carry forwards are more fully described in the Company’s 2008 Annual Report on Form 10-K.

Bionovo, Inc. files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal or state income tax examinations by tax authorities for all years in which it reported net operating losses that are being carried forward for tax purposes.

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2009 through August 10, 2009, the issue date of these financial statements. During this period we did not have any material recognizable or non-recognizable subsequent events.

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

Our lead drug candidate, Menerba® (previously referred to as “MF101”), is designed and conceived for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed Menerba® to selectively modulate estrogen receptor beta (ERß) and to provide a safe and effective alternative to existing FDA approved therapies that pose a significant risk to the patient for developing breast cancer and other serious diseases. In preclinical studies, Menerba® inhibited tumor growth as well as bone resorption known to cause osteoporosis, which is commonly developed during menopause. This activity, if confirmed in clinical testing, would differentiate Menerba® from some existing therapies and other therapies in clinical development. In our completed, randomized, placebo-controlled Phase II trial involving 217 patients for which we announced results in 2007, the higher of two Menerba® doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes as well as a statistically significant reduction in night awakenings, when compared to placebo at 12 weeks of treatment, which represents superior efficacy to existing non-hormonal therapies. We plan to seek FDA approval to conduct further clinical testing at multiple clinical sites in the U.S. We believe that Menerba® ’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and other therapies under development and testing.

We are also developing Bezielle® (previously referred to as “BZL101”), an oral anti-cancer agent for advanced breast cancer. Unlike most other anti-cancer drugs and drug candidates, which try to control cancer through genomic and proteomic signaling pathways, Bezielle® is designed to take advantage of the unique metabolism of cancer cells. Bezielle® inhibits glycolysis, a metabolic pathway on which cancer cells rely. Glycolysis inhibition leads to DNA damage and death of cancer cells without harm to normal cells. We believe that Bezielle® may have a preferential effect on hormone-independent cancers, a subset with few treatment options. To date, 48 women with metastatic breast cancer have been treated with Bezielle® in two separate Phase 1 clinical trials. As predicted by the mechanism of action, Bezielle® had very limited toxicities with an extremely favorable tolerability profile. Moreover, Bezielle® showed encouraging clinical activity among a cohort of women with metastatic breast cancer who had been heavily pretreated with other regimens. A Phase 2 trial has been approved by the FDA and the IRBs at several prestigious breast cancer clinical sites in the

U.S. Bionovo is awaiting funding to commence this open-label, non-randomized trial in 80 women diagnosed with metastatic breast cancer who have failed no more than two prior chemotherapy regimens. We plan to evaluate Bezielle® for the treatment of other forms of cancer, including pancreatic cancer and adjuvant use in breast cancer.

We have a diverse pipeline of additional preclinical drug candidates in both women’s health and cancer, including our second women’s health drug candidate, Seala® (formerly referred to as “VG101”), for the treatment of post-menopausal vulvar and vaginal atrophy, or “vaginal dryness”.

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

We expect to continue to incur significant operating losses for the foreseeable future, and do not expect to generate profits until and unless our drug candidates have been approved and are being marketed with commercial partners. As of June 30, 2009, we had an accumulated deficit of $48.3 million. Historically we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments.

We will need to raise and are pursuing additional funds through grants, strategic collaborations, public or private equity or debt financing, or other funding sources. This funding may not be available on acceptable terms, or at all, and may dilutive to shareholder interests. If sufficient capital is not available within the next quarter, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business. If we are not able to secure additional capital by the end of the year, we may be forced to terminate operations altogether in 2010.

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

Income Tax

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of June 30, 2009, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

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

Recent Accounting Pronouncements

In April of 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective beginning April 1, 2009. The adoption of these FSPs did not have a material impact on our financial statements.

In May of 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides authoritative accounting guidance regarding subsequent events that was previously addressed in auditing literature. SFAS 165 modifies the guidance in AU Section 560 to name the two types of subsequent events as either recognized subsequent events (currently referred to in practice as Type I subsequent events) or non-recognized subsequent events (currently referred to in practice as Type II subsequent events), and to require companies to disclose the date through which it has evaluated subsequent events, which for public companies should be the date the financial statements are issued. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our financial statements.

In June of 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on our financial statements disclosures since all future references to authoritative accounting literature will be referenced in accordance with SFAS 168.

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

During the three and six months ended June 30, 2009, we incurred research and development expenses of $3.0 million and $6.6 million. We expect that research and development expenses will decrease over the coming months until additional funding is obtained.

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

Results of Operations

Revenues

	Three Months Ended June 30,		Change in %	Six Months Ended June 30,		Change in %
	2009	2008		2009	2008
	(1,000’s)	(1,000’s)		(1,000’s)	(1,000’s)
Revenues	$7	$—	—	$7	$—	—

Revenue recognized during the three and six months ended June 30, 2009 related to limited research services provided to one customer. We expect to continue performing these services throughout the remainder of 2009; however the total revenue recognized is not expected to be significant to our operations.

Research and Development Expenses

	Three Months Ended June 30,		Change in %	Six Months Ended June 30,		Change in %
	2009	2008		2009	2008
	(1,000’s)	(1,000’s)		(1,000’s)	(1,000’s)
Research and development expenses	$2,954	$2,553	16%	$6,555	$4,940	33%

Research and development (R&D) expenses reflect costs for the development of drugs and include salaries, contractor and consultant fees and other support costs, including employee stock-based compensation expense. The increases of $0.4 million for the three months ended June 30, 2009 and $1.6 million for the six months ended June 30, 2009 compared with the same periods of 2008 are due to an increase in R&D related depreciation, facilities and information technology charges resulting from the move to our new office and laboratory space combined with an increase in purchases of lab supplies and raw materials to support the Menerba® manufacturing process development.

For the three months ended June 30, 2009, we recognized employee stock-based compensation expense charged to R&D expenses of approximately $104,000 compared to $137,000 for the three months ended June 30, 2008. The decrease primarily related to forfeitures of unvested shares due to employee terminations in the second quarter of 2009. For the six months ended June 30, 2009, we recognized approximately $224,000 in employee stock-based compensation expenses charged to R&D expenses compared to $210,000 for the same period in 2008 due to an increase in options granted to R&D personnel. All costs incurred for research and development are expensed as incurred.

General and Administrative Expenses

	Three Months Ended June 30,		Change in %	Six Months Ended June 30,		Change in %
	2009	2008		2009	2008
	(1,000’s)	(1,000’s)		(1,000’s)	(1,000’s)
General and administrative expense	$1,175	$1,808	-35%	$2,184	$3,630	-40%

General and administrative (G&A) expense includes personnel costs for finance, administration, information systems, marketing, professional fees as well as facilities expenses. We do not currently have any dedicated sales support or marketing personnel. Marketing and communications expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. The decreases of $0.6 million and $1.4 million in G&A expenses in the three and six months ended June 30, 2009 as compared to the same periods in 2008 was primarily due to decreases in G&A related depreciation, facilities and information technology expenses due to a decrease in the proportion of office to laboratory space as compared with our old location.

For the three months and six months ended June 30, 2009, we recognized $132,000 and $197,000 in employee stock-based compensation expenses charged to G&A expenses, compared to $253,000 and $501,000 for the same periods in 2008. The decrease is primarily related to forfeitures of unvested shares related to employee terminations in the first quarter of 2009 combined with decreased options granted to G&A personnel.

Interest Income, Interest Expense and Other Expense

	Three Months Ended June 30,		Change in %	Six Months Ended June 30,		Change in %
	2009	2008		2009	2008
	(1,000’s)	(1,000’s)		(1,000’s)	(1,000’s)
Interest income	$16	$190	-92%	$70	$496	-86%
Interest expense	(22)	(36)	-39%	(55)	(62)	-11%
Other income (expense), net	(6)	—	—	(85)	(19)	347%

Total	$(12)	$154	-108%	$(70)	$415	-117%

Interest income is derived from cash balances and short term investments. The decrease in interest income for the three and six months ended June 30, 2009 compared to the same periods in 2008 reflects lower average cash balances.

Interest expense includes interest expense from lease agreements for laboratory equipment and our note payable. The increase in other expense is due to approximately $85,000 in loss on fixed asset disposal associated with the move to our new offices.

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

As of June 30, 2009 we had cash, equivalents and short term investments of $5.4 million compared to $13.6 million at December 31, 2008. This decrease in cash, cash equivalents and short term investments for the six months ended June 30, 2009 is due to net cash used in operating activities of $7.2 million for the six months ended June 30, 2009 and $0.9 million in expenditures for capital assets, patent costs and payments on our capital lease agreements.

Net cash provided by investing activities was $8.7 million in 2009 compared to net cash used in investing activities of $8.6 million in 2008. Cash provided by net short-term investment activities was $9.2 million in 2009 compared to cash used in net short-term investment activities of $7.9 million during the same period in 2008 due to the use of proceeds from short-term investments to fund operations in 2009. Expenditures for capital assets decreased approximately $0.2 million in the first half of 2009 compared with the first half of 2008 due to our efforts to reduce spending.

Net cash used by financing activities for the first half of 2009 and 2008 was due to payments on our capital lease obligations and was consistent over both periods.

As of June 30, 2009, we had an accumulated deficit of $48.3 million, working capital of $3.6 million and shareholders’ equity of $11.2 million. We are actively seeking additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. If sufficient capital is not available within the next quarter, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business. If we are not able to secure additional capital by the end of the year, we may be forced to terminate operations altogether in 2010.

Note Payable

In connection with the move to our new headquarters, we acquired leasehold improvements under a note payable with the lessor of the building. The $100,000 note bears interest at 9.5% and is payable in monthly payments of interest and principal beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018. The future minimum payments as of June 30, 2009 are as follows (in thousands):

	Principal	Interest
2009(1)	$3	$5
2010	7	9
2011	8	8
2012	9	7
2013	9	6
Thereafter	63	17

Total minimum payments	$99	$52

(1) For the six months ending December 31, 2009

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at June 30, 2009 are disclosed in the following table (in thousands).

	Total	2009	2010	2011	2012	2013	2014 and beyond
Unconditional purchase obligations	$971	$971	$—	$—	$—	$—	$—
Operating lease obligations	19,647	929	1,833	1,888	1,945	2,003	11,049
Capital lease obligations	960	359	501	94	6	—	—

Total contractual commitments	$21,578	$2,259	$2,334	$1,982	$1,951	$2,003	$11,049

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

As of June 30, 2009, we had cash, cash equivalents and short-term investments of $5.4 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

In September of 2008 the Company was notified of an order by the Superior Court, dated August 29, 2008, granting in part a motion to compel binding arbitration for a subset of the claims. The arbitration was held on May 11 and 12, 2009 and on June 10, 2009 the arbitration decision was issued denying all claims against the Company and its officers.

Some residual claims not subject to the arbitration remain outstanding. In the opinion of management, the ultimate outcome of this matter will not materially affect the Company’s financial position, results of operations or cash flows and as a result we have not accrued for any contingent liability.

ITEM 1a.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2008 Annual Report on Form 10-K as filed on March 13, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held on June 15, 2009, two matters were voted upon. A description and tabulation of the votes for each of the matters is as follows:

1.	To elect seven directors nominees to hold office until the next annual meeting of stockholders and until their successors are elected:

Nominees	Votes For	Votes Withheld
John Baxter	51,373,714	512,354
George Butler	51,355,942	530,126
Isaac Cohen	50,820,700	1,065,368
Louis Drapeau	51,261,063	625,005
David Naveh	50,826,606	1,059,462
Mary Tagliaferri	50,816,853	1,069,215
Michael D. Vanderhoof	50,836,306	1,049,762

2.	To ratify the selection of PMB Helin Donovan, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

Votes For	Votes Against	Abstentions
51,751,553	4,569	129,946

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the registrant dated as of May 9, 2007.(1)

3.2	Amended and Restated By-Laws of the registrant.(2)

31.1	Certification of Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 4, 2008.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of August 2009.

BIONOVO, INC.

By:	/s/ Isaac Cohen
Isaac Cohen
Chairman and Chief Executive Officer

By:	/s/ Thomas Chesterman
Thomas Chesterman
Senior Vice President and Chief Financial Officer