Form 10-Q
period 2009-09-30
BIONOVO INC
filed 2009-11-05
CIK 1203957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 3, 2009, 107,518,690 shares of the registrant’s common stock, par value $0.0001, were outstanding.

		Page
PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited) Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 and from February 1, 2002 (date of inception) to September 30, 2009	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 and from February 1, 2002 (date of inception) to September 30, 2009	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1a.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Signatures		26

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,252	$3,270
Short-term investments	—	10,292
Receivables	56	126
Prepaid expenses and other current assets	651	805

Total current assets	2,959	14,493
Property and equipment, net	6,141	6,938
Other assets and patent pending, net	1,349	1,073

Total assets	$10,449	$22,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$406	$521
Accrued clinical and costs of other studies	67	73
Accrued compensation and benefits	406	456
Current portion of lease obligations	544	682
Current portion of notes payable	57	—
Other current liabilities	772	595

Total current liabilities	2,252	2,327
Non-current portion of lease obligations	180	545
Non-current portion of notes payable	136	—

Total liabilities	2,568	2,872

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 190,000,000 shares authorized, 76,585,550 and 76,363,101 shares outstanding at September 30, 2009 and December 31, 2008, respectively	8	8
Additional paid-in capital	59,852	59,050
Accumulated other comprehensive gain	—	24
Accumulated deficit	(51,979)	(39,450)

Total shareholders’ equity	7,881	19,632

Total liabilities and shareholders’ equity	$10,449	$22,504

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Accumulated from February 1, 2002 (Date of inception) to September 30,
	2009	2008	2009	2008	2009
Revenues	$155	$—	$162	$—	$1,054

Operating expenses:
Research and development	2,938	3,942	9,493	8,881	36,701
General and administrative	926	1,222	3,110	4,853	16,660
Merger cost	—	—	—	—	1,964

Total operating expenses	3,864	5,164	12,603	13,734	55,325

Loss from operations	(3,709)	(5,164)	(12,441)	(13,734)	(54,271)

Change in fair value of warrant liability	—	—	—	—	831
Interest income	5	143	75	639	2,066
Interest expense	(22)	(36)	(77)	(98)	(443)
Other expense	—	(1)	(86)	(21)	(162)

Net loss	$(3,726)	$(5,058)	$(12,529)	$(13,214)	$(51,979)

Basic and diluted net loss per common share	$(0.05)	$(0.07)	$(0.16)	$(0.17)	$(1.14)

Shares used in computing basic and diluted net loss per share	76,436	76,363	76,388	76,350	45,444

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,		Accumulated from February 1, 2002 (Date of inception) to September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(12,529)	$(13,214)	$(51,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,181	774	3,278
Stock-based compensation expense	682	1,059	3,963
Amortization and accretion of investments	34	48	101
Non-cash compensation for warrants issued	—	—	1,964
Amortization of note discount	—	—	139
Amortization of deferred stock compensation	—	—	16
Change in fair value of warrant liability	—	—	(831)
Loss on disposal of property and equipment	86	—	98
Noncash adjustment to available-for-sale securities	(1)	—	—
Changes in assets and liabilities:
Receivables	70	24	(56)
Prepaid expenses and other current assets	154	(754)	(651)
Deposits and other	(73)	(473)	(536)
Accounts payable	(115)	989	406
Accrued clinical trial costs	(6)	(196)	67
Other accrued liabilities	127	(416)	1,178

Net cash used in operating activities	(10,390)	(12,159)	(42,843)

Cash flows from investing activities:
Capital expenditures	(188)	(2,758)	(6,239)
Acquisition of intangible assets	(242)	(300)	(839)
Advance to officers	—	—	(2)
Purchases of available-for-sale securities	—	(15,989)	(27,611)
Proceeds from sales and maturities of investments	10,235	10,062	27,513

Net cash provided by (used in) investing activities	9,805	(8,985)	(7,178)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	—	—	49,734
Payments under capital lease obligation	(543)	(682)	(2,314)
Payments under notes payable	(10)	—	(10)
Proceeds from exercise of warrants and options	120	18	5,000
Proceeds from convertible notes payable	—	—	(50)
Payments for financing costs for convertible notes	—	—	(87)

Net cash (used in) provided by financing activities	(433)	(664)	52,273

Net (decrease) increase in cash and cash equivalents	(1,018)	(21,808)	2,252
Cash and cash equivalents at the beginning of the period	3,270	28,472	—

Cash and cash equivalents at the end of the period	$2,252	$6,664	$2,252

Supplemental disclosure of cash flow information:
Interest paid	$70	$98	$425
Income taxes paid	2	1	14

Supplemental disclosure of non-cash investing and financing
Non-cash warrant expense for warrants issued	$—	$—	$1,964
Adjustment in warrant liability	—	—	7,030
Conversion of notes payable to common stock	—	—	450
Assets acquired under capital lease	40	870	3,071
Assets acquired under notes payable	204	—	204
Issuance of common stock for services	—	—	165
Conversion of accrued interest payable	—	—	12
Issuance of common stock with reverse merger	—	—	4

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BUSINESS

Bionovo, Inc. (“Bionovo” or the “Company”) is a clinical stage drug discovery and development company focusing on cancer and women’s health. Currently, the Company is conducting research and development activity which integrates scientific research with natural substances derived from botanical sources which have novel mechanisms of action. The company is developing drugs for the treatment of cancer and conditions associated with menopause. Based on the results of our clinical trials and preclinical studies to date, we believe that we have discovered new classes of drug candidates with the potential to be leaders in their markets.

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

Liquidity

The Company anticipates that any revenue or income through at least 2010 may be limited to grant revenue, payments under potential strategic collaboration agreements, investment income and other payments from other collaborators and licensees under future arrangements, to the extent that the Company enters into any future arrangements. The Company also expects to continue to incur expenses relating to its research and development efforts. As a result, the Company expects to incur losses over the next several years unless it is able to realize additional revenues under any future agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty. Accordingly, results of operations for any period may be unrelated to the results of operations for any other period.

On October 7, 2009, the Company completed a registered public offering of common stock and warrants resulting in net proceeds of $17.7 million. See Footnote 12, “Subsequent Events” for further details.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period.

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

In the second quarter of 2009, the Company began performing limited research services for one customer and for the nine months ended September 30, 2009 has recognized approximately $46,000 in related revenue. Prior to the second quarter of 2009, only revenue from technology licenses and grant proceeds had been received.

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

Recent Accounting Pronouncements

In June of 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact the financial reporting process by eliminating all references to pre-codification standards. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In April of 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this guidance effective for the quarter ending June 30, 2009. There is no impact of the adoption on the Company’s financial statements as of September 30, 2009.

In April of 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments. The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods. The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance had no impact on the Company’s financial statements as of September 30, 2009.

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

In May of 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC Topic 855). This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for the Company in the second quarter of 2009 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements (See footnote 12).

In October of 2009, the FASB issued the following ASU No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective in 2011. The Company is currently evaluating the impact of adopting this update on its condensed consolidated financial statements.

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

The following is a summary of cash, cash equivalents, and available-for-sale securities at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$134	$—	$—	$134
Money market funds	2,118	—	—	2,118

Total cash and cash equivalents	$2,252	$—	$—	$2,252

Available-for-sale investments:
US govt. agency obligations	$—	$—	$—	$—
Corporate notes	—	—	—	—

Total available-for-sale investments	$—	$—	$—	$—

	December 31, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$378	$—	$—	$378
Money market funds	2,433	—	—	2,433
US term deposits	458	1	—	459

Total cash and cash equivalents	$3,269	$1	$—	$3,270

Available-for-sale investments:
US govt. agency obligations	$6,500	$20	$—	$6,520
Corporate notes	3,769	3	—	3,772

Total available-for-sale investments	$10,269	$23	$—	$10,292

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

As of September 30, 2009 and December 31, 2008, unrealized gain on cash equivalents and available-for-sale securities of $0 and $24,000, respectively was included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
September 30, 2009	Total	(Level 1)	(Level 2)

Money market funds	$2,118	$2,118	$—
US government agencies	—	—	—

Total	$2,118	$2,118	$—

December 31, 2008	Total	(Level 1)	(Level 2)

Money market funds	$2,433	$2,433	$—
US term deposits	459	—	459
US government agencies	6,520	—	6,520
US corporate debt	3,772	—	3,772

Total	$13,184	$2,433	$10,751

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

The following is a summary of property and equipment at cost less accumulated depreciation as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Office and lab equipment	$5,571	$5,290
Leasehold improvements	3,359	3,440
Computer equipment and software	276	249

	9,206	8,979
Less: accumulated depreciation	(3,065)	(2,041)

Property and equipment, net	$6,141	$6,938

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

Leasehold improvements include $0.2 million in gross assets acquired under two notes payable with the lessor of the Company’s headquarters (see Note 5, “Notes Payable” for further details). Office and lab equipment include gross assets acquired under capital leases of approximately $1.6 million as of September 30, 2009 and $3.0 million as of December 31, 2008. Amortization of assets under capital leases is included in depreciation expense. For the three and nine months ended September 30, 2009 the Company recorded depreciation expense of approximately $0.4 million and $1.1 million, respectively. For the same periods of 2008, the Company recorded depreciation expense of approximately $0.3 million and $0.8 million, respectively.

Intangible assets - Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. As of September 30, 2009, the Company had capitalized $0.8 million in patent licensing costs. For the three and nine months ended September 30, 2009 the Company recorded amortization expense of approximately $15,000 and $38,000, respectively. For the same periods of 2008, the Company recorded amortization expense of approximately $9,000 and $22,000, respectively.

5. NOTES PAYABLE

In connection with the move to its new headquarters, the Company financed leasehold improvements under a two notes payable with the lessor of the building. The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018. The second note of $104,000 bears interest at 9.5% and is payable in 24 monthly payments of interest and principal amounting to approximately $5,000 beginning August 1, 2009. The future minimum payments as of September 30, 2009 are as follows (in thousands):

	Principal	Interest
2009(1)	$14	$4
2010	59	15
2011	40	9
2012	9	7
2013	9	6
Thereafter	62	17

Total minimum payments	$193	$58

(1)	For the three months ending December 31, 2009

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

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is antidilutive. The effect of the options and warrants was antidilutive for the nine months ended September 30, 2009 and 2008. The following table shows the total outstanding securities considered antidilutive and therefore excluded from the computation of diluted net loss per share:

	Nine Months Ended September 30,
	2009	2008
Options to purchase common stock	5,072,255	5,137,088
Options to purchase common stock - outside plan	103,212	103,212
Warrants to purchase common stock	10,244,184	10,466,633

Total	15,419,651	15,706,933

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

7. COMPREHENSIVE LOSS

Comprehensive loss includes net loss and other comprehensive income, which for us is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity (deficit). Comprehensive loss and its components are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(3,726)	$(5,058)	$(12,529)	$(13,214)
Unrealized loss on securities available-for-sale	(2)	(20)	(24)	(58)

Comprehensive loss	$(3,728)	$(5,078)	$(12,553)	$(13,272)

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

The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options are typically granted throughout the year and generally vest four years thereafter, and expire five years from the date of the award, unless otherwise specified. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each stock option award.

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September, 2009 and 2008 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$138	$170	$362	$379
General and administrative	123	179	320	680

Total share-based compensation expense	$261	$349	$682	$1,059

There was no capitalized share-based compensation cost as of September 30, 2009 and there were no recognized tax benefits during the nine months ended September 30, 2009 and 2008.

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

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dividend yield	0%	0%	0%	0%
Expected volatility	140.1%	92.9%	126.9%	92.9%
Risk-free interest rate	1.48%	2.80%	1.42%	2.80%
Expected life	3.75 years	5.0 years	3.75 years	5.0 years

Share option activity for the nine months ended September 30, 2009 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	5,214,588	$1.89
Granted	484,000	0.48
Exercised	—	—
Forfeited, expired or canceled	(626,333)	2.56

Options outstanding at September 30, 2009	5,072,255	$1.68	3.34	$392

Options exercisable at September 30, 2009	3,376,421	$1.50	3.31	$303

Options exercisable and options expected to vest at September 30, 2009	4,915,770	$1.67	3.16	$369

Unvested share activity for the nine months ended September 30, 2009 was as follows:

	Unvested Number of Options	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2008	2,303,583	$1.62
Granted	484,000	0.38
Vested	(577,250)	1.56
Forfeited	(514,499)	1.73

Unvested balance at September 30, 2009	1,695,834	$1.25

As of September 30, 2009, the Company had approximately 4.0 million common shares reserved for future grant under its share option plan and there were no shares exercised during the first nine months of 2009.

At September 30, 2009, there was $1.6 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 1.9 years.

9. STOCK WARRANTS

The Company has issued warrants to investors as part of its overall financing strategy. There were no warrants issued for the nine months ended September 30, 2009. As of September 30, 2009, there were 10.2 million warrants to purchase Bionovo shares outstanding with a weighted average price of $2.63 and an aggregate exercise price of $27.0 million. Warrants to purchase approximately 5.3 million shares have a provision for cashless exercise under certain circumstances (i.e. if the Company has withdrawn or suspended effectiveness of the registration statement covering the resale of the shares that may be issued upon exercise of the warrant). At this time there is an effective registration statement and no warrants meet the requirements for a cashless exercise.

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

The following table summarizes information about all callable warrants outstanding as of September 30, 2009:

Issue Date	Expiration Date	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
April 2005	April 2010	926,040	0.57	0.52
May 2005	May 2010	402,000	0.77	0.59
January 2007	January 2012	3,592,369	2.13	2.30
October 2007	October 2012	5,323,775	3.50	3.09

		10,244,184

10. LEASES, COMMITMENTS AND CONTINGENCIES

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $1.6 million at September 30, 2009 and $3.0 million at December 31, 2008. Amortization of assets under capital leases is included in depreciation expense and accumulated amortization at September 30, 2009 and December 31, 2008 was $0.6 million and $1.0 million, respectively.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2019. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $45,000 per month. In addition, the Company pays monthly payments of approximately $6,000 toward $0.2 million in notes payable to the lessor for leasehold improvements associated with the Company’s relocation to new office and laboratory facilities. Operating lease expense totaled approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2009 compared with $0.2 million and $0.5 million for the same periods of 2008.

Future minimum lease payments under non-cancelable capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
2009(1)	$166	$462
2010	501	1,833
2011	94	1,888
2012	7	1,945
2013	—	2,003
Thereafter	—	11,049

Total minimum lease payments	$768	$19,180

Less: Amount representing interest	(44)

Present value of minimum lease payments	$724
Less: Current portion	(544)

Obligations under capital lease, net of current portion	$180

(1)	For the three months ending December 31, 2009

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

11. INCOME TAX

The Company does not have any unrecognized tax benefits and does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended September 30, 2009. As of September 30, 2009, the Company had recorded a full valuation reserve for all of our recognized tax benefits.

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

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2009 through November 5, 2009, the issue date of these condensed consolidated financial statements.

Registered Public Offering

On October 7, 2009, the Company completed a registered public offering and issued 30,933,140 shares of its common stock and 29,324,570 warrants. In addition, the Company granted the placement agent 1,546,657 warrants, each warrant entitling the holder to purchase one share of common stock at $0.97 per share at any time for a period commencing six months after the date of the closing, and continuing for five years following the closing date of the offering. The warrants may also be executed on a cashless basis, in accordance with the terms of the warrant. The Company received gross proceeds of $19.1 million and net proceeds of $17.7 million after placement agent fees.

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

The historical information in this report is that of Bionovo Biopharmaceuticals as if Bionovo Biopharmaceuticals had been the registrant for all the periods presented in this report. The historical information in the Management’s Discussion and Analysis or Plan of Operation and the condensed consolidated financial statements presented in this report include those of Bionovo Biopharmaceuticals prior to the reverse merger, as these provide the most relevant information for us on a continuing basis.

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

Our lead drug candidate, Menerba® (previously referred to as “MF101”), is designed and conceived for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed Menerba® to selectively modulate estrogen receptor beta (ERß) and to provide a safe and effective alternative to existing FDA approved therapies that pose a significant risk to the patient for developing breast cancer and other serious diseases. In preclinical studies, Menerba® inhibited tumor growth as well as bone resorption known to cause osteoporosis, which is commonly developed once women become postmenopausal This activity, if confirmed in clinical testing, would differentiate Menerba® from some existing therapies and other therapies in clinical development. In our completed, randomized, placebo-controlled Phase 2 trial involving 217 postmenopausal women for which we announced results in 2007, the higher of two Menerba® doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes as well as a statistically significant reduction in night awakenings, when compared to placebo at 12 weeks of treatment, which represents superior efficacy to existing non-hormonal therapies. We plan to seek FDA approval to conduct further clinical testing at multiple clinical sites in the U.S. We believe that Menerba® ’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and other therapies under development and testing.

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

Our drug discovery and development process utilizes botanical species used in Traditional Chinese Medicine believed to produce biologically active compounds. We apply our clinical knowledge, experience with natural compounds and knowledge of proper scientific screening tools to isolate and purify botanical compounds and extracts for pharmaceutical development. In June 2004, the FDA released a document to provide drug developers with guidance on the approval for botanical drugs. This guidance states that applicants may submit reduced documentation of nonclinical (preclinical) safety to support an IND application for initial clinical studies of botanicals. The first botanical extract drug developed pursuant to these guidelines was approved by the FDA in October 2006. To date, all of our drug candidates are derived from botanical extracts and are being developed in accordance with this FDA guidance. In addition, we have identified the active chemical components underpinning the mechanism of action for our novel drugs, and in some cases, we have developed synthetic methods of production.

We expect to continue to incur operating losses for the foreseeable future, and do not expect to generate profits until and unless our drug candidates have been approved and are being marketed with commercial partners. As of September 30, 2009, we had an accumulated deficit of $52.0 million. Historically we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments.

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

The Company is primarily engaged in the development of pharmaceuticals, derived from botanical sources, to treat cancer and women’s health. The initial focus of the Company’s research and development efforts will be the generation of products for the treatment of breast and other cancers, and to alleviate the symptoms of menopause. The production and marketing of the Company’s products, and its ongoing research and development activities, are and will continue to be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the Food and Drug Administration (FDA) under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

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

Income Tax

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of September 30, 2009, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

We generated net losses since inception through the year ended December 31, 2008, and accordingly did not record a provision for federal income taxes. Deferred tax assets of $15.1 million as of December 31, 2008 were primarily comprised of federal and state tax net operating loss, or NOL, carryforwards. Due to uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carry-forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

Recent Accounting Pronouncements

In June of 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In April of 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted this guidance effective for the quarter ending June 30, 2009 and there is no impact of the adoption on our financial statements as of September 30, 2009.

In April of 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments. The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods. The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance had no impact on our financial statements as of September 30, 2009.

In May of 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC Topic 855). This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for us in the second quarter of 2009 and its adoption did not have a material impact on our condensed consolidated financial statements (See footnote 12).

In October of 2009, the FASB issued the following ASU No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective in 2011. We are currently evaluating the impact of adopting this update on its condensed consolidated financial statements.

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

During the three and nine months ended September 30, 2009, we incurred research and development expenses of $2.9 million and $9.5 million.

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

Results of Operations

Revenues

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
	2009	2008	%	2009	2008	%
	(000’s)	(000’s)		(000’s)	(000’s)
NIH grant	$116	$—	—	$116	$—	—
Service revenue	39	—	—	46	—	—

Total	$155	$—	—	$162	$—	—

Revenue recognized during the three and nine months ended September 30, 2009 was primarily due to $0.1 million from our National Institute of Health (NIH) grant. The difference in NIH grant funds as compared with the same periods of 2008 is due to a timing difference that resulted in the NIH funds being recognized in the fourth quarter of 2008. The remaining revenue is due to limited research services provided to one customer. We expect to continue performing the research services throughout the remainder of 2009; however, the total revenue recognized is not expected to be significant to our operations.

Research and Development Expenses

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
	2009	2008	%	2009	2008	%
	(000’s)	(000’s)		(000’s)	(000’s)
Research and development expenses	$2,938	$3,942	-25%	$9,493	$8,881	7%

Research and development (R&D) expenses reflect costs for the development of drugs and include salaries, contractor and consultant fees and other support costs, including employee stock-based compensation expense. The decrease of $1.0 million for the three months ended September 30, 2009 compared with the same period of 2008 is primarily due to $0.9 million in clinical trial costs for Bezielle® in the third quarter of 2008 compared with only $0.1 million in the third quarter of 2009 in addition to a decrease of approximately $0.3 million in R&D related salaries and benefits. The increase of $0.6 million for the nine months ended September 30, 2009 compared with the same periods of 2008 is primarily due to the increase in R&D related depreciation, facilities and information technology charges combined with an increase in purchases of lab supplies and raw materials to support the Menerba® manufacturing process development.

For the three months and nine months ended September 30, 2009, we recognized $138,000 and $362,000 in employee stock-based compensation expenses charged to R&D expenses, compared to $170,000 and $379,000 for the same periods in 2008. The decreases are primarily related to forfeitures of unvested shares due to employee terminations in 2009. All research and development costs are expensed as incurred.

General and Administrative Expenses

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
	2009	2008	%	2009	2008	%
	(000’s)	(000’s)		(000’s)	(000’s)
General and administrative expense	$926	$1,222	-24%	$3,110	$4,853	-36%

General and administrative (G&A) expense includes personnel costs for finance, administration, information systems, marketing, professional fees as well as facilities expenses. We do not currently have any dedicated sales support or marketing personnel. Marketing and communications expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. The decreases of $0.3 million and $1.8 million in G&A expenses in the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was primarily due to decreases in G&A related depreciation, facilities and information technology expenses due to a decrease in the proportion of office to laboratory space as compared with our old location.

For the three months and nine months ended September 30, 2009, we recognized $123,000 and $320,000 in employee stock-based compensation expenses charged to G&A expenses, compared to $179,000 and $680,000 for the same periods in 2008. The decrease is primarily related to forfeitures of unvested shares related to employee terminations in 2009 combined with decreased options granted to G&A personnel.

Interest Income, Interest Expense and Other Expense

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
	2009	2008	%	2009	2008	%
	(000’s)	(000’s)		(000’s)	(000’s)
Interest income	$5	$143	-97%	$75	$639	-88%
Interest expense	(22)	(36)	-39%	(77)	(98)	-21%
Other income (expense), net	—	(1)	-100%	(86)	(21)	310%

Total	$(17)	$106	-116%	$(88)	$520	-117%

Interest income is derived from cash balances and short term investments. The decrease in interest income for the three and nine months ended September 30, 2009 compared to the same periods in 2008 reflects lower average cash balances.

Interest expense includes interest expense from capital lease agreements for our laboratory equipment and two notes payable to Finance $0.2 million of leasehold improvements made in 2009. The increase in other expense is due to approximately $86,000 in loss on fixed asset disposal associated with the move to our new offices.

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

As of September 30, 2009 we had cash, equivalents and short term investments of $2.3 million compared to $13.6 million at December 31, 2008. This decrease in cash, cash equivalents and short term investments for the nine months ended September 30, 2009 is due to net cash used in operating activities of $10.4 million for the nine months ended September 30, 2009 and $1.0 million in expenditures for capital assets, patent costs and payments on our capital lease agreements.

Net cash provided by investing activities was $9.8 million in 2009 compared to net cash used in investing activities of $9.0 million in 2008. Cash provided by net short-term investment activities was $10.2 million in 2009 compared to cash used in net short-term investment activities of $5.9 million during the same period in 2008 due to the use of proceeds from short-term investments to fund operations in 2009. Expenditures for capital assets decreased approximately $2.6 million in 2009 compared with 2008 due to expenditures in 2008 supporting our move to new office and lab facilities.

Net cash used by financing activities for the first nine months of 2009 included $0.5 million in payments on capital lease obligations compared with $0.7 in the same period of 2008. The decrease is due to the completion of one lease during the third quarter of 2009. In addition, we received $120,000 from the exercise of warrants in 2009 as compared to $18,000 in 2008.

As of September 30, 2009, we had an accumulated deficit of $52.0 million, working capital of $0.7 million and shareholders’ equity of $7.9 million. On October 7, 2009 we completed a registered public offering of common stock and warrants resulting in net proceeds to us of $17.7 million. During the fourth quarter of 2009, we expect to continue using our cash, cash equivalents and short-term investments to fund ongoing operations. Based on anticipated spending levels and the proceeds from our public offering, we estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next twelve months.

Notes Payable

In connection with the move to our new headquarters, we financed leasehold improvements under two notes payable with the lessor of the building. The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018. The second note of $104,000 bears interest at 9.5% and is payable in 24 monthly payments of interest and principal amounting to approximately $5,000 beginning August 1, 2009. The future minimum payments as of September 30, 2009 are as follows (in thousands):

	Principal	Interest
2009(1)	$14	$4
2010	59	15
2011	40	9
2012	9	7
2013	9	6
Thereafter	62	17

Total minimum payments	$193	$58

(1)	For the three months ending December 31, 2009

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at September 30, 2009 are disclosed in the following table (in thousands).

	Total	2009	2010	2011	2012	2013	2014 and beyond
Unconditional purchase obligations	$985	$985	$—	$—	$—	$—	$—
Operating lease obligations	19,180	462	1,833	1,888	1,945	2,003	11,049
Capital lease obligations	768	166	501	94	7	—	—

Total contractual commitments	$20,933	$1,613	$2,334	$1,982	$1,952	$2,003	$11,049

Off-Balance Sheet Financings and Liabilities

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Subsequent Events

Registered Public Offering

On October 7, 2009, we completed a registered public offering and issued 30,933,140 shares of our common stock and 29,324,570 warrants. In addition, we granted the placement agent 1,546,657 warrants, each warrant entitling the holder to purchase one share of common stock at $0.97 per share at any time for a period commencing six months after the date of the closing, and continuing for five years following the closing date of the offering. The warrants may also be executed on a cashless basis, in accordance with the terms of the warrant. The offering resulted in gross proceeds of $19.1 million and we received net proceeds of $17.7 million after placement agent fees.

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

As of September 30, 2009, we had cash, cash equivalents and short-term investments of $2.3 million, consisting of cash and cash equivalents. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On October 16, 2007, a former officer of the Company filed a complaint against Bionovo, Inc. and two of its officers, alleging breach of contract as a result of the rescission of the employment agreement in September 2007. This complaint was filed with the Superior Court of the State of California in and for the County of Alameda. As a part of his compensation, the former officer was to receive 600,000 shares of common stock, over a two-year period from the date of grant, subject to various limitations and vesting. In his complaint, he alleges that the Company failed to accelerate the vesting of 300,000 shares to him, thereby breaching an agreement.

In September of 2008 the Company was notified of an order by the Superior Court, dated August 29, 2008, granting in part a motion to compel binding arbitration for a subset of the claims. The arbitration was held on May 11 and 12, 2009 and on June 10, 2009 the arbitration decision was issued denying all claims alleged by the former officer against the Company and its officers.

Some residual claims not subject to the arbitration remain outstanding. In the opinion of management, the ultimate outcome of this matter will not materially affect the Company’s financial position, results of operations or cash flows and as a result we have not accrued for any contingent liability.

ITEM 1a.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2008 Annual Report on Form 10-K as filed on March 13, 2009 other than those noted below.

We have a history of net losses, which we expect to continue for the foreseeable future and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will become profitable or if we will be able to continue as a going concern.

We are a “development stage” company which commenced operations in 2002, and we are subject to all of the risks associated with having a limited operating history and pursuing the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop our products. We currently conduct research and development to develop anti-cancer drugs and women’s health products. We do not know whether we will be successful in the development of such products. As of September 30, 2009, we have incurred $52.0 million in cumulative net loss from our inception in 2002, and we expect losses to continue for the foreseeable future. Our net loss for 2008 was $16.7 million and for the nine months ended September 30, 2009 was $12.5 million. Our net loss for the fiscal year ended December 31, 2007 was $12.9 million, and for the fiscal year ended December 31, 2006 was $5.6 million. To date, we have mainly recognized revenues from a technology license and a National Institute of Health (“NIH”) grant drawdown. On October 15, 2007, we terminated the technology license agreement. We do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none have been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including Menerba and Bezielle, advance our other anti-cancer and women’s health product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and eventually engage in commercialization activities in anticipation of potential FDA approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline and we may not be able to continue as a going concern.

The current global economic environment poses severe challenges to our business strategy, which relies on access to capital from the markets and our collaborators, and creates other financial risks for us.

The global economy, including credit markets and the financial services industry, has been experiencing a period of substantial turmoil and uncertainty. These conditions have generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. The duration and severity of these conditions is uncertain, as is the extent to which they may adversely affect our business and the business of current and prospective collaborators and vendors. If the global economy does not improve or worsens, we may be unable to secure additional funding to sustain our operations or to find suitable partners to advance our internal programs, even if we receive positive results from our research and development or business development efforts.

We maintain a portfolio of investments in marketable debt securities which are recorded at fair value. Although we have established investment guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity, credit rating agencies may reduce the credit quality of our individual holdings which could adversely affect their value. Lower credit quality and other market events, such as changes in interest rates and further deterioration in the credit markets, may have an adverse effect on the fair value of our investment holdings and cash position.

If our securities are removed from NASDAQ listing, you may have more difficulty purchasing and selling our common stock.

Our securities are currently listed and traded on The NASDAQ Capital Market. To maintain our listing, we must meet NASDAQ’s continued listing standards, including minimum stockholders’ equity, number of stockholders, and bid price. As previously disclosed in our filings with the SEC, on September 15, 2009, we received a letter from The NASDAQ Stock Market stating that we were not in compliance with NASDAQ listing rules because we failed to maintain a minimum bid price of $1.00 per share. NASDAQ has granted us a period of 180 calendar days, or until March 15, 2010, to regain compliance. If, at anytime before March 15, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ has stated that it will provide us with written notification that compliance with the listing rule has been regained. In the event we do not regain compliance with NASDAQ listing standards, and in the event NASDAQ does not provide an exemption or waive such compliance with its listing standards, our common stock may be delisted from The NASDAQ Capital Market. There can be no assurance that we will comply with the continued listing standards in the future. If we are delisted from The NASDAQ Capital Market, we may not be able to secure listing on other exchanges or quotation systems. As a result, we believe that investors will have significantly less liquidity and more difficulty purchasing and selling shares of our common stock, which could have a material adverse effect on the market price of our common stock.

If our common stock were delisted from the NASDAQ Capital Market and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock were removed from listing with the NASDAQ Capital Market, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

Our corporate headquarters are located at a single business park in Emeryville, California. Important documents and records, including copies of our regulatory documents and other records for our product candidates, are located at our facilities and we depend on our facilities for the continued operation of our business. Natural disasters and other catastrophic events, such as wildfires and other fires, earthquakes and extended power interruptions, which have not severely impacted Emeryville businesses in the past, and terrorist attacks, drought or flood, could significantly disrupt our operations and result in additional, unplanned expense. As a small company, we have limited capability to establish and maintain a comprehensive disaster recovery program. Since we do not have a formal business continuity or disaster recovery plan, any natural disaster or catastrophic event could delay our development and commercialization efforts. Even though we believe we carry commercially reasonable insurance, we might suffer losses that exceed the coverage available under these insurance policies. In addition, we are not insured against terrorist attacks or earthquakes.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. We have in the past discovered, and may in the future discover, areas of internal controls that need improvement. For example, during the second quarter of 2009, we discovered that we did not file timely our 2009 proxy statement within the required timeline set by the SEC. We determined that we had a deficiency in our internal control over financial reporting as of June 30, 2009, but it was not a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In the future if any material weaknesses are identified in our internal control over financial reporting, neither our management nor our independent registered public accounting firm will be able to assert that our internal control over financial reporting or our disclosure controls and procedures are effective, and we could be required to further implement expensive and time-consuming remedial measures. We cannot be certain that any measures we take will ensure that we implement and maintain adequate internal control over financial reporting and that we will remediate the material weakness. As a result of recent reductions in our workforce and other personnel departures, we have experienced turnover in our personnel responsible for performing activities related to our internal control over financial reporting. We have used third-party contractors to maintain effective internal control over financial reporting since 2007. However, if we fail to maintain effective internal control over financial reporting or disclosure controls and procedures we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

There may be sales of our stock by our executive officers and directors, and these sales could adversely affect our stock price.

Sales of our stock by our executive officers and directors, or the perception that such sales may occur, could adversely affect the market price of our stock. None of our executive officers have adopted trading plans under SEC Rule 10b5-1 to dispose of a portion of their stock. Any of our executive officers or directors may adopt such trading plans in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the registrant dated as of May 9, 2007. (1)

3.2	Amended and Restated By-Laws of the registrant. (2)

10.27	Letter Agreement, dated September 10, 2009, with Dawson James Securities, Inc. (3)

10.28	First Amendment to Letter Agreement, dated September 23, 2009, with Dawson James Securities, Inc. (4)

10.29	Second Amendment to Letter Agreement, dated September 28, 2009, with Dawson James Securities, Inc. (4)

10.30	Third Amendment to Letter Agreement, dated September 29, 2009, with Dawson James Securities, Inc. (4)

31.1	Certification of Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 4, 2008.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2008.
(3)	Incorporated by reference to Pre-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-161816) originally filed on September 10, 2009 (the “S-1 Registration Statement”) filed on September 22, 2009.
(4)	Incorporated by reference to Pre-Effective Amendment No. 2 to the S-1 Registration Statement filed on September 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of November 2009.

BIONOVO, INC.

By:	/s/ ISAAC COHEN
Isaac Cohen
Chairman and Chief Executive Officer

By:	/s/ THOMAS CHESTERMAN
Thomas Chesterman
Senior Vice President and Chief Financial Officer