Form 10-K
period 2009-12-31
BIONOVO INC
filed 2010-03-16
CIK 1203957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-33498

BIONOVO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5526892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5858 Horton Street, Suite 400 Emeryville, California 94608	(510) 601-2000
(Address of principal executive offices, including zip code)	(Telephone Number)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the last trade price of the common stock reported on The NASDAQ Capital Market on June 30, 2009 was approximately $32.7 million.*

As of March 11, 2010, 107,518,690 shares of the registrant’s common stock, par value $0.0001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

*	Excludes 19,249,188 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

i

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

The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2009 and other documents filed by us from time to time with the Securities and Exchange Commission.

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

Our lead drug candidate, Menerba (formerly MF-101), represents a new class of receptor sub-type selective estrogen receptor modulator (SERM), for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed Menerba to selectively modulate estrogen receptor beta (ERß) and to provide a safe and effective alternative to existing FDA approved therapies that pose a significant risk to women for developing breast cancer, stroke, cardiovascular disease, blood clots and other serious diseases. In preclinical studies, Menerba does not lead to tumor formation in either breast or uterine tissues and it does not increase the risk for clotting. This activity, if confirmed in clinical testing, would differentiate Menerba from some existing therapies and other therapies in clinical development. We announced results of our completed, multicenter, randomized, double-blinded, placebo-controlled Phase 1 trial, involving 217 women, which showed the higher of two Menerba doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes after 12 weeks of treatment. In addition, treatment with the higher of the two doses of Menerba lead to a statistically significant reduction in nighttime awakenings when compared to placebo, which represents superior efficacy to existing non-hormonal therapies. We are seeking FDA approval to conduct further clinical testing at multiple clinical sites in the U.S. We believe that Menerba’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and other therapies under development and testing.

We are also developing Bezielle, an oral anticancer agent for advanced breast cancer. Unlike most other anticancer drugs and drug candidates, which try to control cancer through genomic and proteomic signaling pathways, Bezielle is designed to take advantage of a unique metabolism of cancer cells, with a well-characterized mechanism of action which leads to very selective tumor cell DNA damage and the death of cancer cells, without lasting harm to normal cells. This is accomplished by Bezielle’s secondary inhibition of glycolysis, a metabolic pathway on which cancer cells rely for energy production. Glycolysis inhibition leads to energy collapse in the cells and results in death of cancer cells. Since normal cells do not rely for the most part on glycolysis for energy production they are not killed by Bezielle. Based on our clinical and pre-clinical studies we believe that Bezielle may have a preferential effect on hormone-independent cancers, a subset with few treatment options. To date, 48 women with metastatic breast cancer have been treated with Bezielle in two separate Phase 1 clinical trials. As predicted by the mechanism of action, Bezielle had very limited toxicities with an extremely favorable tolerability profile. Moreover, Bezielle showed encouraging clinical activity among a cohort of women with metastatic breast cancer who had been heavily pretreated with other regimens. A Phase 2 trial has been approved by the FDA and the institutional review boards (“IRBs”) at several prestigious breast cancer clinical sites in the U.S. Bionovo is awaiting funding to commence this open-label, non-randomized trial in 80 women diagnosed with metastatic breast cancer who have failed no more than two prior chemotherapy regimens. We believe that Bezielle’s novel mechanism of action and favorable tolerability profile could lead to preferential use over existing drugs in the treatment of advanced breast cancer, and potentially in the broader, adjuvant care of breast cancer. We also plan to evaluate Bezielle for the treatment of other forms of cancer, including pancreatic cancer and adjuvant use in breast cancer.

We have a diverse pipeline of additional preclinical drug candidates in both women’s health and cancer. We are prepared to proceed with an investigational new drug, or IND, application and a Phase 1/2 trial for our second SERM drug candidate, Seala, for the treatment of postmenopausal vulvar and vaginal atrophy, or “vaginal dryness.” Further, we have identified or begun preclinical work on other drug candidates for a variety of indications within women’s health and cancer.

We have internally discovered and developed all of our drug candidates using our proprietary biological and chemical techniques. Our drug development process targets herbs and other botanical sources, used in Traditional Chinese Medicine, and believed to produce biologically active compounds. We apply our clinical knowledge, experience with natural compounds and knowledge of proper scientific screening tools to isolate and purify botanical compounds and extracts for pharmaceutical development. There are approximately 13,000 species used historically in Chinese medicine. To date, only few were exploited for pharmaceutical development. There are numerous examples of drugs that were derived from plants such as paclitaxel, digitalis and aspirin, and a few from Chinese medicine such as ephedrine and camptothecin. In June 2004, the FDA released a document to provide drug developers with guidance on the approval for botanical drugs. This guidance states that applicants may submit reduced documentation of nonclinical (preclinical) safety to support an IND application for initial clinical studies of botanicals. The first botanical extract drug developed pursuant to these guidelines was approved by the FDA in October 2006. To date, all of our drug candidates are derived from botanical extracts and are being developed in accordance with this FDA guidance. In addition, we have identified the active chemical components underpinning the mechanism of action for our novel drugs, and in some cases, we have developed synthetic methods of production.

We expect to continue to incur significant operating losses over at least the next several years, and do not expect to generate profits until and unless our drug candidates have been approved and are being marketed with commercial partners.

Formation of the Company

The Company’s history began in February 2002 as a private company operating in California. Now Bionovo, Inc. is incorporated in the state of Delaware and was made public through a reverse merger transaction between Bionovo Biopharmaceuticals, Inc.1 and Lighten Up Enterprises International, Inc.2 on April 6, 2005. Immediately following the reverse merger, the Company operated as Lighten Up Enterprises International, Inc. until June 29, 2005 when the Company assumed the name, Bionovo, Inc.

Reverse Merger

On April 6, 2005, Lighten Up Enterprises International, Inc. acquired all the outstanding shares of Bionovo Biopharmaceuticals, Inc. in exchange for 42,112,448 restricted shares of its common stock in a reverse triangular merger. The acquisition was accounted for as a reverse merger in which Bionovo Biopharmaceuticals, Inc. was deemed to be the accounting acquirer. Accordingly, the historical financial information presented herein is that of Bionovo Biopharmaceuticals, Inc. (as adjusted for any difference in the par value of each entity’s stock with an offset to capital in excess of par value). Financial information subsequent to the reverse merger is that of the merged entity, Bionovo, Inc.

Development Stage Company

We have not generated any significant revenue since inception. Accordingly, the accompanying financial statements have been prepared using the accounting formats prescribed by the development stage entities Topic of the FASB Accounting Standards Codification. Although the Company has recognized some nominal amount of revenue, we still believe that we are devoting, substantially, all our efforts toward developing the business and, therefore, still qualify as a Development Stage Enterprise (DSE).

We are a DSE and are primarily engaged in the development of pharmaceuticals, derived from botanical sources, to treat cancer and women’s health. The initial focus of our research and development efforts will be the generation of products for the treatment of breast, and other cancers and to alleviate the symptoms of menopause. The production and marketing of our products and our ongoing research and development activities are and will continue to be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug we develop must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the Food and Drug Administration (FDA) under the Food, Drug and Cosmetic Act. We have limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that we will not encounter problems in clinical trials that will cause us or the FDA to delay or suspend clinical trials.

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

[1]	Bionovo Biopharmaceuticals, Inc. was originally formed as “Bionovo, Inc.” and began operations in the state of California in February 2002. In March of 2004, it reincorporated in the state of Delaware and in June of 2005 changed its name from Bionovo, Inc. to Bionovo Pharmaceuticals, Inc.
[2]	Lighten Up Enterprises International, Inc. was incorporated in Nevada in January of 1998.

Business Strategy

Our goal is to achieve a position of sustainable leadership in the biopharmaceutical industry. Our strategy consists of the following key elements:

Integrate Scientific Discoveries with Natural Substances Used in Traditional Chinese Medicine

For more than 2,000 years, Chinese people have used Traditional Chinese Medicine (TCM), for the prevention and treatment of disease. Many significant drugs and therapies have been derived from botanical sources, such as aspirin and paclitaxel, and some from botanicals used in TCM, such as ephedrine. Advances in science and technology and analytical methodology for natural products can be harnessed for the discovery and development of new drugs from the botanicals used in TCM. We intend to continue to integrate cutting edge scientific discoveries and modern medicine with our expertise in natural substances used in TCM to discover and screen novel formulations derived from botanicals.

Focus on Cancer and Women’s Health

We have intentionally directed our focus on initial medical applications with urgent needs and very large potential markets. With this strategy, even a small market penetration should result in relatively substantial revenue streams. Under this strategy, we have initially directed our attention to the design of drugs to target cancer and women’s health.

According to the American Cancer Society (ACS) 2005 Cancer Facts and Figures, cancer is a leading cause of death in the U.S., yet there remain unmet needs, and current treatments remain ineffective and inadequate for some populations. We believe our addressable market for advanced breast cancer is approximately 500,000—600,000 patients per year. In the current health care regulatory environment, the FDA regulatory requirements for approval of cancer drugs has been modified because of the urgent need for safe and effective treatments of this disease.

There are approximately 27 million women suffering from menopausal symptoms such as hot flashes and vaginal dryness. To date, pharmaceutical interventions offered for women suffering from menopausal symptoms are often deemed unsatisfactory, or they have significant undesirable side effects. Relying in part on what we believe to be our novel system for the assessment of selective estrogen receptors ((a) and (ß)) modulators, or SERMs, their downstream co-regulatory proteins and their transcriptional outcome as well as cytotoxic agents, we intend to continue to target this significant market opportunity for drugs targeting cancer and women’s health.

Develop Our Existing Product Portfolio

We have one drug, Menerba, designed to alleviate the symptoms of menopause, which has completed a Phase 2 clinical trial. We have completed two Phase 1 clinical trials of a second drug, Bezielle, an oral anticancer agent for metastatic breast cancer and we have FDA approval for a Phase 2 clinical trial to further evaluate Bezielle for metastatic breast cancer. We are evaluating the potential of Bezielle in other indications, including the treatment of pancreatic cancer. We also are in the process of preparing a Phase 1 trial for another drug, Seala, an intra-vaginal drug (VG101) for the treatment of postmenopausal vulvar and vaginal atrophy (“vaginal dryness”). We also continued the development of two additional anticancer agents, BN107 and BN108. These drug candidates have unique mechanisms of action which may have a potential safety and efficacy advantage over existing drugs. We intend to further develop these drugs both by expanding our internal resources and by collaborating with leading governmental and educational institutions as well as other companies.

Foster Academic and Industry Collaborations

We have developed research and development relationships with various faculty members at the University of California at San Francisco (UCSF), the University of California at Berkeley (UCB), the University of

California at Davis (UCD), University of Southern California (USC), University of Texas MD Anderson Cancer Center at Houston, Case Western Reserve University, the University of Colorado Health Sciences College (UCHSC), Houston University, Baylor University, and the Methodist Hospital Research Institute in Houston, Texas. We also have an active Scientific Advisory Board (SAB) and Medical Advisory Board (MAB). These collaborations provide access to leading intellectual and physical resources, and we believe will augment funding for academic development and accelerate technology transfer of promising innovations. We intend to continue our collaborations in order to leverage the intellectual resources of other major research centers by seeking additional academic collaborations.

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

Diversify Application of Drug Candidates for Extended Indications

Many of our initial products under development are not specific for women’s health, although the initial clinical trials will focus on this application. Anticancer therapeutics, for example, will apply to a wide range of oncological applications. Similarly, hormonally-active drugs could potentially be used to treat or prevent some forms of cancer or osteoporosis. Accordingly, we intend to pursue alternative applications for our drug candidates when deemed appropriate, to increase our chances of commercial success.

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

As an example, experimental antineoplastic (inhibiting or preventing the growth or development of malignant cells) agents derived from botanicals have been under study in China since the mid-fifties. Agents discovered through this effort include: campothecin (“CPT”) and hydroxycampothecin (“OPT”) from CAMPOTHECA ACUMINATA Decne, Harringtonine and homoheringtonine from several species of CEPHALOTAXUS, Indirubin from BAPHICACANTHES CUSIA Bremek and INDIGOFERA TINCTORIA L. and Kanglaite from COIX LACHRYMA-JOBI L.

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

Our goal is to identify compounds effective at preventing or treating breast cancer as well as potential compounds for desired hormone activity. We have tested 71 herbs that are used in TCM for their ability to regulate transcriptional activity in the presence of ERa or ERß. Over forty five percent (46.4%) of the herbs showed selective activity on the two ERs. In these studies, we identified the herbs that selectively regulate ERa or ERß and result in different transcriptional activity as well as in tissue selectivity.

These studies have the potential to identify natural selective SERMs, such as the drug tamoxifen, which may be used, with FDA approval, to prevent and treat breast cancer. In addition, we anticipate these studies will provide leads that do not increase the risk of breast cancer. Other indications for estrogenic compounds or SERMs are osteoporosis, obesity, autoimmune disorders, cardiovascular disease prevention, arthritis and menopausal symptomatic management (such as hot flashes, insomnia, vaginal dryness and decreased libido).

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

Scientific Consultants

We use consultants to provide us with expert advice and consultation on our scientific programs and strategies. They also serve as contacts for us throughout the broader scientific community. We have consulting agreements with a number of academic scientists and clinicians, who collectively serve as our SAB and MAB. These individuals serve as key consultants with respect to our product development programs and strategies. They possess expertise in numerous scientific fields, including chemistry, pharmacology, cancer, estrogen receptor biology and clinical drug testing.

We retain each consultant according to the terms of a consulting agreement. Under such agreements, we pay them a consulting fee. In addition, some consultants hold options to purchase our common stock, subject to the vesting requirements contained in the consulting agreements. Our consultants are employed by institutions other than ours, and therefore may have commitments to, or consulting or advisory agreements with other entities or academic institutions that may limit their availability to us.

Research and Development

Our pre-clinical research is conducted at our main office in Emeryville, with some research work also conducted at UCSF, UCB, UCD, Baylor University, University of Houston and UCHSC. During the fiscal years ended December 31, 2009, 2008 and 2007, we incurred research and development expenses of $12.5 million, $11.4 million and $9.9 million, respectively. We further expect that research and development expenses will increase as and when we continue development of our drugs.

Intellectual Property and Patent Protection

Patent protection is important to our business. The patent position of companies in the pharmaceutical field generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. Therefore, we cannot be certain that any patent applications relating to our products or processes will result in patents being issued, or that the resulting patents, if any, will provide protection against competitors who successfully challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business, or are able to circumvent our patent position. It is possible that other parties have conducted or are conducting research and could make discoveries of compounds or processes that would precede any of our discoveries. Finally, there can be no assurance that others will not independently develop similar pharmaceutical products which will compete against ours, or cause our drug product candidates and compounds to become obsolete. At present, we have 74 patent applications pending in the United States Patent and Trademark Office, as well as in the Patent Cooperation Treaty, the European Patent Office, Japan, and other markets. One patent (US 7482029 B1) for Menerba, entitled “Composition for Treatment of Menopause”, was issued on March 29, 2006 and expires in August of 2026.

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

The development, manufacturing, marketing, and distribution of drug products are extensively regulated by the FDA in the U.S. and similar regulatory agencies in other countries.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies. The results of preclinical testing are submitted to the FDA as part of an investigational new drug (IND) application. A 30-day waiting period after the filing of each IND application is required prior to commencement of clinical testing in humans. At any time during the 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The IND application process may be extremely costly and substantially delay development of our drug product candidates. Moreover, positive results of preclinical tests will not necessarily indicate positive results in subsequent clinical trials. The FDA may require additional animal testing after an initial IND is approved and prior to Phase 3 trials. These additional studies are customary for drugs intended for use by healthy populations. Our menopausal drug, Menerba, may be subjected to such studies, which may delay or damage our ability to complete trials and obtain a marketing license.

Clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap. During Phase 1, clinical trials are conducted with a small number of subjects to assess metabolism, pharmacokinetics, pharmacological actions, various dosage levels, and safety, including potential side effects associated with increasing doses. Phase 2 usually involves studies in a limited patient population to:

•	assess the efficacy of the drug in specific, targeted indications;

•	assess dosage tolerance and optimal dosage;

•	identify possible adverse effects and safety risks; and

•	correlate drug product potency to efficacy via pharmacological or biological studies.

If a compound is found to be potentially effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites.

After successful completion of the required clinical trials, an NDA is generally submitted. The NDA contains scientific and clinical data, which is intended to demonstrate that the drug is safe and effective for its proposed indication(s). The FDA may request additional information before accepting the NDA for filing, in which case the NDA must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA reviews the NDA and responds to the applicant. FDA requests for additional information or clarification often significantly extend the review process. The FDA may refer the NDA to an appropriate advisory committee for review, evaluation and recommendation as to whether the NDA should be approved, although the FDA is not bound by the recommendation of an advisory committee.

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

The FDA’s Modernization Act codified the FDA’s policy of granting “fast track” approval of cancer therapies and other therapies intended to treat severe or life threatening diseases and having potential to address unmet medical needs. Previously, the FDA approved cancer therapies primarily based on patient survival rates or data on improved quality of life. The FDA considered evidence of partial tumor shrinkage, while often part of the data relied on for approval, insufficient by itself to warrant approval of a cancer therapy, except in limited situations. Under the FDA’s revised policy, which became effective in 1998, the FDA has broadened authority to consider evidence of partial tumor shrinkage or other clinical outcomes for approval, such as progression-free survival. This revised policy is intended to facilitate the study of cancer therapies and shorten the total time for marketing approvals. We intend to take advantage of this policy; however, it is too early to tell what effect, if any, these provisions may have on the approval of our oncology drug product candidates.

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

Our lead product candidate for metastatic breast cancer, Bezielle, may be used for patients with either hormone receptor positive or negative tumors, and is designed for use in both premenopausal and postmenopausal patients and patients who are both HER2 positive and negative. Accordingly, it can be expected to compete with most forms of current therapies for metastatic breast cancer, including hormonal therapy, chemotherapy or biologic therapy. Leading hormonal agents include Nolvadex and Arimidex by AstraZeneca and leading chemotherapy agents include Gemzar by Eli Lilly, Taxotere by Aventis and Xeloda by Roche. The leading biologic agents include Avastin and Herceptic by Genentech and Tykerb by GlaxoSmithKline.

We believe that Bezielle’s novel mechanism of action and favorable tolerability profile could lead to preferential use over existing drugs in the treatment of advanced breast cancer, and potentially in the broader, adjuvant care of breast cancer. While further clinical testing has yet to be completed to demonstrate this, certain of the above drug therapies may still have advantages relative to Bezielle. These advantages may include: selective patient population, lower pricing and greater efficacy.

Our lead product candidate for the treatment of menopausal symptoms, Menerba, would be expected to compete with postmenopausal hormone replacement therapy which has been the primary treatment of menopausal symptoms such as hot flashes. Leading hormonal agents include Premarin and Prempro by Wyeth Pharmaceuticals, Cenestin, Estradiol (generic) and Medroxy-Progesterone Acetate by Barr Pharmaceuticals, and Ogen, Provera and Estring by Pfizer. In addition, Menerba may be expected to compete with newer generation anti-depressants used off-label to treat hot flash frequency, such as venlafaxine by Wyeth, fluoxetine by Eli Lilly and paroxetine by Glaxo Smith Kline. The makers of these would compete directly with us relative to Menerba.

We believe that Menerba’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and other therapies under development and testing for postmenopausal vasomotor symptoms. While further clinical testing has yet to be completed to demonstrate this, certain hormone therapies may still have advantages relative to Menerba. These advantages may include lower pricing and greater efficacy.

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

Employees

As of February 28, 2010, we had 58 employees, none of which are represented by a collective bargaining agreement. We believe that our employee relations are good.

Executive Officers and Directors

Our directors and executive officers and their ages as of February 28, 2010 are as follows:

Name	Age	Position
Isaac Cohen, O.M.D.,L.Ac.	47	Chairman, Chief Executive Officer, Chief Scientific Officer and Director
Mary Tagliaferri, M.D., L.Ac	44	President, Chief Medical Officer, Chief Regulatory Officer and Director
Thomas C. Chesterman	50	Senior Vice President and Chief Financial Officer
John Baxter, M.D. (1)(2)	69	Director
George Butler, Ph.D (2)	62	Director
Louis Drapeau, (1)	66	Director
David Naveh, Ph.D. (1)(2)	58	Director
Michael D. Vanderhoof	50	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation and Nominations Committee.

Isaac Cohen, O.M.D., L.Ac., 47, is a co-founder of Bionovo Pharmaceuticals, Inc. (“Bionovo Pharmaceuticals”), and has served as its Chairman, President, Chief Executive Officer, and Chief Scientific Officer and as a director since February 2002. He became Bionovo, Inc.’s Chairman, Chief Executive Officer and Chief Scientific Officer and a Director in April 2005. Mr. Cohen has been a Guest Scientist at the University of California, San Francisco (UCSF) Cancer Research Center and UCSF Center for Reproductive Endocrinology since 1996. Mr. Cohen was in private practice at The American Acupuncture Center, located in Berkeley, California from 1989-2005.

Mary Tagliaferri, M.D., L.Ac., 44, is a co-founder of Bionovo Pharmaceuticals, and has served as its Chief Regulatory Officer, Chief Medical Officer, Secretary and Treasurer and as a director since February 2002. She became Vice President, Chief Medical Officer, Chief Regulatory Officer, Secretary and Treasurer of Bionovo, Inc. in April 2005, and a director effective in May 2005. She became President of Bionovo, Inc. in addition to continuing her functions as the Company’s Chief Medical Officer, Secretary, Treasurer and Director in May 2007. Dr. Tagliaferri was conducting translational research at the University of California, San Francisco from 1996 to 2002.

Thomas C. Chesterman, M.B.A., 50, has served as our Senior Vice President, Chief Financial Officer and Assistant Secretary since July 2007. From January 2002 to June 2007, Mr. Chesterman was Sr. Vice President and Chief Financial Officer at Aradigm, Corporation, a drug development company. From March 1996 to December 2001, Mr. Chesterman was Vice President and Chief Financial Officer at Bio-Rad Laboratories, Inc., a life-science research products and clinical diagnostics company. From 1993 to 1996, Mr. Chesterman was Vice President of Strategy and Chief Financial Officer of Europolitan AB, a telecommunications company.

John D. Baxter, M.D., 69, has been a Director since April 14, 2008. Dr. Baxter is currently Senior Member and Co-Director of the Center for Diabetes Research at The Methodist Hospital Research Institute, and Head of Endocrinology at the University of Houston. He was associated with the University of California, San Francisco (or “UCSF”) from 1970-2008 where he was a Professor of Medicine from 1979-2008, Chief of the Endocrinology, Parnassus Campus from 1980 to 1997, and Director of UCSF’s Metabolic Research Unit from 1981 to 1999. Dr. Baxter was President of The Endocrine Society from June 2002 to June 2003. He was a founder and served as a director of California Biotechnology, Inc., a drug development company (now Scios, Inc., a division of Johnson & Johnson) from 1982 until 1992 and was a Founder and Director of Karo Bio A.B., a Swedish biotechnology company and SciClone Pharmaceuticals, a drug development company. Dr. Baxter has also been elected to the National Academy of Sciences and the Institute of Medicine of the National Academy of Sciences, and he received the Outstanding Investigator Award from the Howard Hughes Medical Institute. Dr. Baxter is an independent and unaffiliated director, and serves on our Audit Committee, and on our Compensation and Nominations Committee.

George Butler, Ph.D., 62, has been a Director since March 11, 2008. Currently, Dr. Butler serves as the Chairman and President of SingEval (Singapore) Pte. Ltd., a drug development company based in Singapore and the US. Dr. Butler was formerly the vice president, Customer Relationships, Global Development of AstraZeneca, plc, a global pharmaceutical company. Prior to this, he was vice president, head of regulatory affairs. Prior to his time at AstraZeneca, Dr. Butler was vice president and head of regulatory affairs with Novartis AG. Dr. Butler has over 30 years of healthcare research and business experience, primarily in a development environment in multiple biopharmaceutical companies and has also been active for many years in advancing Asian-Western development/regulatory single programs. Dr. Butler is an independent and unaffiliated director, and serves on our Compensation and Nominations Committee.

Louis Drapeau, CPA, MBA, 66, has been a Director since March 14, 2008. Currently, Mr. Drapeau serves as the Chief Executive Officer of InSite Vision since November 2008 and as its Chief Financial Officer since October 1, 2007. Prior to InSite Vision, he served as Chief Financial Officer, Senior Vice President, Finance, at Nektar Therapeutics, a biopharmaceutical company headquartered in San Carlos, California from January 2006 to August 2007. Prior to Nektar, Mr. Drapeau served as Acting Chief Executive Officer from August 2004 to May 2005 and as Senior Vice President and Chief Financial Officer from August 2002 to August 2005 for BioMarin Pharmaceutical Inc, a pharmaceutical company. Previously, Mr. Drapeau spent more than 30 years at Arthur Andersen. Mr. Drapeau also serves on the boards of Intermune, Inc., a pharmaceutical company and Bio-Rad Laboratories, a life science and clinical diagnosis company. Mr. Drapeau is an independent and unaffiliated director, and serves as the chair of our Audit Committee. Mr. Drapeau meets the qualifications as a “Financial Expert”, according to the definition in Item 407 (d)(5)(ii) on Regulation S-K.

David Naveh, Ph.D., MBA, 58, has been a Director of Bionovo Pharmaceuticals since August 2003. He became a director of the Company in May 2005. In 2007, Dr. Naveh retired from Bayer Corporation, a pharmaceutical company where he had worked since 1992, and served as Chief Technological Officer of Bayer Biological Products, Worldwide. Dr. Naveh is an independent and unaffiliated director, serves on our Audit Committee, and serves as the chair of our Compensation and Nominations Committee.

Michael Vanderhoof, 50, has been a Director since June 2005. Mr. Vanderhoof is Chairman of Cambria Asset Management, LLC, which owns Cambria Capital, LLC, a NASD registered broker dealer with offices in Los Angeles and Salt Lake City. Mr. Vanderhoof is also a co-manager of Cambria Investment Fund LP.

Mr. Vanderhoof has over 20 years of experience in the capital markets. Mr. Vanderhoof is also a director of Auxilio, Inc., a healthcare document management services company. Mr. Vanderhoof is an outside director, though he would be considered an affiliated party due to his relationship with Cambria Capital, LLC, with whom the Company has done business in the past year.

Scientific Advisory Board

We have assembled a scientific advisory board that includes several prominent scientific and product development advisors who provide expertise, but are employed elsewhere on a full-time basis, in the areas of women’s health including menopause, breast cancer, cell biology, immunology, hormonal and metabolic disorders, biostatistics and pharmaceutical development. As of March 11, 2010, the board consisted of the following individuals:

Name	Affiliation	Area of Expertise
John D. Baxter, M.D.	The Methodist Hospital Research Institute	Endocrinology

Len Bjeldanes, Ph.D.	University of California, Berkeley	Molecular Toxicology/Bioactive Compound Isolation and Identification

Paul Pui-Hay But, Ph.D.	Food and Drug Authentication Laboratory Ltd., Hong Kong	Botanical Authentication and Chinese Medicine Quality Control

Michael J. Campbell, Ph.D.	University of California, San Francisco	Cell Biology/Immunology

Uwe Christians M.D., Ph.D.	University of Colorado	Pharmacology

Isaac Cohen, O.M.D., L.Ac.	Bionovo, Inc.	Herbology, Pharmacology, Cell Biology and Pharmaceutical development

Gary L. Firestone, Ph.D.	University of California, Berkeley	Molecular and Cell Biology

Richard Gless, Ph.D.	Arete Therapeutics	Chemical Research Management

Jan Ake Gustafsson, M.D., Ph.D.	Houston University	Nuclear Receptors and Cell Signaling

Craig Henderson, M.D.	University of California, San Francisco	Breast Cancer

Willa A. Hsueh, M.D.	The Methodist Hospital Research Institute	Nuclear Receptor Regulation

Dale Leitman, M.D., Ph.D.	University of California, Berkeley	Estrogen Receptor Biology

Bert W. O’Malley, M.D.	Baylor College of Medicine	Molecular and Cell Biology, Nuclear Receptor Regulation

Moshe Rosenberg, D.Sc.	University of California, Davis	Microencapsulation Properties of Proteins, Lipids and Carbohydrates

Terry Speed, Ph.D.	Walter and Eliza Hall Institute of Medical Research, Melbourne, Australia	Bioinformatics

Medical Advisory Board

We have assembled a medical advisory board that includes several prominent clinical and scientific advisors who provide expertise, but are employed elsewhere on a full-time basis, in the areas of women’s health, cancer treatment, and related areas. These individuals provide critical guidance in our planning and execution of clinical trials for our drug candidates. As of March 11, 2010, the board consisted of the following individuals:

Name	Affiliation	Area of Expertise
Mary Cushman, M.D.	University of Vermont	Hematology, Epidemiology

Marco Gambacciani, M.D.	Santa Chiara University Hospital	Menopause

Steven Goldstein, M.D.	New York University	Menopause, Uterine Safety

Deborah Grady, M.D.	University of California, San Francisco	Menopause

Mary Tagliaferri, M.D., L.Ac.	Bionovo, Inc.	Menopause, Breast Cancer

Debasish Tripathy, M.D.	University of Southern California	Breast Cancer

Wulf H. Utian, M.D.	Rapid Medical Research, Inc.	Gynecological Endocrinology

Ethan Weiss, M.D.	University of California, San Francisco	Cardiology

Janet Wittes, Ph.D.	Statistics Collaborative, Inc.	Clinical Biostatistics

Item 1A.	Risk Factors

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

We are a development stage company which commenced operations in 2002, and we are subject to all of the risks associated with having a limited operating history and pursuing the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop our products. We currently conduct research and development to develop anticancer drugs and women’s health products. We do not know whether we will be successful in the development of such products. As of December 31, 2009, we have incurred $55.8 million in cumulative net loss from our inception in 2002, and we expect losses to continue for the foreseeable future. Our net loss for fiscal year ended December 31, 2009 was $16.4 million and for the fiscal year ended December 31, 2008 was $16.7 million. Our net loss for the fiscal year ended December 31, 2007 was $12.9 million, and for the fiscal year ended December 31, 2006 was $5.6 million. To date, we have mainly recognized revenues from a technology license, research services and a National Institute of Health (NIH) grant drawdown. On October 15, 2007, we terminated the technology license agreement. We do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none have been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including Menerba and Bezielle, advance our other anticancer and women’s health product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and eventually engage in commercialization activities in anticipation of potential FDA approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline and we may not be able to continue as a going concern.

We have a limited operating history and are considered a development stage company.

We are considered a development stage company for accounting purposes because we have not generated any material revenues to date. Accordingly, we have limited relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships and competitive disadvantages as against larger and more established companies.

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

Our future operating and capital needs will depend on many factors, including the following:

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

Our potential products face significant regulatory hurdles prior to marketing which could delay or prevent sales. These regulatory hurdles include both clinical development requirements and manufacturing and quality control (CMC) requirements.

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

In addition, the process development and manufacturing of potential products is subject to extensive government regulation, including by the FDA, DEA and state and other territorial authorities. The FDA administers processes to assure that marketed products are safe, effective, and consistently uniform, of high quality and marketed only for approved indications. These quality assurance processes are complex and difficult for a new company to implement. Failure to comply with applicable regulatory requirements can result in sanctions up to the suspension of regulatory approval as well as civil and criminal sanctions. A number of companies have suffered significant setbacks in clinical development and in seeking regulatory approvals, despite their best efforts in the development of quality systems. In our case these requirements are more complex, since the published guidance document from the FDA (the Botanical Guidance) is relatively new, and there are limited precedent botanical drug candidates which have been submitted to the FDA for final approval.

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

Our research and development activities in our Aurora, Colorado and Emeryville, California facilities involve the controlled storage, use and disposal of hazardous materials. We are subject to government regulations relating to the use, manufacture, storage, handling and disposal of hazardous materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by applicable laws and regulations, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result or we could be penalized with fines, and any liability could exceed the limits of or fall outside our insurance coverage. We may not be able to maintain insurance on acceptable terms, or at all. Further, we could be required to incur significant costs to comply with current or future environmental laws and regulations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. We have in the past discovered, and may in the future discover, areas of internal controls that need improvement. For example, during the second quarter of 2009, we discovered that we did not timely file our 2009 proxy statement within the required timeline set by the SEC. We determined that we had a deficiency in our internal control over financial reporting as of June 30, 2009, but it was not a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In the future if any material weaknesses are identified in our internal control over financial reporting, neither our management nor our independent registered public accounting firm will be able to assert that our internal control over financial reporting or our disclosure controls and procedures are effective, and we could be required to further implement expensive and time-consuming remedial measures. We cannot be certain that any measures we take will ensure that we implement and maintain adequate internal control over financial reporting and that we will remediate any material weaknesses. As a result of recent reductions in our workforce and other personnel departures, we have experienced turnover in our personnel responsible for performing activities related to our internal control over financial reporting. We have used third-party contractors to maintain effective internal control over financial reporting since 2007. However, if we fail to maintain effective internal control over financial reporting or disclosure controls and procedures we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

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

Our corporate headquarters are located at a single business park in Emeryville, California. Important documents and records, including copies of our regulatory documents and other records for our product candidates, are located at our facilities and we depend on our facilities for the continued operation of our business. Natural disasters and other catastrophic events, such as wildfires and other fires, earthquakes and extended power interruptions, which have not severely impacted Emeryville businesses in the past, and terrorist attacks, drought or flood, could significantly disrupt our operations and result in additional, unplanned expense. As a small company, we have limited capability to establish and maintain a comprehensive disaster recovery program. Any significant natural disaster or catastrophic event could delay our development and commercialization efforts. Even though we believe we carry commercially reasonable insurance, we might suffer losses that exceed the coverage available under these insurance policies. In addition, we are not insured against terrorist attacks or earthquakes.

We may be negatively impacted by the effects of climate change.

With respect to the impacts of climate change, the Company has no means of assessing or determining that climate change is a known trend likely to come to fruition with a material impact on the Company. If climate change were to have a impact on the Company’s results of operations, the physical impacts of climate change could have an adverse effect on the sourcing of our raw materials. The company may be required to pay more for the raw materials and/or move to alternative suppliers in new geographical areas.

Risks Relating to Our Products, Technology and Know-how

Our products, if and when any of them are approved, could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements, or if such products exhibit unacceptable problems.

Any product for which we obtain marketing approval, together with the manufacturing processes, and advertising and promotional activities for such product, will be subject to continued regulation by the FDA and other regulatory agencies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Any adverse effects observed after the approval and marketing of a product candidate could result in the withdrawal of any approved products from the marketplace. Absence of long-term safety data may also limit the approved uses of our products, if any, to short-term use. Later discovery of previously unknown problems with our products or their manufacture, or failure to comply with regulatory requirements, may result in one or more of the following:

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

The pharmaceutical and biotechnology industry is highly competitive. Pharmaceutical and biotechnology companies are under increasing pressure to develop new products, particularly in view of lengthy product development and regulatory timelines, expiration of patent protection and recent setbacks experienced by several products previously approved for marketing. We compete with many companies that are developing therapies for the treatment of cancer and the symptoms of menopause. Several companies are developing products with technologies that are similar to ours. We also face competition in the field of cancer treatment and therapies for the symptoms of menopause from academic institutions and governmental agencies. Many of our competitors may have greater financial and human resources or more experience in research and development than we have, and they may have established sales, marketing and distribution capabilities. If we or our collaborators receive regulatory approvals for our product candidates, some of our products will compete with well-established, FDA-approved therapies that have generated substantial sales over a number of years. In addition, we will face competition based on many different factors, including the following:

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

While we are developing Bezielle to minimize many of the adverse side effects associated with the above breast cancer treatments, further clinical testing has yet to be completed, and certain drug therapies may have advantages relative to Bezielle, which may include selective patient population, greater efficacy and lower cost.

Our lead product candidate for the treatment of menopausal symptoms, Menerba, would be expected to compete with postmenopausal hormone replacement therapy which has been the primary treatment of menopausal symptoms such as hot flashes. Leading hormonal agents include Premarin and Prempro by Wyeth Pharmaceuticals, Cenestin, Estradiol (generic) and Medroxy-Progesterone Acetate by Barr Pharmaceuticals, and Ogen, Provera and Estring by Pfizer. In addition, Menerba may be expected to compete with newer generation anti-depressants used to treat hot flash frequency, such as desvenlafaxine by Wyeth, fluoxetine by Eli Lilly and paroxetine by Glaxo Smith Kline. The makers of these hormonal agents would compete directly with us relative to Menerba.

While we are developing Menerba to minimize many of the risks associated with long-term use of HT indicated in recent studies and further clinical testing has yet to be completed, certain hormone therapies may have advantages relative to Menerba. These advantages may include greater efficacy and lower cost.

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

In addition, the efforts of governments and third-party payers to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies such as us. A number of legislative and regulatory proposals to change the health care system have been discussed in recent years, including price caps and controls for pharmaceuticals. These proposals could reduce or cap the prices for our potential products or reduce government reimbursement rates for such products. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. We cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on our business. The announcement or adoption of such proposals or efforts could adversely affect our business.

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

At present, we have 74 patent applications pending in the United States Patent and Trademark Office, as well as in the Patent Cooperation Treaty, the European Patent Office, Japan, and other markets. One patent (US 7482029 B1) for Menerba, entitled “Composition for Treatment of Menopause”, was issued on March 29, 2006. Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, they may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe, or circumvent any patents we own or license, and rights we receive under those patents may not provide competitive advantages to us.

Several drug companies and research and academic institutions have developed technologies, filed patent applications, or received patents for technologies that may be related to our business. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use, or sell any of our potential products. For example, US patent applications may be kept confidential while pending in the Patent and Trademark Office and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from the patent rights of others could limit our ability to obtain meaningful patent protection. If other companies obtain patents with conflicting claims, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such licenses on acceptable terms, or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our potential products.

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

The manufacture, use, or sale of our potential products may infringe the patent rights of others. Any litigation to determine the scope and validity of such third party patent rights would be time consuming and expensive. If we are found to infringe on the patent or intellectual property rights of others, we may be required to pay damages, stop the infringing activity, or obtain licenses covering the patents or other intellectual property in order to use, manufacture, or sell our products. Any required license may not be available to us on acceptable terms or at all. If we succeed in obtaining these licenses, payments under these licenses would reduce any earnings from our products. In addition, some licenses may be non-exclusive and, accordingly, our competitors may have access to the same technology as that which is licensed to us. If we fail to obtain a required license or are unable to alter the design of our product candidates to make the licenses unnecessary, we may be unable to commercialize one or more of them, which could significantly affect our ability to achieve, sustain, or grow our commercial business.

If we are unable to protect our trade secrets, we may be unable to protect our interests in proprietary know-how that is not patentable or for which we have elected not to seek patent protection.

In an effort to protect our unpatented proprietary technology, processes, and know-how, we require our employees, consultants, collaborators, and advisors to execute confidentiality agreements. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information. These agreements may be breached, and we may not become aware of, or have adequate remedies in the event of, any such breach. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators, or advisors have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

Our product candidates may have difficulties with market acceptance even after FDA approval.

Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these products will depend on, among other things, their acceptance by physicians, patients, third-party payers and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product candidate that we may develop and commercialize will depend on many factors, including the following:

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

We will require substantial capital resources in order to conduct our operations and develop our therapeutic products, and we cannot assure you that our existing capital resources and the exercise of outstanding warrants and interest income will be sufficient to fund our current and planned operations. The timing and degree of any future capital requirements will depend on many factors.

We do not have any committed sources of capital. Additional financing through grants, strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all. The receptivity of the public and private equity markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. Additional equity financings, if we obtain them, could result in significant dilution to shareholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates, or products that we would otherwise seek to develop and commercialize ourselves.

To conserve funds, we may pursue less expensive but higher-risk development paths or suspend all development activity. Historically, we have limited our product development activities to the minimum we felt was sufficient to support our development and commercialization goals, in particular, with respect to Menerba. While we successfully completed Phase 1 clinical trials of Menerba, without extensive product development experience, we may lack the information necessary and the resources to complete product development and may be unable to manufacture successfully at commercial-scale. If we are unable to complete our product development, we may be unable to effectively commercialize our products, if approved.

If we are unable to raise sufficient additional capital, we may seek to merge with or be acquired by another company and that transaction may adversely affect our business and the value of our securities.

If we are unable to raise sufficient additional capital, we may seek to merge with another company with a stronger cash position, complementary work force, or product candidate portfolio or for other reasons. We believe the market price for our common stock may not accurately reflect the value of our business. While we will continue to seek to maximize the value of our business to our stockholders, the most attractive option for doing so may require us to consummate a transaction involving an exchange of our common stock with that of another company. There are numerous risks associated with merging or being acquired. These risks include, among others, incorrectly assessing the quality of a prospective acquirer or merger-partner, encountering greater than anticipated costs in integrating businesses, facing resistance from employees and being unable to profitably deploy the assets of the new entity. The operations, financial condition, and prospects of the post-transaction entity depend in part on our and our acquirer/merger-partner’s ability to successfully integrate the operations related to our product candidates, business and technologies. We may be unable to integrate operations successfully or to achieve expected cost savings and any cost savings which are realized may be offset by losses in revenues or other charges to operations. As a result, our stockholders may not realize the full value of their investment.

If our securities are removed from NASDAQ listing, you may have more difficulty purchasing and selling our common stock.

Our securities are currently listed and traded on The NASDAQ Capital Market. To maintain our listing, we must meet NASDAQ’s continued listing standards, including minimum stockholders’ equity, number of stockholders, and bid price. As previously disclosed in our filings with the SEC, on September 15, 2009, we received a letter from The NASDAQ Stock Market stating that we were not in compliance with NASDAQ listing rules because we failed to maintain a minimum bid price of $1.00 per share. NASDAQ has granted us a period of 180 calendar days, or until March 16, 2010, to regain compliance. If, at anytime before March 16, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ has stated that it will provide us with written notification that compliance with the listing rule has been regained.

In the event we do not regain compliance with the listing rule prior to the expiration of the compliance period, NASDAQ has indicated that we will be eligible for an additional grace period of 180 days if we meet NASDAQ Capital Market initial listing standards, with the exception of the bid price requirement. We believe we are in compliance with the initial listing standards, excluding the bid price requirement.

We intend to use our best efforts to regain compliance with NASDAQ’s minimum bid requirement and expect that our shares will continue to be listed on The NASDAQ Capital Market during this process under the symbol “BNVI.”

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

The market price of our common stock has been volatile, and fluctuates widely in price in response to various factors which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. During the period from January 1, 2005 to December 31, 2009, the lowest and highest reported trading prices of our common stock on The NASDAQ Capital Market, or for periods before May 29, 2007, as reported on the OTC Bulletin Board, were $0.11 and $6.80. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

Our officers, directors, and principal stockholders control approximately 19% of our currently outstanding common stock. This concentration of ownership may not be in the best interests of all our stockholders. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

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

Provisions of our certificate of incorporation, bylaws, and provisions of applicable Delaware law may discourage, delay, or prevent a merger or other change in control that a stockholder may consider favorable.

Pursuant to our certificate of incorporation, our board of directors may issue additional shares of common or preferred stock. Any additional issuance of common stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management. Specifically, if in the due exercise of fiduciary obligations, the board of directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our board of directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by any of the following:

•	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group;

•	putting a substantial voting bloc in institutional or other hands that might undertake to support the incumbent board of directors; or

•	effecting an acquisition that might complicate or preclude the takeover.

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

We also are subject to Section 203 of the Delaware General Corporation Law. In general, these provisions prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless the transaction in which the person became an interested stockholder is approved in a manner presented in Section 203 of the Delaware General Corporation Law. Generally, a “business combination” is defined to include mergers, asset sales, and other transactions resulting in financial benefit to a stockholder. In general, an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years, did own, 15% or more of a corporation’s voting stock. This statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As of December 31, 2009, we have two effective registration statements registering the resale of up to 57,025,186 shares of our outstanding common stock and shares of common stock issuable upon exercise of warrants, which represents a significant majority of our currently outstanding shares of common stock. As additional shares of our common stock become available for resale in the public market pursuant to that registration statement, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of such shares of common stock may be offered from time to time in the open market and these sales may have a depressive effect on the market for our shares of common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company leases approximately 32,000 square feet of laboratory and office facilities located at 5858 Horton Street, Suite 400, Emeryville, CA 94608, under a long-term, non-cancelable operating lease agreement that expires in December of 2018. The lease provides for increases in future minimum annual rental payments and the agreement requires the Company to pay executory costs (real estate taxes, insurance, and repairs). In November of 2009, the Company signed a one-year lease for additional laboratory space in Emeryville, California.

The Company also maintains laboratory facilities in Aurora, Colorado under a lease that expired in November of 2009. The Company is currently evaluating lease renewal options.

Item 3.	Legal Proceedings

On October 16, 2007, a former officer of the Company filed a complaint against Bionovo, Inc. and two of its officers, alleging breach of contract resulting from the rescission of the former officer’s employment agreement with the Company in September 2007. This complaint was filed with the Superior Court of the State of California in and for the County of Alameda. As a part of his compensation, the former officer was to receive 600,000 shares of common stock, over a two-year period from the date of grant, subject to various limitations and vesting. In his complaint, he alleges that the Company failed to accelerate the vesting of 300,000 shares to him, thereby breaching an agreement.

In September of 2008 the Company was notified of an order by the Superior Court, dated August 29, 2008, granting in part a motion to compel binding arbitration for a subset of the claims. The arbitration was held on May 11 and 12, 2009 and on June 10, 2009 the arbitration decision was issued denying all claims alleged by the former officer against the Company and its officers.

In February of 2010, the Company reached a settlement agreement for the residual claims that were not subject to the arbitration. The settlement amount was included as an expense accrual in the Company’s financial statements for the year ended December 31, 2009; however it did not have a material impact on the Company’s financial position, results of operations or cash flows.

Item 4.	Reserved

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock trades on The NASDAQ Capital Market under the symbol “BNVI”. The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	High	Low
2008
First Quarter	2.15	1.12
Second Quarter	1.55	0.76
Third Quarter	1.49	0.70
Fourth Quarter	0.93	0.17

2009
First Quarter	0.40	0.18
Second Quarter	0.95	0.22
Third Quarter	1.15	0.36
Fourth Quarter	0.79	0.34

Holders

On February 28, 2010, there were 160 stockholders of record of our common stock and the last reported sales price on The NASDAQ Capital Market for our common stock was $0.58. The market for our common stock is highly volatile.

Dividends

We did not repurchase any shares of our equity securities during the year ended December 31, 2009. We have never declared or paid any cash dividends on our common stock and we do not currently intend to pay any cash dividends on our common stock for the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information in Item 11 of this Annual Report.

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

	For the Years Ended December 31,					Accumulated from February 1, 2002 (Date of inception) to December 31, 2009
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$288	$233	$582	$15	$15	$1,180
Operating expenses:
Research and development	12,499	11,416	9,938	4,021	1,535	39,706
General and administrative	4,053	6,097	4,284	1,799	1,056	17,602
Merger cost	—	—	—	—	1,964	1,964

Total operating expenses	16,552	17,513	14,222	5,820	4,555	59,272

Loss from operations	(16,264)	(17,280)	(13,640)	(5,805)	(4,540)	(58,092)

Change in fair value of warrant liability	—	—	—	—	831	831
Interest income	84	730	850	261	148	2,074
Interest expense	(95)	(129)	(87)	(47)	(74)	(460)
Other expense	(88)	(17)	(21)	(24)	(2)	(153)

Loss before income tax	(16,363)	(16,696)	(12,898)	(5,615)	(3,637)	(55,800)
Income tax provision	(1)	(4)	(3)	(3)	(1)	(14)

Net loss	$(16,364)	$(16,700)	$(12,901)	$(5,618)	$(3,638)	$(55,814)

Basic and diluted net loss per common share	$(0.20)	$(0.22)	$(0.20)	$(0.11)	$(0.09)	$(1.18)

Shares used in computing basic and diluted net loss per common share	83,623	76,353	65,763	49,923	40,063	47,345

	For the Years Ended December 31,					Accumulated from February 1, 2002 (Date of inception) to December 31, 2009
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short term investments	$15,934	$13,562	$33,296	$3,055	$6,448	$15,934
Working capital	14,524	12,166	31,271	2,153	5,954	14,524
Total assets	24,149	22,504	38,165	4,972	7,094	24,149
Long-term obligations	217	545	526	301	240	217
Accumulated deficit	(55,814)	(39,450)	(22,750)	(9,849)	(4,231)	(55,814)
Total shareholders’ equity (deficit)	21,896	19,632	34,922	3,496	6,201	21,896

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2009 and other documents filed by us from time to time with the Securities and Exchange Commission. Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipeline, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect us under Item 1A, “Risk Factors” above. We do not undertake any obligation to update forward-looking statements.

Overview

Our company’s history began in February 2002 as a private company operating in California. Now Bionovo, Inc. is incorporated in the state of Delaware and was made public through a reverse merger transaction between Bionovo Biopharmaceuticals, Inc.1 and Lighten Up Enterprises International, Inc.2 on April 6, 2005. Immediately following the reverse merger, the Company operated as Lighten Up Enterprises International, Inc. until June 29, 2005 when the Company assumed the name, Bionovo, Inc.

On April 6, 2005, Lighten Up Enterprises International, Inc. acquired all the outstanding shares of Bionovo Biopharmaceuticals, Inc. in exchange for 42,112,448 restricted shares of its common stock in a reverse triangular merger. The acquisition was accounted for as a reverse merger in which Bionovo Biopharmaceuticals, Inc. was deemed to be the accounting acquirer. Accordingly, the historical financial information presented herein is that of Bionovo Biopharmaceuticals, Inc. (as adjusted for any difference in the par value of each entity’s stock with an offset to capital in excess of par value). Financial information subsequent to the reverse merger is that of the merged entity, Bionovo, Inc.

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

Our lead drug candidate, Menerba (formerly MF-101), represents a new class of receptor sub-type selective estrogen receptor modulator (SERM), for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed Menerba to selectively modulate estrogen receptor beta (ERß) and to provide a safe and effective alternative to existing FDA approved therapies that pose a significant risk to women for developing breast cancer, stroke, cardiovascular disease, blood clots and other serious diseases. In preclinical studies, Menerba does not lead to tumor formation in either breast or uterine tissues and it does not increase the risk for clotting. This activity, if confirmed in clinical testing, would differentiate Menerba from some existing therapies and other therapies in clinical development. We announced results in 2007 of our completed, multicenter,

[1]	Bionovo Biopharmaceuticals, Inc. was originally formed as “Bionovo, Inc.” and began operations in the state of California in February 2002. In March of 2004, it reincorporated in the state of Delaware and in June of 2005 changed its name from Bionovo, Inc. to Bionovo Pharmaceuticals, Inc.
[2]	Lighten Up Enterprises International, Inc. was incorporated in Nevada in January of 1998.

randomized, double-blinded, placebo-controlled Phase 1 trial, involving 217 women, which showed the higher of two Menerba doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes after 12 weeks of treatment. In addition, treatment with the higher dose of Menerba lead to a statistically significant reduction in nighttime awakenings when compared to placebo, which represents superior efficacy to existing non-hormonal therapies. We are seeking FDA approval to conduct further clinical testing at multiple clinical sites in the U.S. We believe that Menerba’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and other therapies under development and testing.

We are also developing Bezielle (previously referred to as “BZL101”), an oral anticancer agent for advanced breast cancer. Unlike most other anticancer drugs and drug candidates, which try to control cancer through genomic and proteomic signaling pathways, Bezielle is designed to take advantage of the unique metabolism of cancer cells. Bezielle inhibits glycolysis, a metabolic pathway on which cancer cells rely. Glycolysis inhibition leads to DNA damage and death of cancer cells without harm to normal cells. We believe that Bezielle may have a preferential effect on hormone-independent cancers, a subset with few treatment options. To date, 48 women with metastatic breast cancer have been treated with Bezielle in two separate Phase 1 clinical trials. As predicted by the mechanism of action, Bezielle had very limited toxicities with an extremely favorable tolerability profile. Moreover, Bezielle showed encouraging clinical activity among a cohort of women with metastatic breast cancer who had been heavily pretreated with other regimens. A Phase 2 trial has been approved by the FDA and the IRBs at several prestigious breast cancer clinical sites in the U.S. Bionovo is awaiting funding to commence this open-label, non-randomized trial in 80 women diagnosed with metastatic breast cancer who have failed no more than two prior chemotherapy regimens. We plan to evaluate Bezielle for the treatment of other forms of cancer, including pancreatic cancer and adjuvant use in breast cancer.

We have a diverse pipeline of additional preclinical drug candidates in both women’s health and cancer, including our second women’s health drug candidate, Seala (formerly referred to as “VG101”), for the treatment of postmenopausal vulvar and vaginal atrophy, or “vaginal dryness”.

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

We expect to continue to incur significant operating losses for the foreseeable future, and do not expect to generate profits until and unless our drug candidates have been approved and are being marketed with commercial partners. As of December 31, 2009, we had an accumulated deficit of $55.8 million. Historically we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments.

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

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to clinical trial accruals, income taxes (including the valuation allowance for deferred tax assets), restructuring costs and share-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

We consider the following accounting policies related to revenue recognition, clinical trial accruals, share-based compensation, income tax and research and development expenses to be the most critical accounting policies, because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Our revenues are derived from collaborative research and development arrangements, technology licenses, and government grants.

Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of technology has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

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

Share-Based Compensation

Share-based compensation to outside consultants is recorded at fair market value in general and administrative expense. We record expenses relating to stock options granted to employees based on the fair value at the time of grant. The fair value of stock options and warrants is calculated using the Black-Scholes pricing method on the date of grant. This option valuation model requires input of highly subjective assumptions. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options.

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

Income Tax

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of December 31, 2009, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

We generated net losses since inception through the year ended December 31, 2009 and accordingly did not record a provision for federal income taxes. Deferred tax assets of $21.8 million as of December 31, 2009 were primarily comprised of federal and state tax net operating loss, or NOL, carryforwards. Due to uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carry-forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

Research and Development Activities

Research and development costs are charged to expense when incurred. The major components of research and development costs include clinical manufacturing costs, pre-clinical and clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, share-based compensation expense, supplies and materials, and facilities costs.

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

During the years ended December 31, 2009, 2008 and 2007, we incurred research and development expenses of $12.5 million, $11.4 million and $9.9 million, respectively. We expect that research and development expenses will continue to increase as we continue our development of Menerba, Bezielle and other drug candidates.

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

Results of Operations

Results of Operations for the Years Ended December 31, 2009, 2008, and 2007

Revenues

	Years Ended December 31,			% Increase (Decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008
	(in thousands)
NIH grant	$233	$233	$479	0%	-51%
Licensing	—	—	103	—	-100%
Service revenue	55	—	—	*	*

Total	$288	$233	$582	24%	-60%

Revenues over the fiscal years 2009, 2008 and 2007 consist primarily of licensing fees and proceeds from a US government grant. Total revenue in 2009 is greater than 2008 due to limited research services provided to one customer. We expect to continue performing the research services into 2010; however, the total revenue recognized is not expected to be significant to our operations. While the National Institute of Health (NIH) grant revenue was consistent in 2009 and 2008, the grant is scheduled to expire in 2010 and we do not expect revenues from this grant to continue.

Revenues were $0.2 million in 2008, compared to $0.6 million in 2007. The $0.4 million decrease in 2008 from 2007 was due to a decrease in proceeds from the NIH grant activity and the termination of our licensing and technology transfer agreement with a Taiwanese company in 2007, which resulted in the recognition of $0.1 million in revenue in 2007 from the remaining deferred revenue balance.

Research and Development Expenses

	Years Ended December 31,			% Increase (Decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008
	(in thousands)
Research and development expenses	$12,499	$11,416	$9,938	9%	15%

Research and development (R&D) expenses reflect costs for the development of drugs and include salaries, contractor and consultant fees and other support costs, including employee share-based compensation expense. R&D expenses were $12.5 million in 2009 compared with $11.4 million in 2008. The increase of $1.1 million is primarily due to increases in R&D related depreciation, facilities and information technology charges combined with an increase in purchases of lab supplies and raw materials to support the Menerba manufacturing process development, partially offset by decreases in our clinical trial expenses.

R&D expenses were $11.4 million in 2008 compared to $9.9 million in 2007. The increase of $1.5 million in 2008 from 2007 is due primarily to clinical trials expenses related to the development of our lead drug candidates.

General and Administrative Expenses

	Years Ended December 31,			% Increase (Decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008
	(in thousands)
General and administrative expense	$4,053	$6,097	$4,284	-34%	42%

General and administrative (G&A) expense includes personnel costs for finance, administration, information systems, and public relations related to our drug development and clinical trials, participation in conventions and tradeshows, website related expenses, facilities expenses, professional fees, legal expenses, and other administrative costs. We do not currently have any dedicated sales support or personnel. The $2.0 million decrease in G&A expenses in 2009 compared to 2008 was primarily due to decreases in G&A related depreciation, facilities and information technology expenses caused by a decrease in the proportion of office to laboratory space as compared with our old location and the implementation of cost reduction initiatives to preserve our cash position.

The $1.8 million increase in G&A expenses in 2008 as compared to 2007 was primarily due to activities in support of our business including an increase in facility rental, legal expenses and an increase in payroll expenses related to an increase in G&A management personnel.

Interest Income, Interest Expense and Other Expense

	Years Ended December 31,			% Increase (Decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008
	(in thousands)
Interest income	$84	$730	$850	-88%	-14%
Interest expense	(95)	(129)	(87)	-26%	48%
Other expense, net	(88)	(17)	(21)	418%	-19%

Total	$(99)	$584	$742	-117%	-21%

Interest income is derived from cash balances and short term investments. Interest income was $0.1 million in 2009 compared to $0.7 million in 2008 and $0.9 million in 2007. The decreases in both years reflect lower average cash balances. We expect interest income to increase in 2010 due to our increase in cash balance from our financing transaction in October 2009.

Interest expense includes interest expense from capital lease agreements for our laboratory equipment and two notes payable to finance $0.2 million of leasehold improvements made in 2009.

The increase in other expense from 2008 to 2009 is due to approximately $91,000 in loss on fixed asset disposal primarily associated with the move to our new offices.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on leasing and public and private financing to fund our operations.

As of December 31, 2009 we had cash, cash equivalents and short term investments of $15.9 million compared to $13.6 million at December 31, 2008. This increase in cash, cash equivalents, and short term investments for the year ended December 31, 2009 is primarily due to $17.4 million in net proceeds from our financing transaction in October 2009 partially offset by net cash used in operating activities of $13.3 million for the twelve months ended December 31, 2009, $0.9 million in expenditures for capital assets and patent costs, and $0.7 million for payments on our capital lease agreements and notes payable.

Net cash used by investing activities was $3.9 million for the year ended December 31, 2009 compared to net cash used in investing activities of $9.1 million for the year ended December 31, 2008. The decrease of $5.2 million was due to $2.6 million decrease in capital expenditures combined with $2.5 million decrease in cash used in short-term investment activities. The decrease in capital expenditures in 2009 was primarily due to leasehold improvement expenditures in 2008 in preparation for the move to our new headquarters (completed in January 2009). The decrease in net cash used in short-term investing activities was due to lower cash and short-term investment balances throughout 2009 as compared with 2008.

Net cash provided by financing activities in 2009 was $16.8 million compared with net cash used by financing activities of $0.9 million in 2008 due to our public offering completed on October 7, 2009. We did not have any equity financing transactions in 2008.

Registered Public Offering

On October 7, 2009, we completed a registered public offering and issued 30,933,140 shares of our common stock and 29,324,570 warrants. In addition, we granted the placement agent 1,546,657 warrants, each warrant entitling the holder to purchase one share of common stock at $0.97 per share at any time for a period commencing six months after the date of the closing, and continuing for five years following the closing date of the offering. The warrants may also be executed on a cashless basis, in accordance with the terms of the warrant. The offering resulted in gross proceeds of $19.1 million and we received net proceeds of $17.4 million after related issuance costs.

We will need to obtain substantial amounts of cash to achieve our objectives of internally developing drugs, which take many years and potentially significantly more amounts of cash to develop. If we decide to market and commercialize any other drug candidate independently or with a partner, we may need to invest heavily in associated manufacturing, marketing and commercialization costs. Such costs will be substantial and some will need to be incurred prior to receiving marketing approval. We do not currently have adequate internal liquidity to meet these objectives in the long term. To do so, we will need to continue our partnering activities and look to other external sources of liquidity, including the public and private financial markets and strategic partners.

As of December 31, 2009, we had an accumulated deficit of $55.8 million, working capital of $14.5 million, and shareholders’ equity of $21.9 million.

We expect that we will need to raise substantial additional capital to fully pursue our business plan before the end of 2010. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We are currently pursuing a variety of funding options, including government grants, partnering/co-investment, venture debt and equity offerings.

The length of time that our current cash and cash equivalents, short-term investments and any available borrowings will sustain our operations will be based on, among other things, our prioritization decisions regarding funding for our programs, our progress in our clinical and earlier-stage programs, the time and costs related to current and future clinical trials and regulatory decisions, our research, development, manufacturing and commercialization costs (including personnel costs), the progress in our collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any future licensing opportunities. Based on the proceeds of our recent public offering, funding we expect to be available to us, and our ability to prioritize spending, we believe we have sufficient cash to meet our operating needs for at least the next 12 months.

Notes Payable

In connection with the move to our new headquarters, we financed leasehold improvements under two notes payable with the lessor of the building. The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018. The second note of $104,000 bears interest at 9.5% and is payable in 24 monthly payments of interest and principal amounting to approximately $5,000 beginning August 1, 2009. The future minimum payments as of December 31, 2009 are as follows (in thousands):

	Principal	Interest
2010	59	15
2011	40	9
2012	9	7
2013	9	6
2014	10	6
Thereafter	53	11

Total minimum payments	$180	$54

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at December 31, 2009 are disclosed in the following table (in thousands).

	Total	2010	2011	2012	2013	2014	2015 and beyond
Operating lease obligations	$18,460	$1,850	$1,868	$1,924	$1,982	$2,041	$8,795
Notes payable	234	74	49	16	15	16	64
Capital lease obligations	602	501	94	7	—	—	—

Total contractual commitments	$19,296	$2,425	$2,011	$1,947	$1,997	$2,057	$8,859

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

In April of 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted this guidance effective for the quarter ending June 30, 2009 and there is no impact of the adoption on our financial statements as of December 31, 2009.

In April of 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments. The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods. The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance had no impact on our financial statements as of December 31, 2009.

In May of 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC Topic 855). This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for us in the second quarter of 2009 and its adoption did not have a material impact on our consolidated financial statements. On February 24, 2010, the FASB issued ASU No. 2010-09 amending Topic 855 to no longer require entities to disclose the date through which management evaluated subsequent events in the financial statements. The update was effective upon release and the adoption of the update did not have a material impact on our financial statements as of December 31, 2009.

In October of 2009, the FASB issued the following ASU No. 2009-13, Revenue Recognition (ASC Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective in 2011. We are currently evaluating the impact of adopting this update on its consolidated financial statements.

In January of 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for interim and annual reporting periods beginning after December 31, 2009. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 31, 2010. We do not expect that the adoption of this new standard will have a material impact to our consolidated financial statements.

Off-Balance Sheet Financings and Liabilities

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Subsequent Events

On January 12, 2010, we granted approximately 657,000 options to employees in lieu of cash bonuses based on fiscal year 2009 performance. The options were fully vested upon grant date and approved by the Company’s

Board of Directors in December of 2009. Accordingly, we have included an accrual of the related share-based compensation expense in the financial statements as of December 31, 2009 of approximately $0.2 million, which is the estimated fair value as of the reporting date.

In February of 2010, we reached a settlement agreement with a former officer of the Company who filed a complaint against Bionovo, Inc. and two of its officers, alleging breach of contract resulting from the rescission of the former officer’s employment agreement with the Company in September 2007. The settlement amount is included as an expense accrual in our financial statements for the year ended December 31, 2009; however, the amount did not have a material impact on our financial position, results of operations or cash flows.

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

As of December 31, 2009, we had cash, cash equivalents, and short-term investments of $15.9 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will however, reduce our interest income from short-term investments.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Bionovo, Inc.

We have audited the accompanying consolidated balance sheets of Bionovo, Inc., a development stage company, as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009, 2008, 2007 and the period from inception (February 1, 2002) to December 31, 2009. Bionovo, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bionovo, Inc. as of December 31, 2009 and 2008 and the consolidated results of its operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 2009, 2008, 2007 and the period from inception (February 1, 2002) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
San Francisco, California

March 15, 2010

Bionovo, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2009	2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,799	$3,270
Short-term investments	13,135	10,292
Receivables	251	126
Prepaid expenses	214	334
Other current assets	161	471

Total current assets	16,560	14,493
Property and equipment, net	6,197	6,938
Patent pending, net	822	575
Other assets	570	498

Total assets	$24,149	$22,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$311	$521
Accrued compensation and benefits	367	456
Current portion of lease obligations	476	682
Current portion of notes payable	59	—
Other current liabilities	823	668

Total current liabilities	2,036	2,327
Non-current portion of lease obligations	96	545
Non-current portion of notes payable	121	—

Total liabilities	2,253	2,872

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 190,000,000 shares authorized, 107,518,690 and 76,363,101 shares outstanding at December 31, 2009 and 2008, respectively	11	8
Additional paid-in capital	77,704	59,050
Accumulated other comprehensive (loss) income	(5)	24
Accumulated deficit	(55,814)	(39,450)

Total shareholders’ equity	21,896	19,632

Total liabilities and shareholders’ equity	$24,149	$22,504

See accompanying notes to these consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	For the Years Ended December 31,			Accumulated from February 1, 2002 (Date of inception) to December 31, 2009
	2009	2008	2007
	(in thousands, except per share data)
Revenues	$288	$233	$582	$1,180

Operating expenses:
Research and development	12,499	11,416	9,938	39,706
General and administrative	4,053	6,097	4,284	17,602
Merger cost	—	—	—	1,964

Total operating expenses	16,552	17,513	14,222	59,272

Loss from operations	(16,264)	(17,280)	(13,640)	(58,092)

Change in fair value of warrant liability	—	—	—	831
Interest income	84	730	850	2,074
Interest expense	(95)	(129)	(87)	(460)
Other expense	(88)	(17)	(21)	(153)

Loss before income tax	(16,363)	(16,696)	(12,898)	(55,800)
Income tax provision	(1)	(4)	(3)	(14)

Net loss	$(16,364)	$(16,700)	$(12,901)	$(55,814)

Basic and diluted net loss per common share	$(0.20)	$(0.22)	$(0.20)	$(1.18)

Shares used in computing basic and diluted net loss per share	83,623	76,353	65,763	47,345

See accompanying notes to these consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flow

	For the Years Ended December 31,			Accumulated from February 1, 2002 (Date of inception) to December 31, 2009
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(16,364)	$(16,700)	$(12,901)	$(55,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,578	1,076	738	3,680
Stock-based compensation expense	1,186	1,371	1,280	4,467
Amortization and accretion of investments	79	67	(5)	141
Non-cash compensation for warrants issued	—	—	—	1,964
Amortization of note discount	—	—	—	139
Amortization of deferred stock compensation	—	—	—	16
Change in fair value of warrrant liability	—	—	—	(831)
Loss on disposal of property and equipment	91	2	7	113
Noncash adjustment to available-for-sale securities	(1)	—	—	(1)
Changes in assets and liabilities:
Receivables	(125)	160	(284)	(251)
Prepaid expenses and other current assets	430	(400)	(222)	(375)
Deposits and other non-current assets	(75)	(467)	5	(537)
Accounts payable	(210)	221	(247)	311
Accrued compensation and benefits	(89)	8	348	367
Other accrued liabilities	155	(593)	1,130	824
Deferred revenue	—	—	(103)	—

Net cash used in operating activities	(13,345)	(15,255)	(10,254)	(45,787)

Cash flows from investing activities:
Capital expenditures	(629)	(3,211)	(1,744)	(6,596)
Acquisition of intangible assets	(299)	(362)	(242)	(966)
Proceeds from sales and maturities of investments	10,235	10,520	493	27,494
Purchases of available-for-sale securities	(13,185)	(16,036)	(4,823)	(40,772)

Net cash used in investing activities	(3,878)	(9,089)	(6,316)	(20,840)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	17,351	—	38,180	67,085
Payments under capital lease obligation	(695)	(876)	(571)	(2,498)
Payments under notes payable	(24)	—	—	(24)
Proceeds from exercise of warrants and options	120	18	4,862	5,000
Payments of convertible notes payable	—	—	—	(50)
Payments for financing costs for convertible notes	—	—	—	(87)

Net cash provided by (used in) financing activities	16,752	(858)	42,471	69,426

Net (decrease) increase in cash and cash equivalents	(471)	(25,202)	25,901	2,799
Cash and cash equivalents at the beginning of the period	3,270	28,472	2,571	—

Cash and cash equivalents at the end of the period	$2,799	$3,270	$28,472	$2,799

See accompanying notes to these consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit Development Stage	Total Sharesholders’ Equity
	Number of Shares	Par
	(in thousands)
Balance at inception (February 1, 2002)—Adjusted to reflect effect of stock split on June 17, 2004 and March 4, 2004, and reverse merger on April 6, 2005	20,400	$2.0	$(2)	$—	$—	$—

Balances at December 31, 2002	20,400	2.0	(2)	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	(56)	(56)

Balances at December 31, 2003	20,400	2.0	(2)	—	(56)	(56)
Noncash compensation expense for options issued	—	—	30		—	30
Net loss	—	—	—	—	(538)	(538)

Balances at December 31, 2004	20,400	2.0	28	—	(594)	(564.0)
Issuance of shares for reverse merger	4,000	0.4	—	—	—	0.4
Issuance of common stock for funds received by private placement net of financing cost	20,461	2.1	9,930	—	—	9,932.1
Issuance of common stock for conversion on notes payable	1,251	0.1	462	—	—	462.1
Amortization of deferred share-based compensation	—	—	16	—	—	16.0
Net loss	—	—	—	—	(3,637)	(3,637.0)

Balances at December 31, 2005	46,112	4.6	10,436	—	(4,231)	6,209.6
Issuance of common stock for exercise of warrants	5,025	0.5	2,304	—	—	2,304.5
Issuance of common stock for services	200	—	165	—	—	165.0
Amortization of deferred share-based compensation	—	—	—	—	—	—
Share-based compensation	—	—	435	—	—	435.0
Net loss	—	—	—	—	(5,618)	(5,618.0)

Balances at December 31, 2006	51,337	$5.1	$13,340	$—	$(9,849)	$3,496
Comprehensive loss:
Net loss				—	(12,901)	(12,901)
Change in net unrealized gain on available for sale investments				4	—	4

Total comprehensive loss						(12,897)
Issuance of common stock from private placement, net of financing cost	10,521	1.1	14,505	—	—	14,506.1
Issuance of common stock from public financing, net of financing cost	10,000	1.0	23,674	—	—	23,675
Issuance of common stock upon exercise of warrants	4,108	0.4	4,537	—	—	4,537.4
Issuance of common stock upon exercise of stock options	377	—	325	—	—	325
Share-based compensation related to issuance of stock option grants	—	—	1,280	—	—	1,280

Balances at December 31, 2007	76,343	7.6	57,661	4	(22,750)	34,923

Bionovo, Inc.

(A Development Stage Company)

Statements of Shareholders’ Equity—(Continued)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit Development Stage	Total Sharesholders’ Equity
	Number of Shares	Par
	(in thousands)
Balances at December 31, 2007	76,343	7.6	57,661	4	(22,750)	34,923
Comprehensive loss:
Net loss				—	(16,700)	(16,700)
Change in net unrealized gain on available for sale investments				20	—	20

Total comprehensive loss	—	—	—	—	—	(16,680)
Issuance of common stock upon exercise of stock options	20	—	18	—	—	18
Share-based compensation related to issuance of stock option grants	—	—	1,371	—	—	1,371

Balances at December 31, 2008	76,363	7.6	59,050	24	(39,450)	19,632
Comprehensive loss:
Net loss				—	(16,364)	(16,364)
Change in net unrealized gain on available for sale investments				(29)	—	(29)

Total comprehensive loss	—	—	—	—	—	(16,393)
Issuance of common stock upon exercise of warrants	222	—	120	—	—	120
Issuance of common stock from public financing, net of financing cost	30,934	3.1	17,348	—	—	17,351
Share-based compensation related to issuance of stock option grants	—	—	1,186	—	—	1,186

Balances at December 31, 2009	107,519	$10.7	$77,704	$(5)	$(55,814)	$21,896

See accompanying notes to these consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

1. BUSINESS AND ORGANIZATION

Formation of the Company

The Company’s history began in February 2002 as a private company operating in California. Now Bionovo, Inc. is incorporated in the state of Delaware and was made public through a reverse merger transaction between Bionovo Biopharmaceuticals, Inc.1 and Lighten Up Enterprises International, Inc.2 on April 6, 2005. Immediately following the reverse merger, the Company operated as Lighten Up Enterprises International, Inc. until June 29, 2005 when the Company assumed the name, Bionovo, Inc.

Reverse Merger

On April 6, 2005, Lighten Up Enterprises International, Inc. acquired all the outstanding shares of Bionovo Biopharmaceuticals, Inc. in exchange for 42,112,448 restricted shares of its common stock in a reverse triangular merger. The acquisition was accounted for as a reverse merger in which Bionovo Biopharmaceuticals, Inc. was deemed to be the accounting acquirer. Accordingly, the historical financial information presented herein is that of Bionovo Biopharmaceuticals, Inc. (as adjusted for any difference in the par value of each entity’s stock with an offset to capital in excess of par value). Financial information subsequent to the reverse merger is that of the merged entity, Bionovo, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company has not generated any significant revenue since inception. Accordingly, the accompanying financial statements have been prepared using the accounting formats prescribed by the Development Stage Entity Topic of the Financial Accounting Standards Board (FASB) Codification for a development stage enterprise (DSE). Although the Company has recognized some nominal amount of revenue, the Company still believes it is devoting, substantially, all its efforts on developing the business and, therefore, still qualifies as a DSE.

Liquidity

The Company has sustained recurring losses and negative cash flows from operations. At December 31, 2009, the Company had an accumulated deficit of $55.8 million, working capital of $14.5 million and shareholders’ equity of $21.9 million. Over the past years, the Company’s growth has been funded through a combination of private equity, debt, lease financing and public offering. As of December 31, 2009, the Company had $2.8 million in cash and cash equivalents and $13.1 million in short-term securities, for a total of $15.9 million.

In October of 2009, the Company obtained additional financings of $17.4 million, net of financing cost, through the sale of its common stock and warrants. The Company believes that, as a result of this, it currently has sufficient cash and financing commitments to meet its funding requirements over the next twelve months.

However, the Company has experienced and continues to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise substantial additional capital to fully pursue its business plan before

[1]	Bionovo Biopharmaceuticals, Inc. was originally formed as “Bionovo, Inc.” and began operations in the state of California in February 2002. In March of 2004, it reincorporated in the state of Delaware and in June of 2005 changed its name from Bionovo, Inc. to Bionovo Pharmaceuticals, Inc.
[2]	Lighten Up Enterprises International, Inc. was incorporated in Nevada in January of 1998.

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

the end of 2010. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs. The Company is currently pursuing a variety of funding options, including government grants, partnering/co-investment, venture debt and equity offerings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If the Company is not successful in its efforts to raise additional funds by the first half of 2011, we may not be able to continue as a going concern.

Use of Estimates and Reclassifications

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

Certain reclassifications of prior period amounts have been made to our consolidated financial statements to conform to the current period presentation.

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

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Office and lab equipment	$5,967	$5,290
Leasehold improvements	3,359	3,440
Computer equipment and software	266	249

	9,592	8,979
Less: accumulated depreciation	(3,395)	(2,041)

Property and equipment, net	$6,197	$6,938

Leasehold improvements include $0.2 million in gross assets acquired under two notes payable with the lessor of the Company’s headquarters (see Note 5, “Notes Payable” for further details). Office and lab equipment include gross assets acquired under capital leases of approximately $1.6 million and $3.0 million as of December 31, 2009 and 2008, respectively. Amortization of assets under capital leases is included in depreciation expense. For the years ended December 31, 2009, 2008 and 2007, the Company recorded depreciation expense of approximately $1.5 million, $1.0 million and $0.7 million, respectively.

Assets Held under Capital Leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Intangible assets—Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. The Company has capitalized $0.8 million in patent licensing costs as of December 31, 2009. Amortization expense charged to operations was approximately $55,000 for 2009, $33,000 for 2008 and $18,000 for 2007.

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

In fiscal year 2009, the Company began performing limited research services for one customer and for the year ended December 31, 2009 has recognized approximately $55,000 in related revenue. Prior to 2009, only revenue from technology licenses and grant proceeds had been received.

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

Research and Development

Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses and allocated facility costs. External expenses consist of costs associated with outsourced clinical research organization activities, sponsored research studies, product registration, and investigator sponsored trials. All research and development costs are charged to expense as incurred.

Basic and Diluted Loss per Share

In accordance with Earnings per Share Topic of the FASB Codification, the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

	December 31,
	2009	2008	2007
Options to purchase common stock	5,110	5,215	4,750
Options to purchase common stock—outside plan	103	103	103
Warrants to purchase common stock	43,245	10,466	10,467

Potential equivalent shares excluded	48,458	15,784	15,320

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income, which for us is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity (deficit). Comprehensive loss and its components are as follows (in thousands):

	December 31,
	2009	2008	2007
Net loss	$(16,364)	$(16,700)	$(12,901)
Changes in unrealized gain (loss) on securities available-for-sale	(29)	20	4

Comprehensive loss	$(16,393)	$(16,680)	$(12,897)

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

Other Current Liabilities

Other current liabilities include the following as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Accrued clinical trial expenses	$12	$73
Accrued consulting fees	29	29
Accrued legal fees	191	41
Accrued accounting fees	114	85
Deferred rent	286	—
Other current liabilities	191	440

Total other current liabilities	$823	$668

Income Taxes

The Company accounts for its income taxes based on the Income Taxes Topic of the FASB ASC which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

Share-based Compensation

The Company records share-based compensation in accordance with the provisions of the Share-based Compensation Topic of the FASB Codification. The guidance requires the use of option-pricing models that require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, and the resulting charge is expensed using the straight-line attribution method over the vesting period. Both the expected stock price volatility and the weighted-average expected life assumptions were determined using historical data. Stock compensation expense recognized during the period is based on the value of share-based awards that were expected to vest during the period adjusted for estimated forfeitures.

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

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

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

In April of 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this guidance effective for the quarter ending June 30, 2009. There was no impact of the adoption on the Company’s financial statements for the year ended December 31, 2009.

In April of 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments. The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods. The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance had no impact on the Company’s financial statements as of December 31, 2009.

In May of 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC Topic 855). This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for the Company in the second quarter of 2009 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements. On February 24, 2010, the FASB issued ASU No. 2010-09 amending Topic 855 to no longer require entities to disclose the date through which management evaluated subsequent events in the financial statements. The update was effective upon release and the adoption of the update did not have a material impact on our financial statements as of December 31, 2009. (See Note 11, “Subsequent Events”).

In October of 2009, the FASB issued the following ASU No. 2009-13, Revenue Recognition (ASC Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective in 2011. The Company is currently evaluating the impact of adopting this update on its condensed consolidated financial statements.

In January of 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of this new standard will have a material impact to its consolidated financial statements.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

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

The following is a summary of cash, cash equivalents, and available-for-sale securities at December 31, 2009 and December 31, 2008 (in thousands):

	December 31, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$124	$—	$—	$124
Money market funds	1,073	—	—	1,073
Corporate notes	1,602	—	—	1,602

Total cash and cash equivalents	$2,799	$—	$—	$2,799

Available-for-sale investments:
US govt. agency obligations	$7,812	$—	$(5)	$7,807
Corporate notes	5,328	—	—	5,328

Total available-for-sale investments	$13,140	$—	$(5)	$13,135

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

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

As of December 31, 2009 and 2008, unrealized losses of approximately $5,000 and unrealized gains of approximately $24,000 were included in accumulated other comprehensive income in the accompanying consolidated balance sheets, respectively.

Fair Value Hierarchy

U.S. GAAP establishes a fair value hierarchy which has three levels based on the reliability of the inputs used to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	(Level 1)	(Level 2)
December 31, 2009
Money market funds	$1,073	$1,073	$—
US government agencies	7,807	—	7,807
US corporate debt	6,930		6,930

Total	$15,810	$1,073	$14,737

	Total	(Level 1)	(Level 2)
December 31, 2008
Money market funds	$2,433	$2,433	$—
US term deposits	459	—	459
US government agencies	6,520	—	6,520
US corporate debt	3,772	—	3,772

Total	$13,184	$2,433	$10,751

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table shows supplemental cash flows for the years ended December 31, 2009, 2008 and 2007 and inception to date from February 1, 2002 through December 31, 2009 (in thousands).

	For the Years Ended December 31,			Accumulated from February 1, 2002 (Date of inception) to December 31, 2009
	2009	2008	2007
Cash paid during the year for:
Interest paid	$89	$128	$92	$444
Income taxes paid	1	4	3	13
Supplemental disclosure of non-cash investing and financing:
Non-cash warrant expense for warrants issued	$—	$—	$—	$1,964
Adjustment in warrant liability	—	—	—	7,030
Conversion of notes payable to common stock	—	—	—	450
Assets acquired under capital lease	40	870	1,211	3,071
Assets acquired under notes payable	204	—	—	204
Issuance of common stock for services	—	—	—	165
Conversion of accrued interest payable	—	—	—	12
Issuance of common stock with reverse merger	—	—	—	4

5. NOTES PAYABLE

In January of 2009, the Company relocated to its new headquarters. Related to the relocation, the Company financed leasehold improvements under a two notes payable with the lessor of the building. The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018. The second note of $104,000 bears interest at 9.5% and is payable in 24 monthly payments of interest and principal amounting to approximately $5,000 beginning August 1, 2009. The future minimum payments as of December 31, 2009 are as follows (in thousands):

	Principal	Interest
2010	59	15
2011	40	9
2012	9	7
2013	9	6
2014	10	6
Thereafter	53	11

Total minimum payments	$180	$54

6. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

In April and May of 2005 the Company completed private placements selling 20,461,000 shares of common stock to accredited investors at a price of $0.50 per share. The Company received gross proceeds of $10,230,500.

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

As part of the closing of the private placements we issued five-year warrants to purchase a total of 2,557,625 shares of common stock at an exercise price of $0.75 per share and 2,557,625 shares of common stock at an exercise price of $1.00 per share.

In connection with the closing of the private placements, on April 6, 2005, the convertible notes resulting from the September 30, 2004 bridge financing of $500,000 were converted into common stock at $0.36 per share or paid. The aggregate principal amount of the convertible secured notes of $450,000 was converted into a total of 1,251,448 shares of common stock. The remaining $50,000 principal was repaid.

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

Unrelated to the call notice, during the year ending December 31, 2006, certain warrant holders exercised common stock purchase warrants representing 2,353,714 shares, for which the Company received $257,776.

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

On March 9, 2007, the Company issued a call notice to all holders of the common stock purchase warrants ($1.00 exercise price) issued in the April 6, 2005 and May 5, 2005 private placements. Section 3(c) of the warrants permit the Company to call for cancellation all or a part of the unexercised portion of the warrants upon the occurrence of certain events. The events required are (i) an effective registration statement registering the resale of the shares of common stock underlying the warrants, (ii) the closing bid price of the common stock for each of the ten (10) consecutive trading days equals or exceeds $1.25 and (iii) the average daily trading volume of the common stock for such ten (10) days period equals or exceeds 100,000 shares. As of March 8, 2007, each of the foregoing events had occurred. The holders of these warrants had until March 31, 2007 to exercise all or a portion of the unexercised portion of such warrants, and any such warrants not so exercised will automatically be canceled on that date. As of March 31, 2007, all of the $1.00 warrants from the April 6, 2005 and May 5, 2005 private placements had been exercised pursuant to this call notice, or exercised prior to the call notice.

On October 31, 2007, the Company received $24.0 million, net of underwriting discount, from the closing of its public offering of 10.0 million shares of common stock at a price to the public of $2.50 per share and 5.3 million 5-year warrants to purchase shares of common stock at $3.50 per share at a price of $0.10 per warrant.

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

On October 7, 2009, the Company completed a registered public offering and issued 30,933,140 shares of its common stock and 29,324,570 warrants at a price of $6.20 per unit including 10 shares of common stock and 10 warrants to purchase common stock at $0.85 per share and $6.00 per unit of 10 shares of common stock exclusive of warrants. In addition, the Company granted the placement agent 1,546,657 warrants, each warrant entitling the holder to purchase one share of common stock at $0.97 per share at any time for a period commencing six months after the date of the closing, and continuing for five years following the closing date of the offering. The warrants may also be executed on a cashless basis, in accordance with the terms of the warrant.

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

Under the Plan, incentive options to purchase the Company’s common stock may be granted to employees at prices not lower than fair market value at the date of grant as determined by the Board of Directors. Non-statutory options (options that do not qualify as incentive options) may be granted to employees and consultants at prices no lower than 85% of fair market value at the date of grant as determined by the Board of Directors. In addition, incentive or non-statutory options may be granted to persons owning more than 10% of the voting power of all classes of stock at prices no lower than 110% of the fair market value at the date of grant as determined by options (no longer than ten years from the date of grant, five years in certain instances). Options granted generally have a five-year life and typically vest over four years.

As of December 31, 2009, we had reserved 4.0 million shares of common stock for future issuance under the Plan.

Share-based Compensation Expense

To estimate the value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. The forfeiture rate also impacts the amount of aggregate compensation expense. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues. For the years ended December 31, 2009, 2008 and 2007, the weighted-average assumptions used were:

	Year Ended December 31,
	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	127%	93%	83%
Risk-free interest rate	1.42%	2.44%	3.45%
Expected life	3.75 years	3.11 years	4.75 years

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes share-based compensation expense related to employee and non-employee stock options for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Research and development	$686	$512	$743
General and administrative	500	859	537

Total share-based compensation expense	$1,186	$1,371	$1,280

Total share-based compensation expense for the year ended December 31, 2009 includes an accrual of $0.2 million for approximately 657,000 options granted to employees on January 12, 2010. The options were fully vested upon grant date and were granted to employees in lieu of cash bonuses based on fiscal year 2009 performance.

There was no capitalized share-based compensation cost as of December 31, 2009 and there were no recognized tax benefits during the years ended December 31, 2009, 2008 and 2007.

Share option activity for the year ended December 31, 2009 was as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	5,215	$1.89
Granted	524	0.48
Exercised	—	—
Forfeited	(515)	2.34
Expired or canceled	(114)	3.25

Options outstanding at December 31, 2009	5,110	$1.67	3.11	$195

Options exercisable at December 31, 2009	3,514	$1.52	3.08	$152

Options exercisable and options expected to vest at December 31, 2009	4,949	$1.67	2.95	$183

The weighted-average grant date fair value of options granted for each of the last three years was as follows:

Grant Year	Options Granted (in thousands)	Weighted Average Grant Date Fair Value
2007	2,673	$1.97
2008	814	0.71
2009	524	0.38

The intrinsic value of options exercised for the years December 31, 2008 and 2007 was approximately $2,000 and $474,000, respectively. There were no stock option exercises for the year ended December 31, 2009. As of December 31, 2009, there was $1.3 million of total future compensation cost related to unvested stock options to be recognized over a weighted-average period of 1.8 years.

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

Unvested share activity for the year ended December 31, 2009 is summarized below:

	Unvested Number of Options (in thousands)	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2008	2,304	$1.62
Granted	524	0.38
Vested	(717)	1.48
Forfeited	(515)	1.73

Unvested balance at December 31, 2009	1,596	$1.25

The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.01 – $1.00	2,426	3.7	$0.61	1,947	$0.62
$1.01 – $2.00	1,056	2.6	1.46	650	1.49
$2.01 – $3.00	1,148	2.6	2.85	630	2.85
$3.01 – $4.00	50	2.1	3.94	50	3.94
$4.01 – $5.00	300	2.7	4.40	150	4.40
$5.01 – $6.00	130	2.3	5.75	87	5.75

	5,110	3.1	1.67	3,514	1.52

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as follows (in thousands):

	December 31,
	2009	2008	2007
Options to purchase common stock—Plan	5,110	5,215	4,750
Options to purchase common stock—Outside plan	103	103	103
Shares available for option grants	3,991	3,886	1,370
Warrants to purchase common stock	43,245	10,466	10,467

Total	52,449	19,670	16,690

7. WARRANTS

September 2004 Bridge Financing

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

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

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

As of December 31, 2009, all bridge warrants and related placement agent warrants had been exercised.

April 2005 Private Placement

In April 2005, as part of the closing of Bionovo Biopharmaceuticals’ April 6, 2005 private placement, Bionovo Biopharmaceuticals issued five-year warrants to purchase a total of 2,023,875 shares of Bionovo Biopharmaceuticals common stock at an exercise price of $0.75 per share and 2,023,875 shares of Bionovo Biopharmaceuticals common stock at an exercise price of $1.00 per share. The warrants were exercisable in whole or in part until April 6, 2010. Upon the closing of our reverse merger transaction, the April 2005 private placement warrants were amended to become warrants to purchase shares of our common stock upon the same terms and conditions as the April 2005 private placement warrants issued by Bionovo Biopharmaceuticals. As a result of the call noticed issued in March of 2007 (discussed in Note 6, “Shareholders’ Equity and Share-based Compensation”), all warrants issued through the April 2005 private placement have been exercised or cancelled as of December 31, 2009.

In connection with the closing of the April 2005 private placement, Bionovo Biopharmaceuticals issued five-year warrants to Duncan Capital, LLC as partial compensation for acting as placement agent in the transaction. Upon the closing of our reverse merger transaction, these placement agent warrants were amended to become warrants to purchase shares of our common stock upon the same terms and conditions as the placement agent warrants issued in the April 2005 private placement by Bionovo Biopharmaceuticals. The April 2005 placement agent warrants are exercisable in whole or in part, at an exercise price of $0.50 per share, before April 6, 2010 for up to 1,709,100 shares of common stock. These warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock splits or reverse stock splits, stock dividends, recapitalizations or similar events. The holders of these warrants will not possess any rights as stockholders unless and until they exercise their warrants. The April 2005 placement agent warrants do not confer upon holders any voting or any other rights as stockholders. As of December 31, 2009, 926,040 placement agent warrants remain outstanding.

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

April 2005 Reverse Merger

In connection with the closing of our reverse merger transaction on April 6, 2005, we issued five-year warrants to Duncan Capital, LLC as partial compensation for its advisory services relating to the merger. These reverse merger warrants are exercisable in whole or in part, at an exercise price of $0.01 per share, before April 6, 2010 for up to 1,979,630 shares of common stock. These warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock splits or reverse stock splits, stock dividends, recapitalizations or similar events. The holders of these warrants will not possess any rights as stockholders unless and until they exercise their warrants. The reverse merger warrants do not confer upon holders any voting or any other rights as stockholders. As of December 31, 2009, all warrants associated with the Company’s reverse merger had been exercised.

May 2005 Private Placement

In May 2005, as part of the closing of our May 5, 2005 private placement, we issued five-year warrants to purchase a total of 533,750 shares of common stock at an exercise price of $0.75 per share and 533,750 shares of common stock at an exercise price of $1.00 per share. The warrants are exercisable in whole or in part until May 5, 2010. As a result of the call noticed issued in March of 2007 (discussed in Note 6, “Shareholders’ Equity and Share-based Compensation”), all warrants issued through the May 2005 private placement have been exercised or cancelled as of December 31, 2009.

In connection with the closing of our May 2005 private placement, we issued five-year warrants to Duncan Capital, LLC as partial compensation for acting as placement agent in the transaction. These May 2005 placement agent warrants are exercisable in whole or in part, at an exercise price of $0.50 per share, before May 5, 2010 for up to 427,000 shares of common stock. These warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock splits or reverse stock splits, stock dividends, recapitalizations or similar events. The holders of these warrants will not possess any rights as stockholders unless and until they exercise their warrants. The May 2005 placement agent warrants do not confer upon holders any voting or any other rights as stockholders. As of December 31, 2009, 402,000 placement agent warrants remain outstanding.

January 2007 Private Placement

In connection with the closing of our January 2007 private placement, the investors were issued five-year warrants to purchase up to an aggregate of 3,682,350 shares of our common stock, at an initial exercise price of $2.25. The warrants are callable by the Company when the trailing 10-day average of the closing market share price of our common stock equals or exceeds $2.75. As of December 31, 2009, 2,988,184 warrants remain outstanding.

In connection with the closing of our January 2007 private placement, we issued five-year warrants to the brokers as partial compensation for acting as placement agent in the transaction. These January 2007 private placement agent warrants are exercisable in whole or in part, at an exercise price of $1.50 per share, before January 19, 2012 for up to 736,470 shares of common stock. These warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock splits or reverse stock splits, stock dividends, recapitalizations or similar events. The holders of these warrants will not possess any rights as stockholders unless and until they exercise their warrants. The January 2007 placement agent warrants do not confer upon holders any voting or any other rights as stockholders. As of December 31, 2009, 604,185 placement agent warrants remain outstanding.

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

October 2007 Public Offering

In connection with the closing of our October 31, 2007 public offering of common shares, the investors were issued five-year warrants to purchase up to an aggregate of 5,323,775 shares of our common stock, at an initial exercise price of $3.50 per share and a market price of $0.10 per warrant. The warrants contain a subsequent equity sales provision that provides for repricing of the warrants if subsequent warrants or options are sold at with an exercise price of less than $3.50 per share. The exercise price would be reduced to the greater of (a) the price of the new warrants or (b) $2.50 per share and the total warrants outstanding would be increased such that the total aggregate exercise price shall be equal to the aggregate exercise price prior to the adjustment. The closing of our October 7, 2009 public offering triggered the subsequent equity sales provision of the investor warrants issued on October 31, 2007. As such, the 5,323,775 warrants outstanding at an exercise price of $3.50 were cancelled and 7,453,285 shares were issued with an exercise price of $2.50. As of December 31, 2009, all 7,453,285 warrants remain outstanding.

October 2009 Public Offering

In connection with the closing of our October 7, 2009 public offering of common shares, the investors were issued five-year warrants to purchase up to an aggregate 29,324,570 shares of our common stock at an initial exercise price of $0.85 per share. In addition, the Company granted the placement agent 1,546,657 warrants, each warrant entitling the holder to purchase one share of common stock at $0.97 per share at any time for a period commencing six months after the date of the closing, and continuing for five years following the closing date of the offering. The warrants may also be executed on a cashless basis, in accordance with the terms of the warrant. As of December 31, 2009, all October 2009 public offering warrants and related placement agent warrants remain outstanding.

The following warrants are each exercisable into one share of common stock:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Price (in thousands)
Balance at December 31, 2008	10,467	$2.58	$27,047
Warrants granted	38,324	1.18	45,059
Warrants exercised	(222)	0.54	(120)
Warrants cancelled or forfeited	(5,324)	3.50	(18,633)

Unvested balance at December 31, 2009	43,245	1.23	$53,353

Warrants to purchase 222,449 shares of common stock were exercised during the year ended December 31, 2009. As of December 31, 2009, there were 43.2 million warrants to purchase Bionovo shares outstanding with a weighted average price of $1.23 and an aggregate price of $53.4 million.

The following table summarizes information about all warrants outstanding as of December 31, 2009:

Issue Date	Expiration Date	Number Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
April 2005	April 2010	926	0.57	0.26
May 2005	May 2010	402	0.77	0.34
January 2007	January 2012	3,593	2.13	2.05
October 2007	October 2012	7,453	2.50	2.84
October 2009	October 2014	30,871	0.86	4.77

		43,245

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

The estimated fair value of the warrants was calculated using the Black-Scholes valuation model. The following assumptions were used: (i) no expected dividends, (ii) risk free interest rates of 2.2%–4.0%, (iii) expected volatility of 90%–187%, and (iv) expected life in the stated life of the warrant. The fair value of the warrants ranged from $0.10 to $0.89. The fair value of warrants granted is included in additional paid-in capital along with the proceeds from issuance of common stock.

Employee Benefit Plan

The Company has a 401(k) Plan that covers substantially all of its employees. Under the 401(k) Plan, eligible employees may contribute up to 15 percent of their eligible compensation, subject to certain Internal Revenue Service restrictions. The Company does not match employee contributions in the 401(k) Plan.

8. LEASES, COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment was $1.6 million at December 31, 2009 and $3.0 million at December 31, 2008. Accumulated amortization of leased equipment at December 31, 2009 was $0.7 million and as of December 31, 2008 was $1.0 million. Amortization of assets under capital leases is included in depreciation expense. The Company’s leases with General Electric Capital Corporation (GE) required security deposits of 25% of the purchase price. As of December 31, 2009 and 2008, security deposits of $0.2 million and $0.3 million, respectively, were included in the Balance Sheets as other assets.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2019. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $41,000 per month. In addition, the Company pays monthly payments of approximately $6,000 toward $0.2 million in notes payable to the lessor for leasehold improvements associated with the Company’s relocation to new office and laboratory facilities. In November of 2009, the Company signed a new lease for additional laboratory space in Emeryville, California, with fixed monthly rent of $3,300. This lease expires in November of 2010.

Operating lease expense for the years ended December 31, 2009, 2008 and 2007 totaled $2.1 million, $0.7 million and $0.6 million, respectively.

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

Future minimum lease payments under non-cancelable capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
2010	$501	$1,850
2011	94	1,868
2012	7	1,924
2013	—	1,982
2014	—	2,041
Thereafter	—	8,795

Total minimum lease payments	$602	$18,460

Less: Amount representing interest	(30)

Present value of minimum lease payments	$572
Less: Current portion	(476)

Obligations under capital lease, net of current portion	$96

9. INCOME TAX

The provision for income taxes on the statements of operations consists of $800 and $3,700 for the years ended December 31, 2009 and 2008, respectively.

Deferred tax assets (liabilities) are comprised of the following at December 31, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2009	2008
Net operating loss carryforward	$20,569	$14,326
Fixed assets	(269)	(290)
Stock compensation	1,505	1,055
Loss on fixed asset disposal and other	(23)	(11)

	21,782	15,080
Less valuation allowance	(21,782)	(15,080)

Net deferred tax assets	$—	$—

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2009 and 2008, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2009, net operating loss carryforwards were approximately $51.7 million for federal tax purposes that expire at various dates from 2023 through 2029 and $51.6 million for state tax purposes that expire in 2014 through 2019.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2009 and 2008) to income taxes as follows (in thousands):

	Year Ended December 31,
	2009	2008
Tax benefit computed at 34%	$(5,563)	$(5,677)
Change in valuation allowance	6,702	6,609
Change in carryovers and tax attributes	(1,138)	(928)

Tax provision	$1	$4

Management believes that, based on a number of factors, it is not determinable that it is more likely than not that the deferred tax assets will be realized.

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$—	$7	$155	$126

Operating expenses:
Research and development	3,601	2,954	2,938	3,006
General and administrative	1,009	1,175	926	943

Total operating expenses	4,610	4,129	3,864	3,949

Loss from operations	(4,610)	(4,122)	(3,709)	(3,823)
Interest income	54	16	5	9
Interest expense	(33)	(22)	(22)	(18)
Other expense	(77)	(6)	—	(5)

Loss before income taxes	(4,666)	(4,134)	(3,726)	(3,837)
Provision for income taxes	(2)	—	—	1

Net loss	$(4,668)	$(4,134)	$(3,726)	$(3,836)

Basic and diluted net loss per common share	$(0.06)	$(0.05)	$(0.05)	$(0.04)

Shares used in computing basic and diluted net loss per common share	76,363	76,363	76,368	105,501

Bionovo, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$—	$—	$—	$233

Operating expenses:
Research and development	2,387	2,553	3,942	2,534
General and administrative	1,822	1,808	1,222	1,245

Total operating expenses	4,209	4,361	5,164	3,779

Loss from operations	(4,209)	(4,361)	(5,164)	(3,546)
Interest income	306	190	143	91
Interest expense	(27)	(36)	(36)	(30)
Other expense	(16)	—	(1)	—

Loss before income taxes	(3,946)	(4,207)	(5,058)	(3,485)
Provision for income taxes	(3)	—	—	(1)

Net loss	$(3,949)	$(4,207)	$(5,058)	$(3,486)

Basic and diluted net loss per common share	$(0.05)	$(0.06)	$(0.07)	$(0.05)

Shares used in computing basic and diluted net loss per common share	76,343	76,344	76,363	76,363

11. SUBSEQUENT EVENTS

2009 Performance Bonus Options

On January 12, 2010, the Company granted approximately 657,000 options to employees in lieu of cash bonuses based on fiscal year 2009 performance. The options were fully vested upon grant date and approved by the Company’s Board of Directors in December of 2009. Accordingly, the Company has included an accrual of the related share-based compensation expense in the financial statements as of December 31, 2009 of approximately $0.2 million.

Litigation Settlement

In February of 2010, the Company reached a settlement agreement with a former officer of the Company who filed a complaint against Bionovo, Inc. and two of its officers, alleging breach of contract resulting from the rescission of the former officer’s employment agreement with the Company in September 2007. The settlement amount is included as an expense accrual in the Company’s financial statements for the year ended December 31, 2009; however the amount did not have a material impact on the Company’s financial position, results of operations or cash flows.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

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

Changes in internal controls

There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) The information required by this Item concerning our directors and executive officers will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2010 and is incorporated herein by reference.

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

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2010 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2010 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2010 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2010 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Index to Financial Statements.

Included in Part II of this Report:

Page in Form 10-K
Report of Independent Registered Public Accounting Firm	44
Balance Sheets at December 31, 2009 and 2008	45
Statements of Operations for the years ended December 31, 2009, 2008 and 2007, and from February 1, 2002 (date of inception) to December 31, 2009	46
Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007, and from February 1, 2002 (date of inception) to December 31, 2009	47
Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007, and from February 1, 2002 (date of inception) to December 31, 2009	48
Notes to Financial Statements	50

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(3) Exhibits.

INDEX OF EXHIBITS

Exhibit No.	Description

2.1(1)	Agreement of Merger and Plan of Reorganization, dated as of April 6, 2005, among Lighten Up Enterprises International, Inc., LTUP Acquisition Corp. and Bionovo, Inc.

2.2(2)	Agreement and Plan of Merger, dated as of June 28, 2005, between Lighten Up Enterprises International, Inc. and Bionovo, Inc.

3.1(4)	Amended and Restated Certificate of Incorporation of Bionovo, Inc.

3.2(12)	Amended and Restated By-Laws of Bionovo, Inc.

4.1(5)	Form of Common Stock Purchase Warrant used in Private Placement.

4.2(9)	Form of Common Stock Certificate.

4.3(3)	Form of Bridge Warrant.

4.4(6)	Form of Private Placement Warrant

4.5(2)	Registration Rights Agreement, dated September 30, 2004

4.6(8)	First Amendment to Registration Rights Agreement

4.7(8)	Amendment to Registration Rights Agreement

4.8(13)	Form of Common Stock Purchase Warrant.

4.9(14)	Common Stock Purchase Warrant

Exhibit No.	Description

4.10(14)	Registration Rights Agreement

4.11(19)	Form of Common Stock Purchase Warrant (2009 Unit Offering)

4.12(5)	Form of Private Placement Registration Rights Agreement

10.1(5)	Form of Private Placement Subscription Agreement

10.4(5)	Form of Private Placement Acknowledgement and Amendment

10.5(10)	Stock Incentive Plan, as amended.

10.5(18)	Amended and Restated Executive Employment Agreement effective January 1, 2009, between Bionovo, Inc. and Isaac Cohen.

10.6(11)	Assignment and Assumption Agreement, dated April 6, 2005, among the Registrant, Bionovo, Inc. and Isaac Cohen regarding Employment Agreement

10.7(18)	Amended and Restated Executive Employment Agreement effective January 1, 2009, between Bionovo, Inc. and Mary Tagliaferri

10.8(11)	Assignment and Assumption Agreement, dated April 6, 2005, among the Registrant, Bionovo, Inc. and Mary Tagliaferri regarding Employment Agreement.

10.9(7)	Licensing and Technology Transfer Agreement, dated as of November 6, 2003, with United Biotech Corporation (certain terms of this agreement have been omitted and are subject to confidential treatment granted by the SEC)

10.10(3)	Landlord Consent to Sublease, dated as of December 30, 2003, with Extensity, Inc. and CA- Emeryville Properties Limited Partnership

10.11(3)	Landlord Consent to Addendum to Sublease, dated July 16, 2004, with CA-Emeryville Properties Limited Partnership and Geac Enterprise Solutions, Inc..

10.12(3)	Office Lease, dated as of July 6, 2005, with Emery Station Joint Venture, LLC.

10.13(3)	Merrill Lynch Bank USA Irrevocable Letter of Credit

10.14(13)	Underwriting Agreement, dated October 31, 2007, between Bionovo, Inc. and BMO Capital Markets Corp.

10.15(14)	Subscription Agreement

10.16(15)	Offer Letter, dated May 29, 2007, from Bionovo, Inc. to Thomas C. Chesterman

10.17(16)	Amendment Two to Space Lease between Bionovo, Inc. and Fitzsimons Redevelopment Authority

10.27(19)	Letter Agreement, dated September 10, 2009, with Dawson James Securities, Inc.

10.28(19)	First Amendment to Letter Agreement, dated September 23, 2009, with Dawson James Securities, Inc.

10.29(19)	Second Amendment to Letter Agreement, dated September 28, 2009, with Dawson James Securities, Inc.

10.30(19)	Third Amendment to Letter Agreement, dated September 29, 2009, with Dawson James Securities, Inc.

16.1(17)	Letter regarding change in certifying accountant

23.1*	Consent of PMB Helin Donovan, LLP

31.1*	Certification of Principal Executive Officer

31.2*	Certification of Principal Financing Officer

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2005.
(2)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14C filed with the SEC on June 3, 2005.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.
(4)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on November 4, 2008.
(5)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on May 11, 2005.
(6)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 22, 2005.
(7)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on October 19, 2005.
(8)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on March 10, 2006.
(9)	Incorporated by reference from Exhibit 4 to the Registrant’s Form 10SB 12G filed with the SEC on November 7, 2002.
(10)	Incorporated by reference to the Registrant’s Schedule 14A filed with the SEC on April 17, 2006
(11)	Incorporated by reference to the Registrant’s Form 8-K/A, Amendment No. 1, filed with the SEC on June 3, 2005.
(12)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 7, 2008.
(13)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on November 6, 2007.
(14)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on January 22, 2007.
(15)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on July 13, 2007.
(16)	Incorporated by reference to the Company’s Quarterly report on Form 10-QSB for the period ended March 31, 2007, filed with the SEC on May 8, 2007.
(17)	Incorporated by reference to the Company’s Current Report on Form 8K filed with the SEC on February 1, 2007.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 13, 2009.
(19)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed with the SEC on September 10, 2009.

(b) Index to exhibits

See exhibits listed under Item 15(a) (3).

(c) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March 2010.

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

Signature	Title	Date

/s/ ISAAC COHEN Isaac Cohen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2010

/s/ THOMAS C. CHESTERMAN Thomas C. Chesterman	Sr. VP and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2010

/s/ MARY TAGLIAFERRI Mary Tagliaferri	President, Chief Medical Officer and Director	March 15, 2010

/s/ JOHN BAXTER John Baxter	Director	March 15, 2010

/s/ GEORGE BUTLER George Butler	Director	March 15, 2010

/s/ LOUIS DRAPEAU Louis Drapeau	Director	March 15, 2010

/s/ DAVID NAVEH David Naveh	Director	March 15, 2010

/s/ MICHAEL D. VANDERHOOF Michael D. Vanderhoof	Director	March 15, 2010