Form 10-Q
period 2010-03-31
BIONOVO INC
filed 2010-05-11
CIK 1203957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common shares US$.0001 par value	107,618,690

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009 and from February 1, 2002 (date of inception) to March 31, 2010	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 and from February 1, 2002 (date of inception) to March 31, 2010	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1a.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Removed and Reserved	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		27

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,366	$2,799
Short-term investments	8,393	13,135
Receivables	114	251
Prepaid expenses	191	214
Other current assets	126	161

Total current assets	12,190	16,560
Property and equipment, net	6,599	6,197
Patent pending, net	978	822
Other assets	531	570

Total assets	$20,298	$24,149

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$724	$311
Accrued compensation and benefits	340	367
Current portion of lease obligations	403	476
Current portion of notes payable	60	59
Other current liabilities	1,046	823

Total current liabilities	2,573	2,036
Non-current portion of lease obligations	15	96
Non-current portion of notes payable	106	121

Total liabilities	2,694	2,253

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 190,000,000 shares authorized, 107,618,690 and 107,518,690 shares outstanding at March 31, 2010 and December 31, 2009, respectively	11	11
Additional paid-in capital	78,069	77,704
Accumulated other comprehensive loss	(1)	(5)
Accumulated deficit	(60,475)	(55,814)

Total shareholders’ equity	17,604	21,896

Total liabilities and shareholders’ equity	$20,298	$24,149

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three months ended March 31,		Accumulated from February 1, 2002 (Date of inception) to March 31,
	2010	2009	2010
Revenues	$—	$—	$1,180

Operating expenses:
Research and development	3,806	3,601	43,512
General and administrative	852	1,009	18,454
Merger cost		—	1,964

Total operating expenses	4,658	4,610	63,930

Loss from operations	(4,658)	(4,610)	(62,750)

Change in fair value of warrant liability	—	—	831
Interest income	8	54	2,082
Interest expense	(14)	(33)	(474)
Other income (expense), net	3	(79)	(164)

Net loss	$(4,661)	$(4,668)	$(60,475)

Basic and diluted net loss per common share	$(0.04)	$(0.06)	$(1.23)

Shares used in computing basic and diluted net loss per share	107,541	76,363	49,163

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,		Accumulated from February 1, 2002 (Date of inception) to March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(4,661)	$(4,668)	$(60,475)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	401	382	4,082
Stock-based compensation expense	365	185	4,833
Amortization and accretion of investments	65	19	206
Non-cash compensation for warrants issued	—	—	1,964
Amortization of note discount	—	—	139
Amortization of deferred stock compensation	—	—	16
Change in fair value of warrant liability	—	—	(831)
Loss on disposal of property and equipment	—	80	113
Noncash adjustment to available-for-sale securities	1	(1)	—
Changes in assets and liabilities:
Receivables	137	59	(114)
Prepaid expenses and other current assets	58	367	(317)
Deposits and other non-current assets	39	(144)	(499)
Accounts payable	413	(50)	724
Accrued compensation and benefits	(27)	(96)	340
Other accrued liabilities	223	(12)	1,046

Net cash used in operating activities	(2,986)	(3,879)	(48,773)

Cash flows from investing activities:
Capital expenditures	(785)	(269)	(7,381)
Acquisition of intangible assets	(173)	(105)	(1,139)
Purchases of available-for-sale securities	(920)	—	(41,692)
Proceeds from sales and maturities of investments	5,600	6,500	33,094

Net cash provided by (used in) investing activities	3,722	6,126	(17,118)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	—	—	67,085
Payments under capital lease obligation	(154)	(179)	(2,652)
Payments under notes payable	(15)	—	(39)
Proceeds from exercise of warrants and options	—	—	5,000
Payments of convertible notes payable	—	—	(50)
Payments for financing costs of convertible notes	—	—	(87)

Net cash (used in) provided by financing activities	(169)	(179)	69,257

Net increase in cash and cash equivalents	567	2,068	3,366
Cash and cash equivalents at the beginning of the period	2,799	3,270	—

Cash and cash equivalents at the end of the period	$3,366	$5,338	$3,366

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

Liquidity

The Company has sustained recurring losses and negative cash flows from operations. At March 31, 2010, the Company had an accumulated deficit of $60.5 million, working capital of $9.6 million and shareholders’ equity of $17.6 million. Over the past years, the Company’s growth has been funded through a combination of private equity, debt, lease financing and public offering. As of March 31, 2010, the Company had $3.4 million in cash and cash equivalents and $8.4 million in short-term securities, for a total of $11.8 million.

The Company has experienced and continues to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise substantial additional capital to fully pursue its business plan before the end of 2010. The Company is currently pursuing a variety of funding options, including government grants, partnering/co-investment, venture debt and equity offerings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If the Company is not successful in its efforts to raise additional funds by the end of 2010, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs. Based on the proceeds of our recent public offering, funding we expect to be available to us, and our ability to prioritize spending, we believe we have sufficient cash to meet our operating needs for at least the next 12 months.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period.

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

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Bionovo, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2010, the consolidated results of the Company’s operations for the three months ended March 31, 2010 and 2009 and inception to date from February 1, 2002 to March 31, 2010, and the Company’s cash flows for the three months ended March 31, 2010 and 2009 and inception to date from February 1, 2002 to March 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

In fiscal year 2009, the Company discontinued operations of its wholly owned subsidiary. The operations of the Company’s subsidiary were insignificant to the company as a whole and the discontinuance did not have a material impact on the Company’s financial statements. For years prior to 2010, the consolidated financial statements included the accounts of Bionovo, Inc. and its wholly owned subsidiary. The operations were treated as one operating segment and all inter-company balances and transactions were eliminated.

Use of Estimates and Reclassifications

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

Certain reclassifications of prior period amounts have been made to our consolidated financial statements to conform to the current period presentation

We consider the following accounting policies related to revenue recognition, clinical trial accruals, share-based compensation, income tax and research and development expenses to be the most critical accounting policies, because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

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

The Company did not recognize any revenue during the first quarter of 2010 and 2009.

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

Development Stage Company

The Company has not generated any significant revenue since inception. The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed for a development stage enterprise (DSE). Although the Company has recognized some nominal amount of revenue, the Company still believes it is devoting substantially all its efforts on developing the business and therefore, qualifies as a DSE.

Recent Accounting Pronouncements

The have been no recent accounting pronouncements issued applicable to Bionovo, Inc. other than those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table shows supplemental cash flows for the three months ended March 31, 2010 and 2009 and inception to date from February 1, 2002 through March 31, 2010 (in thousands).

	Three Months Ended March 31,		Accumulated from February 1, 2002 (Date of inception) to March 31,
	2010	2009	2010
Supplemental disclosure of cash flow information:
Interest paid	$15	$25	$459
Income taxes paid	—	1	13

Supplemental disclosure of non-cash investing and financing
Non-cash warrant expense for warrants issued	$—	$—	$1,964
Adjustment in warrant liability	—	—	7,030
Conversion of notes payable to common stock	—	—	450
Assets acquired under capital lease	—	—	3,071
Assets acquired under notes payable	—	—	204
Issuance of common stock for services	—	—	165
Issuance of restricted stock for services	52	—	52
Conversion of accrued interest payable	—	—	12
Issuance of common stock with reverse merger	—	—	4

4. CASH, CASH EQUIVALENTS AND INVESTMENTS

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

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The following is a summary of cash, cash equivalents, and available-for-sale securities at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Cost Basis	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Money market funds	$1,809	$—	$1,809
US govt. agency obligations	606	—	606
Corporate notes	951	—	951

Total cash and cash equivalents	$3,366	$—	$3,366

Available-for-sale investments:
US govt. agency obligations	$4,883	$—	$4,883
Corporate notes	3,511	(1)	3,510

Total available-for-sale	$8,394	$(1)	$8,393

	December 31, 2009
	Cost Basis	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$124	$—	$124
Money market funds	1,073	—	1,073
Corporate notes	1,602	—	1,602

Total cash and cash equivalents	$2,799	$—	$2,799

Available-for-sale investments:
US govt. agency obligations	$7,812	$(5)	$7,807
Corporate notes	5,328	—	5,328

Total available-for-sale	$13,140	$(5)	$13,135

As of March 31, 2010 and December 31, 2009, unrealized loss on available-for-sale securities of approximately $1,000 and $5,000, respectively was included in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. There was no realized gain or loss on the sale of available-for-sale securities for the 3 months ended March 31, 2010 or March 31, 2009.

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

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Total	(Level 1)	(Level 2)
March 31, 2010
Money market funds	$1,809	$1,809	$—
US government agencies	5,489	—	5,489
US corporate debt	4,461	—	4,461

Total	$11,759	$1,809	$9,950

	Total	(Level 1)	(Level 2)
December 31, 2009
Money market funds	1,073	1,073	—
US government agencies	7,807	—	7,807
US corporate debt	6,930		6,930

Total	$15,810	$1,073	$14,737

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

Office and Laboratory equipment	3 to 5 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

The following is a summary of property and equipment at cost less accumulated depreciation as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Office and lab equipment	$6,752	$5,967
Leasehold improvements	3,359	3,359
Computer equipment and software	266	266

	10,377	9,592
Less: accumulated depreciation	(3,778)	(3,395)

Property and equipment, net	$6,599	$6,197

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

Leasehold improvements include $0.2 million in gross assets acquired under two notes payable with the lessor of the Company’s headquarters (see note 7, “Notes Payable” for further details). Office and lab equipment include gross assets acquired under capital leases of approximately $1.6 million as March 31, 2010 and December 31, 2009. Amortization of assets under capital leases is included in depreciation expense. For each of the three months ended March 31, 2010 and 2009, the Company recorded depreciation expense of approximately $0.4 million.

Intangible assets - Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. As of March 31, 2010, the Company had capitalized approximately $1.0 million in patent licensing costs. For the three months ended March 31, 2010 and 2009, the Company recorded amortization expense of approximately $18,000 and $13,000, respectively.

6. OTHER CURRENT LIABILITIES

Other current liabilities include the following as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Accrued clinical trial expenses	$6	$12
Accrued consulting fees	60	29
Accrued legal fees	122	191
Accrued accounting fees	57	114
Accrued contract testing	281	26
Deferred rent	320	286
Other current liabilities	200	165

Total other current liabilities	$1,046	$823

7. NOTES PAYABLE

In January of 2009, the Company relocated to its new headquarters. Related to the relocation, the Company financed leasehold improvements under a two notes payable with the lessor of the building. The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018. The second note of $104,000 bears interest at 9.5% and is payable in 24 monthly payments of interest and principal amounting to approximately $5,000 beginning August 1, 2009. The future minimum payments as of March 31, 2010 are as follows (in thousands):

	Principal	Interest
2010(1)	45	11
2011	40	9
2012	9	7
2013	9	6
2014	10	6
Thereafter	53	11

Total minimum payments	$166	$50

(1)	For the nine months ending December 31, 2010

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

8. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not increase the net loss per share.

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is antidilutive. The effect of the options and warrants was antidilutive for the three months ended March 31, 2010 and 2009. The following table shows the total outstanding securities considered antidilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2010	2009
Options to purchase common stock	5,916	5,222
Options to purchase common stock - outside plan	103	103
Warrants to purchase common stock	43,245	10,467

Total	49,264	15,792

9. COMPREHENSIVE LOSS

Comprehensive loss includes net loss and other comprehensive income, which for us is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity (deficit). Comprehensive loss and its components are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(4,661)	$(4,668)
Change in unrealized gain (loss) on securities available-for-sale	4	(17)

Comprehensive loss	$(4,657)	$(4,685)

10. SHARE-BASED COMPENSATION

Employee Stock Option Plan

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

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in thousands).

	Three Months Ended March 31,
	2010	2009
Research and development	$151	$120
General and administrative	214	65

Total share-based compensation expense	$365	$185

There was no capitalized share-based compensation cost as of March 31, 2010 and there were no recognized tax benefits during the three months ended March 31, 2010 and 2009.

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

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Dividend yield	0%	0%
Expected volatility	149.7%	122.4%
Risk-free interest rate	1.48%	1.40%
Expected life	2.65 years	3.75 years

Share option activity for the three months ended March 31, 2010 was as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	5,110	$1.67
Granted	820	0.59
Exercised	—	—
Forfeited, expired or canceled	(14)	4.74

Options outstanding at March 31, 2010	5,916	$1.52	3.81	$136

Options exercisable at March 31, 2010	4,472	$1.35	3.57	$116

Options exercisable and options expected to vest at March 31, 2010	5,744	$1.50	3.40	$127

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

Unvested share activity for the three months ended March 31, 2010 was as follows:

	Unvested Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2009	1,596	$1.25
Granted	820	0.46
Vested	(958)	0.53
Forfeited	(14)	2.84

Unvested balance at March 31, 2010	1,444	$1.27

As of March 31, 2010, the Company had approximately 3.1 million common shares reserved for future grant under its share option plan and there were no shares exercised during the first three months of 2010.

At March 31, 2010, there was $1.1 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 1.6 years.

Restricted Stock

On March 11, 2010, the Company granted 100,000 shares of restricted stock to Lytham Partners, LLC as partial consideration for investor relations services provided to Bionovo, Inc. The shares were issued from the Company’s Stock Incentive Plan and are restricted for 1 year from the date of grant. The restricted stock was recorded based on the grant date fair value of $52,000 and the full amount is included in general and administrative stock compensation for the three months ended March 31, 2010.

11. STOCK WARRANTS

The Company has issued warrants to investors as part of its overall financing strategy. There were no warrants issued for the three months ended March 31, 2010. As of March 31, 2010, there were 43.2 million warrants to purchase Bionovo shares outstanding with a weighted average price of $1.23, a weighted average remaining life of 3.8 years and an aggregate exercise price of $53.4 million.

The estimated fair value of the warrants was calculated using the Black-Scholes valuation model. The following assumptions were used: (i) no expected dividends, (ii) risk free interest rates of 2.2% - 4.0%, (iii) expected volatility of 90% - 187%, and (iv) expected life in the stated life of the warrant. The fair value of the warrants ranged from $0.10 to $0.89. The fair value of warrants granted is included in additional paid-in capital along with the proceeds from issuance of common stock.

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The following table summarizes information about all callable warrants outstanding as of March 31, 2010:

Issue Date	Expiration Date	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
April 2005	April 2010	926	$0.57	0.02
May 2005	May 2010	402	0.77	0.10
January 2007	January 2012	3,593	2.13	1.81
October 2007	October 2012	7,453	2.50	2.59
October 2009	October 2014	30,871	0.86	4.52

		43,245

12. LEASES, COMMITMENTS AND CONTINGENCIES

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $1.6 million at March 31, 2010 and December 31, 2009. Amortization of assets under capital leases is included in depreciation expense and accumulated amortization at March 31, 2010 and December 31, 2009 was $0.8 million and $0.7 million, respectively.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2019. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $46,000 per month. Operating lease expense totaled approximately $0.5 million for the three months ended March 31, 2010 and $0.5 million for the same period of 2009.

Future minimum lease payments under non-cancelable capital and operating leases are as follows:

	Capital Leases	Operating Leases
2010 (1)	$335	$1,387
2011	94	1,868
2012	7	1,924
2013	—	1,982
2014	—	2,041
Thereafter	—	8,795

Total minimum lease payments	$436	$17,997

Less: Amount representing interest	(18)

Present value of minimum lease payments	$418
Less: Current portion	(403)

Obligations under capital lease, net of current portion	$15

(1)	For the nine months ending December 31, 2010

13. INCOME TAX

We do not have any unrecognized tax benefits and do not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended March 31, 2010. As of March 31, 2010, we had recorded a full valuation reserve for all of our recognized tax benefits.

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The U.S. Tax Code limits the annual use of net operating loss and tax credit carry forwards in certain situations where changes occur in stock ownership of a company. We have not performed an ownership analysis but it is possible that there has been a change in ownership. In the event we have a change in ownership, as defined, the annual utilization of such carry forwards could be limited and our loss and credit carry forwards may expire unused. Our net operating losses and tax credit carry forwards are more fully described in our 2009 Annual Report on Form 10-K.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating losses that are being carried forward for tax purposes. We do not believe there will be any material changes in our tax positions over the next 12 months.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of filing of these financial statements with the SEC, and noted there were no events that are subject to recognition or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our consolidated financial statements located in this Quarterly Report and in our Form 10-K for the year ended December 31, 2009 and other documents filed by us from time to time with the Securities and Exchange Commission. Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipeline, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. We do not undertake any obligation to update forward-looking statements.

Overview

Our company’s history began in February 2002 as a private company operating in California. Now Bionovo, Inc. is incorporated in the state of Delaware and was made public through a reverse merger transaction between Bionovo Biopharmaceuticals, Inc. and Lighten Up Enterprises International, Inc. on April 6, 2005. Immediately following the reverse merger, the Company operated as Lighten Up Enterprises International, Inc. until June 29, 2005 when the Company assumed the name, Bionovo, Inc.

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

Our lead drug candidate, Menerba (formerly MF-101), represents a new class of receptor sub-type selective estrogen receptor modulator (SERM), for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed Menerba to selectively modulate estrogen receptor beta (ERß) and to provide a safe and effective alternative to existing FDA approved therapies that pose a significant risk to women for developing breast cancer, stroke, cardiovascular disease, blood clots and other serious diseases. In preclinical studies, Menerba does not lead to tumor formation in either breast or uterine tissues and it does not increase the risk for clotting. This activity, if confirmed in clinical testing, would differentiate Menerba from some existing therapies and other therapies in clinical development. We announced results in 2007 of our completed, multicenter, randomized, double-blinded, placebo-controlled Phase 1 trial, involving 217 women, which showed the higher of two Menerba doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes after 12 weeks of treatment. In addition, treatment with the higher dose of Menerba lead to a statistically significant reduction in nighttime awakenings when compared to placebo, which represents superior efficacy to existing non-hormonal therapies. We are seeking FDA approval to conduct further clinical testing at multiple clinical sites in the U.S. We believe that Menerba’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and other therapies under development and testing.

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

We expect to continue to incur significant operating losses for the foreseeable future, and do not expect to generate profits until and unless our drug candidates have been approved and are being marketed with commercial partners. As of March 31, 2010, we had an accumulated deficit of $60.5 million. Historically we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments.

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

Share-Based Compensation

Share-based compensation granted to employees and consultants is recorded based on the fair value at the time of grant. The fair value of stock options and warrants is calculated using the Black-Scholes pricing method on the date of grant. This option valuation model requires input of highly subjective assumptions. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options.

Income Tax

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of March 31, 2010, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

We generated net losses since inception through the year ended December 31, 2009, and accordingly did not record a provision for federal income taxes. Deferred tax assets of $21.8 million as of December 31, 2009 were primarily comprised of federal and state tax net operating loss, or NOL, carryforwards. Due to uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carry-forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued that are applicable to us other that those included with our Annual Report on Form 10-K for the year ended December 31, 2009.

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

During the three months ended March 31, 2010 and 2009, we incurred research and development expenses of $3.8 million and $3.6 million, respectively. We expect that research and development expenses will continue to increase as we continue our development of Menerba, Bezielle and other drug candidates.

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

Results of Operations

Revenues

We did not recognize any revenue for the periods ended March 31, 2010 and 2009.

Research and Development Expenses

	Three Months Ended March 31,		Change in %
	2010	2009
	(in thousands)
Research and development expenses	$3,806	$3,601	6%

Research and development (R&D) expenses reflect costs for the development of drugs and include salaries, contractor and consultant fees and other support costs, including employee stock-based compensation expense. The increase of $0.2 million in 2010 from 2009 represents our continued allocation of resources to support the Menerba manufacturing process development.

General and Administrative Expenses

	Three Months Ended March 31,		Change in %
	2010	2009
	(in thousands)
General and administrative expense	$852	$1,009	-16%

General and administrative (G&A) expense includes personnel costs for finance, administration, information systems, marketing, professional fees as well as facilities expenses. We do not currently have any dedicated sales support or marketing personnel. Marketing and communications expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. The $0.2 million decrease in G&A expenses in the three months ended March 31, 2010 as compared to the same period in 2009 demonstrates our continued efforts to limit G&A spending while we focus our financial resources on the development of Menerba.

Interest Income, Interest Expense and Other Expense

	Three Months Ended March 31,		Change in %
	2010	2009
	(in thousands)
Interest income	$8	$54	-85%
Interest expense	(14)	(33)	-58%
Other income (expense), net	3	(79)	-104%

Total	$(3)	$(58)	-95%

Interest income is derived from cash balances and short term investments. The decrease in interest income for the three months ended March 31, 2010 compared to the same period in 2009 reflects a lower interest rate earned on our cash and short term investments.

Interest expense includes interest expense from lease agreements for laboratory equipment and two notes payable to finance $0.2 million of leasehold improvements made in 2009. The decrease in interest expense for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009 is due to lower outstanding balances due on our leased laboratory equipment. The decrease in other expense is due primarily to approximately $80,000 in loss on fixed asset disposal associated with the move to our new offices in the first quarter of 2009.

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

As of March 31, 2010 we had cash, equivalents and short term investments of $11.8 million compared to $15.9 million at December 31, 2009. This decrease in cash, cash equivalents and short term investments for the three months ended March 31, 2010 is due to net cash used in operating activities of $3.0 million for the three months ended March 31, 2010 and $1.1 million in expenditures for capital assets, patent costs and payments on our capital lease agreements.

Net cash provided by investing activities was $3.7 million in the first quarter of 2010 compared to net cash provided by investing activities of $6.1 million during the same period in 2009. Cash provided by net short-term investment activities was $4.7 million in the first quarter of 2010 compared to cash provided by net short-term investment activities of $6.5 million during the same period in 2009 due to the use of proceeds from short-term investments to fund operations in both periods. Expenditures for capital assets were $0.8 million during the three months ended March 31, 2010 compared with $0.3 million for the same period of 2009. Spending on capital assets in 2010 included laboratory equipment needed to support our Menerba manufacturing process development efforts. Legal and other costs associated with pending patent application increased by $68,000 for the three months ended March 31, 2010 due to the increase in new patent applications filed with the US Patent office.

Net cash used by financing activities for the first quarters of 2010 and 2009 was due to payments on our capital lease and notes payable obligations and was consistent over both periods.

As of March 31, 2010, we had an accumulated deficit of $60.5 million, working capital of $9.6 million and shareholders’ equity of $17.6 million. We expect that we will need to raise substantial additional capital to fully pursue our business plan before the end of 2010. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We are currently pursuing a variety of funding options, including government grants, partnering/co-investment, venture debt and equity offerings.

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

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at March 31, 2010 are disclosed in the following table (in thousands).

	Total	2010	2011	2012	2013	2014	2015 and beyond
Operating lease obligations	$17,997	$1,387	$1,868	$1,924	$1,982	$2,041	$8,795
Notes payable	216	56	49	16	15	16	64
Capital lease obligations	436	335	94	7	—	—	—

Total contractual commitments	$18,649	$1,778	$2,011	$1,947	$1,997	$2,057	$8,859

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

As of March 31, 2010, we had cash, cash equivalents and short-term investments of $11.8 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

None.

ITEM 1a.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2009 Annual Report on Form 10-K as filed on March 16, 2010, except as set forth below.

If our securities are removed from NASDAQ listing, you may have more difficulty purchasing and selling our common stock.

Our securities are currently listed and traded on The NASDAQ Capital Market. To maintain our listing, we must meet NASDAQ’s continued listing standards, including minimum stockholders’ equity, number of stockholders, and bid price. As previously disclosed in our filings with the SEC, on September 15, 2009, we received a letter from The NASDAQ Stock Market stating that we were not in compliance with NASDAQ listing rules because we failed to maintain a minimum bid price of $1.00 per share. NASDAQ granted us a period of 180 calendar days, to regain compliance. On March 16, 2010, we received a letter granting us an additional 180 calendar day compliance period. If, at anytime before September 13, 2010, the bid price of the common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ has indicated that it will provide written notification that compliance has been regained.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	Removed and reserved.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number

31.1	Certification of Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of May 2010.

BIONOVO, INC.

By:	/s/ ISAAC COHEN
Isaac Cohen
Chairman and Chief Executive Officer

By:	/s/ THOMAS CHESTERMAN
Thomas Chesterman
Senior Vice President and Chief Financial Officer