Form 10-Q
period 2010-06-30
BIONOVO INC
filed 2010-08-04
CIK 1203957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2010
Common shares US$.0001 par value	109,014,039

		Page
PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 and from February 1, 2002 (date of inception) to June 30, 2010	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and from February 1, 2002 (date of inception) to June 30, 2010	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1a.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Removed and Reserved	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signatures		28

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,981	$2,799
Short-term investments	2,951	13,135
Receivables	49	251
Prepaid expenses	456	214
Other current assets	299	161

Total current assets	7,736	16,560
Property and equipment, net	6,445	6,197
Patent pending, net	1,085	822
Other assets	530	570

Total assets	$15,796	$24,149

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$352	$311
Accrued compensation and benefits	403	367
Current portion of lease obligations	247	476
Current portion of notes payable	62	59
Other current liabilities	968	823

Total current liabilities	2,032	2,036
Non-current portion of lease obligations	12	96
Non-current portion of notes payable	90	121

Total liabilities	2,134	2,253

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 190,000,000 shares authorized, 107,618,690 and 107,518,690 shares outstanding at June 30, 2010 and December 31, 2009, respectively	11	11
Additional paid-in capital	78,246	77,704
Accumulated other comprehensive loss	—	(5)
Accumulated deficit	(64,595)	(55,814)

Total shareholders’ equity	13,662	21,896

Total liabilities and shareholders’ equity	$15,796	$24,149

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,		Accumulated from February 1, 2002 (Date of inception) to June 30,
	2010	2009	2010	2009	2010
Revenues	$14	$7	$14	$7	$1,194

Operating expenses:
Research and development	3,328	2,954	7,135	6,555	46,841
General and administrative	788	1,175	1,639	2,184	19,241
Merger cost	—	—	—	—	1,964

Total operating expenses	4,116	4,129	8,774	8,739	68,046

Loss from operations	(4,102)	(4,122)	(8,760)	(8,732)	(66,852)
Change in fair value of warrant liability	—	—	—	—	831
Interest income	6	16	14	70	2,088
Interest expense	(10)	(22)	(24)	(55)	(485)
Other expense	(14)	(6)	(11)	(85)	(177)

Net loss	$(4,120)	$(4,134)	$(8,781)	$(8,802)	$(64,595)

Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.08)	$(0.12)	$(1.27)

Shares used in computing basic and diluted net loss per share	107,619	76,363	107,580	76,363	50,895

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,		Accumulated from February 1, 2002 (Date of inception) to June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(8,781)	$(8,802)	$(64,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	807	782	4,488
Stock-based compensation expense	542	421	5,010
Amortization and accretion of investments	106	30	247
Non-cash compensation for warrants issued	—	—	1,964
Amortization of note discount	—	—	139
Amortization of deferred stock compensation	—	—	16
Change in fair value of warrrant liability	—	—	(831)
Loss on disposal of property and equipment	5	85	118
Noncash adjustment to available-for-sale securities	3	(1)	2
Changes in assets and liabilities:
Receivables	202	82	(49)
Prepaid expenses and other current assets	(380)	333	(755)
Other assets	40	(144)	(498)
Accounts payable	41	(113)	352
Accrued compensation and benefits	36	(13)	403
Other accrued liabilities	145	109	968

Net cash used in operating activities	(7,234)	(7,231)	(53,021)

Cash flows from investing activities:
Capital expenditures	(1,023)	(367)	(7,619)
Acquisition of intangible assets	(298)	(140)	(1,264)
Purchases of available-for-sale securities	(920)	—	(41,692)
Proceeds from sales and maturities of investments	11,000	9,235	38,494

Net cash provided by (used in) investing activities	8,759	8,728	(12,081)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	—	—	67,085
Payments under capital lease obligation	(313)	(369)	(2,811)
Payments under notes payable	(30)	(1)	(54)
Proceeds from exercise of warrants and options	—	—	5,000
Proceeds from convertible notes payable	—	—	(50)
Payments for financing costs for convertible notes	—	—	(87)

Net cash (used in) provided by financing activities	(343)	(370)	69,083

Net increase in cash and cash equivalents	1,182	1,127	3,981
Cash and cash equivalents at the beginning of the period	2,799	3,270	—

Cash and cash equivalents at the end of the period	$3,981	$4,397	$3,981

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

Liquidity

The Company has sustained recurring losses and negative cash flows from operations. At June 30, 2010, the Company had an accumulated deficit of $64.6 million, working capital of $5.7 million and shareholders’ equity of $13.7 million. Over the past years, the Company has been funded through a combination of private equity, debt, lease financing and public offerings. As of June 30, 2010, the Company had $4.0 million in cash and cash equivalents and $2.9 million in short-term securities, for a total of $6.9 million.

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

On July 6, 2010, Bionovo, Inc. entered into a common stock purchase agreement (“Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company, which provides that, upon the terms and subject to the conditions and limitations set forth therein Aspire Capital is committed to purchase up to an aggregate of $15.0 million of Bionovo, Inc.’s shares of common stock over the two-year term of the Purchase Agreement, based on certain terms and conditions set forth in the Purchase Agreement. Based on the Company’s cash balance, funding available under the Purchase Agreement, and management’s ability to prioritize spending, management believes the Company has sufficient cash to meet its operating needs for at least the next 12 months. If the Company is unable to access the funding available under the Purchase Agreement, the Company will need to seek other financing sources.

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

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2010, the consolidated results of the Company’s operations for the three and six months ended June 30, 2010 and 2009 and inception to date from February 1, 2002 to June 30, 2010, and the Company’s cash flows for the six months ended June 30, 2010 and 2009 and inception to date from February 1, 2002 to June 30, 2010.

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

Development Stage Company

The Company has not generated any significant revenue since inception. The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed for a development stage enterprise (“DSE”). Although the Company has recognized some nominal amount of revenue, the Company still believes it is devoting substantially all its efforts on developing the business and therefore, qualifies as a DSE.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued applicable to Bionovo, Inc. other than those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table shows supplemental cash flows for the six months ended June 30, 2010 and 2009 and inception to date from February 1, 2002 through June 30, 2010 (in thousands).

	Six Months Ended June 30,		Accumulated from February 1, 2002 (Date of inception) to June 30,
	2010	2009	2010
Supplemental disclosure of cash flow information:
Interest paid	$27	$48	$471
Income taxes paid	$1	$2	$14

Supplemental disclosure of non-cash investing and financing
Non-cash warrant expense for warrants issued	$—	$—	$1,964
Adjustment in warrant liability	$—	$—	$7,030
Conversion of notes payable to common stock	$—	$—	$450
Assets acquired under capital lease	$—	$40	$3,071
Assets acquired under notes payable	$—	$100	$204
Issuance of common stock for services	$—	$—	$165
Conversion of accrued interest payable	$—	$—	$12
Issuance of common stock with reverse merger	$—	$—	$4

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

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The following is a summary of cash, cash equivalents, and available-for-sale securities at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Cost Basis	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$565	$—	$565
Money market funds	637	—	637
US govt. agency obligations	1,949	—	1,949
Corporate notes	830	—	830

Total cash and cash equivalents	$3,981	$—	$3,981

Available-for-sale investments:
US govt. agency obligations	$2,951	$—	$2,951

Total available-for-sale investments	$2,951	$—	$2,951

	December 31, 2009
	Cost Basis	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$124	$—	$124
Money market funds	1,073	—	1,073
Corporate notes	1,602	—	1,602

Total cash and cash equivalents	$2,799	$—	$2,799

Available-for-sale investments:
US govt. agency obligations	$7,812	$(5)	$7,807
Corporate notes	5,328	—	5,328

Total available-for-sale investments	$13,140	$(5)	$13,135

There was no realized gain or loss on the sale of available-for-sale securities for the six months ended June 30, 2010 or June 30, 2009.

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

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
June 30, 2010	Total	(Level 1)	(Level 2)
Money market funds	$637	$637	$—
US government agency obligations	4,900	—	4,900
Corporate notes	830	—	830

Total	$6,367	$637	$5,730

December 31, 2009	Total	(Level 1)	(Level 2)
Money market funds	$1,073	$1,073	$—
US government agencies	7,807	—	7,807
US corporate debt	6,930		6,930

Total	$15,810	$1,073	$14,737

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

Office and Laboratory equipment	3 to 5 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement

The following is a summary of property and equipment at cost less accumulated depreciation as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Office and lab equipment	$6,975	$5,967
Leasehold improvements	3,359	3,359
Computer equipment and software	266	266

	10,600	9,592
Less: accumulated depreciation	(4,155)	(3,395)

Property and equipment, net	$6,445	$6,197

Leasehold improvements include $0.2 million in gross assets acquired under two notes payable with the lessor of the Company’s headquarters (see Note 6, “Notes Payable” for further details). Office and lab equipment include gross assets acquired under capital leases of approximately $1.6 million as June 30, 2010 and December 31, 2009. Amortization of

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

assets under capital leases is included in depreciation expense. For the three and six months ended June 30, 2010 the Company recorded depreciation expense of approximately $0.4 million and $0.8 million, respectively. For the same periods of 2009, the Company recorded depreciation expense of approximately $0.4 million and $0.8 million, respectively.

Intangible assets - Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. As of June 30, 2010, the Company had capitalized $1.2 million in patent licensing costs. For the three and six months ended June 30, 2010 the Company recorded amortization expense of approximately $20,000 and $37,000, respectively. For the same periods of 2009, the Company recorded amortization expense of approximately $11,000 and $24,000, respectively.

5. OTHER CURRENT LIABILITIES

Other current liabilities include the following as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Accrued clinical trial expenses	$26	$12
Accrued consulting fees	71	29
Accrued legal fees	189	191
Accrued accounting fees	54	114
Accrued contract testing	101	26
Deferred rent	355	286
Other current liabilities	172	165

Total other current liabilities	$968	$823

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

6. NOTES PAYABLE

In January of 2009, the Company relocated to its new headquarters. Related to the relocation, the Company financed leasehold improvements under a two notes payable with the lessor of the building. The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018. The second note of $104,000 bears interest at 9.5% and is payable in 24 monthly payments of interest and principal amounting to approximately $5,000 beginning August 1, 2009. The future minimum payments as of June 30, 2010 are as follows (in thousands):

Notes Payable
2010 (1)	$38
2011	49
2012	16
2013	15
2014	16
Thereafter	64

Total minimum payments	$198
Less: Amount representing interest	(46)

Present value of minimum payments	$152
Less: Current portion	(62)

Long-term portion of notes payable	$90

(1)	For the six months ending December 31, 2010

7. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not increase the net loss per share.

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is antidilutive. The effect of the options and warrants was antidilutive for the three months ended June 30, 2010 and 2009. The following table shows the total outstanding securities considered antidilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	Six Months Ended June 30,
	2010	2009
Options to purchase common stock	5,820	5,169
Options to purchase common stock - outside plan	103	103
Warrants to purchase common stock	41,917	10,467

Total	47,840	15,739

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

8. COMPREHENSIVE LOSS

Comprehensive loss includes net loss and other comprehensive income, which for us is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity (deficit). Comprehensive loss and its components are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(4,120)	$(4,134)	$(8,781)	$(8,802)
Changes in unrealized gains (losses) on securities available-for-sale	1	(5)	5	(22)

Comprehensive loss	$(4,119)	$(4,139)	$(8,776)	$(8,824)

9. SHARE-BASED COMPENSATION

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

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$65	$104	$216	$224
General and administrative	111	132	326	197

Total share-based compensation expense	$176	$236	$542	$421

There was no capitalized share-based compensation cost as of June 30, 2010 and there were no recognized tax benefits during the three months ended June 30, 2010 and 2009.

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

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Dividend yield	0%	0%	0%	0%
Expected volatility	149.7%	128.8%	149.7%	123.9%
Risk-free interest rate	1.48%	1.45%	1.48%	1.41%
Expected life	2.65 years	3.75 years	2.65 years	3.75 years

Share option activity for the three months ended June 30, 2010 was as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	5,110	$1.67
Granted	820	0.59
Exercised	—	—
Forfeited or canceled	(88)	1.55
Expired	(22)	4.49

Options outstanding at June 30, 2010	5,820	$1.51	3.56	$113

Options exercisable at June 30, 2010	4,569	$1.37	3.31	$95

Options exercisable and options expected to vest at June 30, 2010	5,750	$1.52	3.55	$111

Unvested share activity for the three months ended June 30, 2010 was as follows:

	Unvested Number of Options	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2009	1,596	$1.25
Granted	820	0.46
Vested	(1,079)	0.65
Forfeited	(86)	1.05

Unvested balance at June 30, 2010	1,251	$1.26

As of June 30, 2010, the Company had approximately 3.2 million common shares reserved for future grant under its share option plan and there were no shares exercised during the first six months of 2010.

At June 30, 2010, there was $0.9 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 1.4 years.

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

Restricted Stock

On March 11, 2010, the Company granted 100,000 shares of restricted stock to Lytham Partners, LLC as partial consideration for investor relations services provided to Bionovo, Inc. The shares were issued from the Company’s Stock Incentive Plan and are restricted for 1 year from the date of grant. The restricted stock was recorded based on the grant date fair value of $52,000 and the full amount is included in general and administrative stock compensation in the first quarter of 2010.

10. STOCK WARRANTS

The Company has issued warrants to investors as part of its overall financing strategy. There were no warrants issued for the six months ended June 30, 2010. During the second quarter of 2010, approximately 0.9 million warrants from the April 2005 private placement and 0.4 million warrants from the May 2005 private placement expired.

As of June 30, 2010, there were 41.9 million warrants to purchase Bionovo shares outstanding with a weighted average price of $1.26, a weighted average remaining life of 3.7 years and an aggregate exercise price of $52.7 million.

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

The following table summarizes information about all callable warrants outstanding as of June 30, 2010:

Issue Date	Expiration Date	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
January 2007	January 2012	3,593	$2.13	1.56
October 2007	October 2012	7,453	$2.50	2.34
October 2009	October 2014	30,871	$0.86	4.27

		41,917

11. LEASES, COMMITMENTS AND CONTINGENCIES

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $1.6 million at June 30, 2010 and December 31, 2009. Amortization of assets under capital leases is included in depreciation expense and accumulated amortization at June 30, 2010 and December 31, 2009 was $0.9 million and $0.7 million, respectively.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2019. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $44,000 per month. Operating lease expense totaled approximately $0.5 million and $1.1 million for the three and six months ended June 30, 2010 and the corresponding periods of 2009.

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

Future minimum lease payments under non-cancelable capital and operating leases are as follows:

	Capital Leases	Operating Leases
2010 (1)	$169	$923
2011	94	1,868
2012	7	1,924
2013	—	1,982
2014	—	2,041
Thereafter	—	8,795

Total minimum lease payments	$270	$17,533

Less: Amount representing interest	(11)

Present value of minimum lease payments	$259
Less: Current portion	(247)

Obligations under capital lease, net of current portion	$12

(1)	For the six months ending December 31, 2010

12. INCOME TAX

We do not have any unrecognized tax benefits and do not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended June 30, 2010. As of June 30, 2010, we had recorded a full valuation reserve for all of our recognized tax benefits.

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

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of filing of these financial statements with the SEC, and noted the following:

Common Stock Purchase Agreement

On July 6, 2010, Bionovo, Inc. entered into a common stock purchase agreement (“Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our shares of common stock over the two-year term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 1,395,349 shares of our common stock as a commitment fee.

On any trading day on which the closing sale price of our common stock exceeds $0.25, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 300,000 shares of our common stock per trading day, up to $15.0 million of our common stock in the aggregate at a purchase price equal to the lesser of (i) the lowest sale price of our common stock on the purchase date and (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the 12 consecutive trading days ending on the trading day immediately preceding the purchase date. The Company will control the timing and amount of any sales of our common stock to Aspire Capital and the Purchase Agreement may be terminated by us at any time, at our discretion, without any cost or penalty to us.

The Purchase Agreement further provides that the purchase price shall not be less than $0.396 per share. However, if we elect to sell shares of our common stock to Aspire Capital at a purchase price below $0.396, we would be required to obtain the approval of our stockholders of the transactions contemplated by the Purchase Agreement before we would be able to complete such sale, in order to be in compliance with the applicable listing maintenance rules of The NASDAQ Capital Market. We currently do not intend to issue any shares of our common stock at a purchase price below $0.396 and, accordingly, we currently do not intend to seek stockholder approval.

In accordance with the terms of the Registration Rights Agreement entered into by the Company and Aspire Capital, the Company filed a registration statement on Form S-1 with the SEC on July 19, 2010 to register the sale of up to 21,395,349 shares of our common stock by Aspire Capital. On August 2, 2010, the SEC declared such registration statement effective. As of August 4, 2010, other than the issuance to Aspire Capital of the 1,395,349 shares of our common stock as a commitment fee, there have been no sales or issuances of common stock under the Purchase Agreement

Increase in Authorized Shares

On July 7, 2010, the Company filed an amendment to its Certificate of Incorporation increasing the authorized number of shares to 350,000,000, of which 340,000,000 are common stock and 10,000,000 are preferred stock. The increase was approved by the shareholders at the Company’s May 3, 2010 annual shareholder meeting. The voting results of the meeting were reported on the Company’s Form 8-K filed with the SEC on May 5, 2010.

Equipment Lease

On July 30, 2010, the Company completed a sale-leaseback transaction with Tetra Financial Group (“Tetra”) for laboratory equipment. Under the terms of the sale-leaseback agreement, the Company sold equipment with an original purchase price of approximately $1.3 million to Tetra for approximately $1.2 million. Tetra also funded an additional $0.1 million in equipment costs. The total cost of the equipment leased from Tetra by the Company is $1.3 million for a two-year term with quarterly payments of approximately $176,000. A deposit of 50% of the total purchase price was held by Tetra as a security deposit and is refundable to the Company periodically throughout the lease term. The lease will be accounted for as a capital lease in accordance with ASC Topic 840-40, “Sale-Leaseback Transactions”.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with our consolidated financial statements located in this Quarterly Report and in our Form 10-K for the year ended December 31, 2009 and other documents filed by us from time to time with the Securities and Exchange Commission (“SEC”). Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipeline, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“the Exchange Act”). As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. We do not undertake any obligation to update forward-looking statements.

Overview

Our history began in February 2002 as a private company operating in California. Now Bionovo, Inc. is incorporated in the state of Delaware and became public through a reverse merger transaction between Bionovo Biopharmaceuticals, Inc. and Lighten Up Enterprises International, Inc. on April 6, 2005. Immediately following the reverse merger, the Company operated as Lighten Up Enterprises International, Inc. until June 29, 2005 when the Company assumed the name, Bionovo, Inc.

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

Our lead drug candidate, Menerba (formerly MF-101), represents a new class of receptor sub-type selective estrogen receptor modulator (“SERM”), for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed Menerba to selectively modulate estrogen receptor beta (“ERß”) and to provide a safe and effective alternative to existing Food and Drug Administration (“FDA”) approved therapies that pose a significant risk to women for developing breast cancer, stroke, cardiovascular disease, blood clots and other serious diseases. In preclinical studies, Menerba does not lead to tumor formation in either breast or uterine tissues and it does not increase the risk for clotting. This activity, if confirmed in clinical testing, would differentiate Menerba from some existing therapies and other therapies in clinical development. We announced results in 2007 of our completed, multicenter, randomized, double-blinded, placebo-controlled Phase 2 trial, involving 217 women, which showed the higher of two Menerba doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes after 12 weeks of treatment. In addition, treatment with the higher dose of Menerba led to a statistically significant reduction in nighttime awakenings when compared to placebo, which represents superior efficacy to existing non-hormonal therapies. We are seeking FDA approval to conduct further clinical testing at multiple clinical sites in the U.S. We believe that Menerba’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (“HT”) and other therapies under development and testing.

We are also developing Bezielle (previously referred to as “BZL101”), an oral anticancer agent for advanced breast cancer. Unlike most other anticancer drugs and drug candidates, which try to control cancer through genomic and proteomic signaling pathways, Bezielle is designed to take advantage of the unique metabolism of cancer cells. Bezielle inhibits glycolysis, a metabolic pathway on which cancer cells rely. Glycolysis inhibition leads to DNA damage and death of cancer cells without harm to normal cells. We believe that Bezielle may have a preferential effect on hormone-independent cancers, a subset with few treatment options. To date, 48 women with metastatic breast cancer have been treated with Bezielle in two separate Phase 1 clinical trials. As predicted by the mechanism of action, Bezielle had very limited toxicities with an extremely favorable tolerability profile. Moreover, Bezielle showed encouraging clinical activity among a cohort of women with metastatic breast cancer who had been heavily pretreated with other regimens. A Phase 2 trial has been approved by the FDA and the internal review boards at several prestigious breast cancer clinical sites in the U.S. Bionovo is awaiting funding to commence this open-label, non-randomized trial in 80 women diagnosed with metastatic breast cancer who have failed no more than two prior chemotherapy regimens. We plan to evaluate Bezielle for the treatment of other forms of cancer, including pancreatic cancer and adjuvant use in breast cancer.

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

Our drug development process targets herbs and other botanical sources, used in Traditional Chinese Medicine, believed to produce biologically active compounds. We apply our clinical knowledge, experience with natural compounds and knowledge of proper scientific screening tools to isolate and purify botanical compounds and extracts for pharmaceutical development. In June 2004, the FDA released a document to provide drug developers with guidance on the approval for botanical drugs. This guidance states that applicants may submit reduced documentation of nonclinical (preclinical) safety to support an investigational new drug application for initial clinical studies of botanicals. The first botanical extract drug developed pursuant to these guidelines was approved by the FDA in October 2006. To date, all of our drug candidates are derived from botanical extracts and are being developed in accordance with this FDA guidance. In addition, we have identified the active chemical components underpinning the mechanism of action for our novel drugs, and in some cases, we have developed synthetic methods of production.

We expect to continue to incur significant operating losses for the foreseeable future, and do not expect to generate profits until and unless our drug candidates have been approved and are being marketed with commercial partners. As of June 30, 2010, we had an accumulated deficit of $64.6 million. Historically we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments.

We will need to raise and are pursuing additional funds through grants, strategic collaborations, public or private equity or debt financing, or other funding sources. This funding may not be available on acceptable terms, or at all, and may dilutive to shareholder interests.

Development Stage Company

We have not generated any significant revenue since inception. The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed for a development stage enterprise (“DSE”). Although the Company has recognized some nominal amount of revenue, the Company still believes it is devoting, substantially, all its efforts on developing the business and, therefore, still qualifies as a DSE.

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

Income Tax

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of June 30, 2010, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

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

During the three and six months ended June 30, 2010, we incurred research and development expenses of $3.3 million and $7.1 million, respectively. We expect that research and development expenses will continue to increase as we continue our development of Menerba, Bezielle and other drug candidates.

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

Results of Operations

Revenues

	Three Months Ended June 30,		Change in %	Six Months Ended June 30,		Change in %
	2010	2009		2010	2009
	(1,000’s)	(1,000’s)		(1,000’s)	(1,000’s)
Revenues	$14	$7	100%	$14	$7	100%

Revenue recognized during the three and six months ended June 30, 2010 and the same periods of 2009 related to limited research services provided to one customer. Any related future revenue is not expected to be material to our operations.

Research and Development Expenses

	Three Months Ended June 30,		Change in %	Six Months Ended June 30,		Change in %
	2010	2009		2010	2009
	(1,000’s)	(1,000’s)		(1,000’s)	(1,000’s)
Research and development expenses	$3,328	$2,954	13%	$7,135	$6,555	9%

Research and development (“R&D”) expenses reflect costs for the development of drugs and include salaries, contractor and consultant fees and other support costs, including employee stock-based compensation expense. The increases of 13% and 9%, respectively, for the three and six months ended June 30, 2010 and June 30, 2009 represent our continued allocation of resources to support the Menerba project.

General and Administrative Expenses

	Three Months Ended June 30,		Change in %	Six Months Ended June 30,		Change in %
	2010	2009		2010	2009
	(1,000’s)	(1,000’s)		(1,000’s)	(1,000’s)
General and administrative expense	$788	$1,175	-33%	$1,639	$2,184	-25%

General and administrative (“G&A”) expense includes personnel costs for finance, administration, information systems, marketing, professional fees as well as facilities expenses. We do not currently have any dedicated sales support or marketing personnel. Marketing and communications expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. The decrease in G&A expenses for the three months ended June 30, 2010 compared with the same period of 2009 are due to approximately $0.1 million in employee-related costs and approximately $0.2 million in legal costs. The decrease in G&A expenses for the first half of 2010 as compared with the first half of 2009 are primarily due to approximately $0.2 million in employee costs as well as $0.3 million in legal costs. For each comparative period, the decrease in employee costs is due to our reduction in headcount in 2009 and the decrease in legal costs is primarily due to the resolution of an outstanding legal matter in 2009 as disclosed on our 2009 Form 10-K.

Interest Income, Interest Expense and Other Expense

	Three Months Ended June 30,		Change in %	Six Months Ended June 30,		Change in %
	2010	2009		2010	2009
	(1,000’s)	(1,000’s)		(1,000’s)	(1,000’s)
Interest income	$6	$16	-63%	$14	$70	-80%
Interest expense	(10)	(22)	-55%	(24)	(55)	-56%
Other income (expense), net	(14)	(6)	133%	(11)	(85)	-87%

Total	$(18)	$(12)	50%	$(21)	$(70)	-70%

Interest income is derived from cash balances and short term investments. The decreases in interest income for the three and six months ended June 30, 2010 compared to the same periods in 2009 reflect a lower interest rate earned on our cash and short term investments combined with lower average balances invested.

Interest expense includes interest expense from lease agreements for laboratory equipment and two notes payable to finance $0.2 million of leasehold improvements made in 2009. The decreases in interest expense for the three and six months ended June 30, 2010 as compared with the same periods of 2009 is due to lower outstanding balances due on our leased laboratory equipment. The decrease in other expense for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 is due primarily to approximately $85,000 in loss on fixed asset disposal associated with the move to our new offices in the first quarter of 2009.

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

As of June 30, 2010 we had cash, equivalents and short term investments of $6.9 million compared to $15.9 million at December 31, 2009. This decrease in cash, cash equivalents and short term investments for the six months ended June 30, 2010 is due to net cash used in operating activities of $7.2 million for the six months ended June 30, 2010 and $1.7 million in expenditures for capital assets, patent costs and payments on our capital lease and notes payable obligations.

Net cash provided by investing activities was $8.8 million in the first half of 2010 compared to net cash provided by investing activities of $8.7 million during the same period in 2009. Cash provided by net short-term investment activities was $10.1 million in the first half of 2010 compared to cash provided by net short-term investment activities of $9.2 million during the same period in 2009 due to the use of proceeds from short-term investments to fund operations in both periods. Expenditures for capital assets were $1.0 million during the six months ended June 30, 2010 compared with $0.4 million for the same period of 2009. The increase in spending on capital assets in 2010 was due to laboratory equipment purchases to support our Menerba manufacturing process development efforts. Expenditures for legal and other costs associated with pending patent application increased by $158,000 for the six months ended June 30, 2010 compared with the same period of 2009 due to the increase in new patent applications filed with the US Patent office.

Net cash used by financing activities of $0.3 million and $0.4 million for the first six months of 2010 and 2009, respectively was due to payments on our capital lease and notes payable obligations and was generally consistent over both periods.

As of June 30, 2010, we had an accumulated deficit of $64.6 million, working capital of $5.7 million and shareholders’ equity of $13.7 million. We expect that we will need to raise substantial additional capital to fully pursue our business plan before the end of 2010. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs. We are currently pursuing a variety of funding options, including government grants, partnering/co-investment, venture debt and equity offerings.

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

On July 6, 2010, we entered into a common stock purchase agreement (“Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company, which provides that, upon the terms and subject to the conditions and limitations set forth therein Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our shares of common stock over the term of the Purchase Agreement. Based on the Company’s cash balance, funding available to us under the Purchase Agreement, and our ability to prioritize spending, we believe we have sufficient cash to meet our operating needs for at least the next 12 months. In the event we are unable to access the funds available under the Purchase Agreement, we will need to seek other financing sources.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at June 30, 2010 are disclosed in the following table (in thousands).

	Total	2010	2011	2012	2013	2014	2015 and beyond
Operating lease obligations	$17,533	$923	$1,868	$1,924	$1,982	$2,041	$8,795
Notes payable	198	38	49	16	15	16	64
Capital lease obligations	270	169	94	7	—	—	—

Total contractual commitments	$18,001	$1,130	$2,011	$1,947	$1,997	$2,057	$8,859

Off-Balance Sheet Financings and Liabilities

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Subsequent Events

Increase in Authorized Shares

On July 7, 2010, the Company filed an amendment to its Certificate of Incorporation increasing the authorized number of shares to 350,000,000, of which 340,000,000 are common stock and 10,000,000 are preferred stock. The increase was approved by the shareholders at the Company’s May 3, 2010 annual shareholder meeting. The voting results of the meeting were reported on the Company’s Form 8-K filed with the SEC May 5, 2010.

Equipment Lease

On July 30, 2010, we completed a sale-leaseback transaction with Tetra Financial Group (“Tetra”) for laboratory equipment. Under the terms of the sale-leaseback agreement, we sold equipment with an original purchase price of approximately $1.3 million to Tetra for approximately $1.2 million. Tetra also funded an additional $0.1 million in equipment costs. The total cost of the equipment leased from Tetra by the Company is $1.3 million for a two-year term with quarterly payments of approximately $176,000. A deposit of 50% of the total purchase price was held by Tetra as a security deposit and is refundable to us periodically throughout the lease term. The lease will be accounted for as a capital lease in accordance with ASC Topic 840-40, “Sale-Leaseback Transactions”.

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

As of June 30, 2010, we had cash, cash equivalents and short-term investments of $6.9 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	Removed and reserved.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number

3.1	Certificate of Incorporation of the registrant dated as of June 27, 2005. (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of the registrant dated May 9, 2007. (2)

3.3	Certificate of Amendment of the Certificate of Incorporation of the registrant dated July 7, 2010. (3)

3.4	Amended and Restated By-Laws of the registrant. (4)

31.1	Certification of Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2007.
(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on July 19, 2010.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of August 2010.

BIONOVO, INC.

By:	/s/ Isaac Cohen
Isaac Cohen
Chairman and Chief Executive Officer

By:	/s/ Thomas Chesterman
Thomas Chesterman
Senior Vice President and Chief Financial Officer