Form 10-K/A
period 2009-12-31
BIONOVO INC
filed 2010-09-30
CIK 1203957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the last trade price of the common stock reported on The NASDAQ Capital Market on June 30, 2009 was approximately $32.7 million.

As of March 11, 2010, 107,518,690 shares of the registrant’s common stock, par value $0.0001, were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed on March 16, 2010 (the “Original Filing”), is filed in response to comments set forth in a letter dated August 5, 2010 received by the Company from the United States Securities and Exchange Commission (the “SEC”) and a related letter from the SEC dated September 2, 2010, received by the Company. In response to such comments, we have included additional disclosure under Part III, Item 11. Executive Compensation, which disclosure is intended to clarify and supplement the disclosure previously set forth in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 2, 2010 (the “2010 Proxy Statement”).

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

i

PART III

Item 11. Executive Compensation	1

PART IV

Item 15. Exhibits and Financial Statement Schedules	7

ii

PART III

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation included in the 2010 Proxy Statement and incorporated by reference into the Original Filing is hereby superseded and replaced by the below information. This information should be read in conjunction with the Original Filing and the 2010 Proxy Statement.

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

Our Compensation Committee operates pursuant to a charter that further outlines the specific authority, duties and responsibilities of our Compensation Committee. The charter is periodically reviewed and revised by our Compensation Committee and our Board of Directors and is available on our website at: http://www.bionovo.com under the heading “Investors – Corporate Governance”; however, information found on our website is not incorporated by reference into this proxy statement.

EXECUTIVE COMPENSATION PHILOSOPHY AND OBJECTIVES

The Compensation Committee’s goals with respect to executive officers are to provide compensation sufficient to attract, motivate and retain executives of outstanding ability, performance and potential, and to establish and maintain an appropriate relationship between executive compensation and the creation of stockholder value. The Compensation Committee believes that the most effective compensation program is one that provides competitive base pay, rewards the achievement of established annual and long-term goals and objectives, and provides an incentive for retention.

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

In 2009, the Committee considered the BioWorld 2008 Executive Compensation Report, which provides compensation information for 203 biotechnology companies, in its assessment of comparative market data for executive compensation. The Committee focused its assessment on companies having similar market capitalization to the Company. The Committee considers the base salaries, annual incentive bonuses, equity awards and total compensation awarded to the executives of the group of companies in relation to the Company’s executive compensation. However, the Committee does not base its decisions on targeting compensation levels to specific benchmarks against any group. Instead, the Committee refers to the comparative data as background information regarding competitive pay levels and also considers other factors, such as background, education, and experience as well as Company performance, etc., in making its decisions.

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

For 2009 and for 2010, the Compensation Committee has recommended no increase in base salary.

Annual Incentive Bonus Program. In addition to base salaries, we believe that performance-based cash bonuses play an important role in providing incentives to our executives to achieve defined annual corporate goals. Our annual incentive bonus program is an “at-risk” compensation arrangement designed to reward our executive officers (as well as all our employees) for the achievement of key financial and operational objectives that we believe will provide the foundation for creating longer-term stockholder value. Bonus awards are subject to the achievement of the corporate objectives established by the Board of Directors each year.

At the end of each year, the Board, upon the recommendation of the Committee, determines the bonuses awarded under the program based on the achievement of our corporate objectives for the year, the overall performance of the executive officers as a group, the overall success of our company and the development of our business, and the broad discretion of the Committee and the Board. Actual bonuses, which are expressed as a percentage of base salary, are paid to the executives at the end of each fiscal year, and can range from 0% to 40%. There are no target bonus levels established under the program. Bonus payments under our annual incentive bonus program are contingent on continued employment with the company at the end of the year.

Our corporate goals for 2009 included conducting clinical trials, finalizing regulatory submissions, developing potential new collaboration agreements, progressing with research and preclinical development and securing necessary capital through financings. At the end of the year, the Committee evaluated the performance of the company and of the executive officers in achieving these corporate objectives. In this regard the Committee determined that the corporate objectives were all partially achieved. In making this determination, the Committee considered the progress with respect to clinical trials as evidenced by papers submitted and experiments completed, the level of preparation attained with respect to the regulatory submission process, the state of negotiations with third parties regarding potential new collaboration agreements, and the securing of necessary capital through a financing conducted in 2009. Although the Committee determined that the executive officers had made strides towards achieving our corporate objectives, the Committee recommended a significantly reduced annual incentive bonus payment, due to Company performance and market conditions.

Equity Compensation. We believe that providing a significant portion of our executives’ total compensation package in stock options and other equity awards aligns the incentives of our executives with the interests of our stockholders and with our long-term success. The Committee and Board develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives. This judgment is based in part on information provided by benchmarking studies, including the Radford Survey — Biotechnology Benchmark.

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

Benefits and Perquisites. Beginning in fiscal year 2005 all executive officers became eligible to receive health care coverage that is generally available to other Bionovo employees. For the fiscal year ended December 31, 2009, we contributed $36,862.

Bionovo maintains a tax-qualified 401(k) Plan, which provides for broad-based employee participation. Under the 401(k) Plan, all Bionovo employees were eligible to contribute up to $15,500 of their compensation in 2009 subject to certain Internal Revenue Service and plan restrictions. Bionovo does not provide defined benefit pension plans or defined contribution retirement plans to its executives or other employees other than the 401(k) Plan.

We offer our Chief Executive Officer, our President and our Chief Financial Officer a life insurance policy of up to $1.0 million paid for by the Company. In addition, our Chief Executive Officer and our President are entitled to a car allowance per the terms of their employment agreements.

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

Nonqualified Deferred Compensation. The Company does not have a Deferred Compensation Plan.

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

2009 Executive Compensation Summary

The following table sets forth information regarding compensation earned in 2009, 2008 and 2007 by our Chairman and CEO, our President and Chief Medical Officer, and our Chief Financial Officer (these individuals are collectively referred to as our “named executive officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards(1) ($)	Non-Equity Incentive Plan Comp(2) ($)	All Other Compensation ($)	Total ($)
Isaac Cohen(3)(6)	2009	375,000	—	—	—	50,000	21,190	446,190
Chairman and Chief Executive Officer	2008	373,154		—	—	—	22,496	395,650
	2007	295,000		—	—	100,000	22,536	417,536
Mary Tagliaferri(4)(7)	2009	375,000	—	—	—	40,000	21,055	436,055
President and Chief Medical Officer	2008	373,154		—	—	—	22,643	395,797
	2007	295,000		—	—	100,000	22,943	417,943
Thomas Chesterman(5)	2009	320,250	—	—	—	—	20,063	340,313
Senior Vice President and Chief Operating Officer	2008	319,898		—	—	—	20,383	340,281
	2007	140,769		—	1,727,186	75,000	2,116	1,945,071

(1)	The value of option awards disclosed is based on the aggregate grant date fair value of the awards on date of grant. The method of and assumptions used to calculate the value of the options granted to our named executive officers is discussed under Note 6 of the Notes to the Financial Statements included in Bionovo’s Annual Report on Form 10-K for fiscal 2009 filed with the SEC on March 16, 2010.
(2)	Please see Compensation Discussion and Analysis above for a description of our Annual Incentive Bonus Program for our executive officers
(3)	Salary was increased to $375,000 effective January 1, 2008.
(4)	Salary was increased to $375,000 effective January 1, 2008.

(5)	Thomas Chesterman commenced his employment with us on July 11, 2007. Salary was increased to $320,000 effective January 1, 2008.
(6)	Isaac Cohen, our Chairman and Chief Executive Officer, was granted 49,180 options on January 12, 2010. The aggregate grant date fair value was $21,673.
(7)	Mary Tagliaferri, our President and Chief Medical Officer, was granted 32,787 options on January 12, 2010. The aggregate grant date fair value was $14,449.

All Other Compensation in the summary compensation table above includes the following components:

Name	Year	Car Allowance ($)	Health Care Contributions ($)	Life Insurance Premiums ($)	Total ($)
Isaac Cohen	2009	9,388	10,538	1,264	21,190
	2008	11,950	9,282	1,264	22,496
	2007	15,440	6,798	298	22,536
Mary Tagliaferri	2009	9,388	10,538	1,129	21,055
	2008	11,950	9,282	1,411	22,643
	2007	15,937	6,798	208	22,943
Thomas Chesterman	2009	—	15,786	4,277	20,063
	2008	—	10,850	9,533	20,383
	2007	—	—	2,116	2,116

Potential Payments Upon Termination or Change in Control

The following table and summary set forth potential payments payable to our current executive officers upon termination of employment or a change in control. The Board may in its discretion revise, amend or add to the benefits if it deems advisable, subject to limitations in the executive officer employment agreement (if applicable). The table below reflects amounts payable to our executive officers assuming their employment was terminated on December 31, 2009:

Name	Benefit	Termination Without Cause Prior to a Change in Control ($)	Termination Without Cause or Constructive Termination Following a Change in Control ($)
Isaac Cohen	Salary	375,000	375,000
	Bonus	150,000	150,000
	Benefits continuation	—	12,000
	Total value:	525,000	537,000
Mary Tagliaferri	Salary	375,000	375,000
	Bonus	150,000	150,000
	Benefits continuation	—	12,000
	Total value:	525,000	537,000
Thomas Chesterman	Salary	320,000	160,000
	Bonus
	Benefits continuation	—	—
	Total value:	320,000	160,000

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

Mary Tagliaferri, the Company’s President, has an employment agreement with Bionovo that provides for an annual salary of $375,000, subject to annual review and potential increase by the Board of Directors. Dr. Tagliaferri is eligible to receive annual bonuses in cash or stock options as awarded by the Board of Directors in its discretion. Dr. Tagliaferri also is entitled to an automobile allowance of up to $750 per month plus certain related expenses and we have agreed to indemnify her in her capacity as an officer or director. Dr. Tagliaferri will receive a severance payment equal her target bonus for the year, prorated for the number of months during the calendar year that she was employed. The agreement is effective as of January 1, 2008 and will terminate no later than July 1, 2010.

Tom Chesterman, the Company’s Chief Financial Officer, may be entitled to certain severance benefits pursuant to the Company’s Involuntary Termination Policy. Mr. Chesterman will receive a severance payment equal to his annual base salary for the year.

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to the Named Executive Officers during the fiscal years ended December 31, 2009. The option awards and unvested portion of the stock awards identified in the table below are also reported in the Outstanding Equity Awards Table at December 31, 2009 below.

Name	Grant Date	Approval Date	Payments Under Non- Equity incentive Plan Awards(1) ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (2) (#)	Exercise or Base Price of Option Awards(3) (S/Sh)
Isaac Cohen	N/A	N/A	50,000	—	—	—
Mary Tagliaferri	N/A	N/A	40,000	—	—	—
Thomas Chesterman	7/11/2007	7/11/2007	—	—	800,000	2.98
	11/01/2007	11/01/2007	—	—	200,000	2.34

(1)	This column represents the total payout under the incentive bonus for the year ended December 31, 2009 paid by the company on January 13, 2010 to Isaac Cohen and Mary Tagliaferri.
(2)	This column shows the number of shares based on the option grant on July 11, 2007 and November 1, 2007, respectively, to the Named Executive Officer which vests ratably over a four year period with one-fourth vesting on the anniversary of the hire date through July 2012.
(3)	This column shows the exercise price for the stock options granted to the Named Executive Officers, which was the closing price of Bionovo stock on the date the Compensation and Nominations Committee approved and granted such options.

Outstanding Equity Awards

The following table shows all outstanding equity awards held by the Named Executive Officers as of December 31, 2009. The following awards identified in the table below are also reported in the Grants of Plan-Based Awards Table on the previous page:

Name	Number of Securities Underlying Unexercised Options(1)		Option Exercise Price ($)	Option Expiration Date
	(#) Exercisable	(#) Unexercisable
Isaac Cohen(2)	—	—	—	—
Mary Tagliaferri(3)	—	—	—	—
Thomas Chesterman	400,000	400,000	2.98	7/11/2017
	100,000	100,000	2.34	11/01/2012

(1)	Options granted upon hire vest ratably over a four year period with 1/4 vesting on the anniversary of the hire date.

(2)	Isaac Cohen, our Chairman and Chief Executive Officer, was granted 49,180 options on January 12, 2010. The aggregate grant date fair value was $21,673.
(3)	Mary Tagliaferri, our President and Chief Medical Officer, was granted 32,787 options on January 12, 2010. The aggregate grant date fair value was $14,449.

Options Exercised

There were no options exercised by the Named Executive Officers during the fiscal year ended December 31, 2009.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2009. No equity compensation plans that were in effect as of December 31, 2009 were adopted without the approval of our security holders.

Plan Category	Common Stock to be Issued Upon Exercise of Outstanding Options, and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, and Rights (b)	Common Stock Available for Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	5,109,588	$1.67	3,990,534
Equity compensation plans not approved by security holders	—	—	—

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K.

(3) Exhibits.

INDEX OF EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer

31.2*	Certification of Principal Financing Officer

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer

*	Filed herewith.

(b) Index to exhibits

See exhibits listed under Item 15(a) (3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereto duly authorized on the 29th day of September 2010.

BIONOVO, INC.

/S/ THOMAS C. CHESTERMAN
Thomas C. Chesterman
Sr. VP and Chief Financial Officer