Form 10-Q
period 2010-09-30
BIONOVO INC
filed 2010-11-12
CIK 1203957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2010
Common shares US$.0001 par value	24,530,112

		Page

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and from February 1, 2002 (date of inception) to September 30, 2010	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and from February 1, 2002 (date of inception) to September 30, 2010	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1a.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Removed and Reserved	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signatures		29

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,113	$2,799
Short-term investments	—	13,135
Receivables	69	251
Prepaid expenses	1,133	214
Other current assets	232	161

Total current assets	4,547	16,560
Property and equipment, net	7,121	6,197
Patent pending, net	1,187	822
Other assets	1,184	570

Total assets	$14,039	$24,149

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$386	$311
Accrued compensation and benefits	344	367
Current portion of capital lease obligations	1,123	476
Current portion of notes payable	54	59
Other current liabilities	1,194	823

Total current liabilities	3,101	2,036
Non-current portion of capital lease obligations	1,019	96
Non-current portion of notes payable	83	121

Total liabilities	4,203	2,253

Commitments and contingencies

Shareholders’ equity: (1)
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 68,000,000 shares authorized, 21,802,842 and 21,503,738 shares outstanding at September 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	79,056	77,713
Accumulated other comprehensive loss	—	(5)
Accumulated deficit	(69,222)	(55,814)

Total shareholders’ equity	9,836	21,896

Total liabilities and shareholders’ equity	$14,039	$24,149

(1)	The shares outstanding reflect the results of a 1-for-5 reverse stock split on August 31, 2010 (see Note 1).

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine Months ended September 30,		Accumulated from February 1, 2002 (Date of inception) to September 30,
	2010	2009	2010	2009	2010
Revenues	$68	$155	$82	$162	$1,262

Operating expenses:
Research and development	3,673	2,938	10,807	9,493	50,513
General and administrative	987	926	2,627	3,110	20,229
Merger cost	—	—	—	—	1,964

Total operating expenses	4,660	3,864	13,434	12,603	72,706

Loss from operations	(4,592)	(3,709)	(13,352)	(12,441)	(71,444)

Change in fair value of warrant liability	—	—	—	—	831
Interest income	2	5	16	75	2,090
Interest expense	(9)	(22)	(33)	(77)	(493)
Other expense	(28)	—	(39)	(86)	(206)

Net loss	$(4,627)	$(3,726)	$(13,408)	$(12,529)	$(69,222)

Basic and diluted net loss per common share	$(0.21)	$(0.24)	$(0.62)	$(0.82)	$(6.58)

Shares used in computing basic and diluted net loss per share	21,785	15,287	21,607	15,278	10,517

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,		Accumulated from February 1, 2002 (Date of inception) to September 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(13,408)	$(12,529)	$(69,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,203	1,181	4,884
Stock-based compensation expense	743	682	5,211
Amortization and accretion of investments	128	34	269
Non-cash compensation for warrants issued	—	—	1,964
Amortization of note discount	—	—	139
Amortization of deferred stock compensation	—	—	16
Change in fair value of warrrant liability	—	—	(831)
Loss on disposal of property and equipment	35	86	148
Noncash adjustment to available-for-sale securities	2	(1)	1
Changes in assets and liabilities:
Receivables	182	70	(69)
Prepaid expenses and other current assets	(390)	154	(765)
Other assets	(615)	(73)	(1,153)
Accounts payable	75	(115)	386
Accrued compensation and benefits	(23)	(50)	344
Other accrued liabilities	371	171	1,194

Net cash used in operating activities	(11,697)	(10,390)	(57,484)

Cash flows from investing activities:
Capital expenditures	(1,170)	(188)	(7,766)
Proceeds from sale-leaseback transaction	1,205	—	1,205
Acquisition of intangible assets	(420)	(242)	(1,386)
Purchases of available-for-sale securities	(920)	—	(41,692)
Proceeds from sales and maturities of investments	13,930	10,235	41,424

Net cash provided by (used in) investing activities	12,625	9,805	(8,215)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	—	—	67,085
Payments under capital lease obligations	(569)	(543)	(3,067)
Payments under notes payable	(45)	(10)	(69)
Proceeds from exercise of warrants and options	—	120	5,000
Proceeds from convertible notes payable	—	—	(50)
Payments for financing costs for convertible notes	—	—	(87)

Net cash (used in) provided by financing activities	(614)	(433)	68,812

Net increase (decrease) in cash and cash equivalents	314	(1,018)	3,113
Cash and cash equivalents at the beginning of the period	2,799	3,270	—

Cash and cash equivalents at the end of the period	$3,113	$2,252	$3,113

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

Reverse Merger

On April 6, 2005, Lighten Up Enterprises International, Inc. acquired all the outstanding shares of Bionovo Biopharmaceuticals, Inc. in exchange for 8,422,490 restricted shares of its common stock in a reverse triangular merger. The acquisition was accounted for as a reverse merger in which Bionovo Biopharmaceuticals, Inc. was deemed to be the accounting acquirer. Accordingly, the historical financial information presented herein is that of Bionovo Biopharmaceuticals, Inc. (as adjusted for any difference in the par value of each entity’s stock with an offset to capital in excess of par value). Financial information subsequent to the reverse merger is that of the merged entity, Bionovo, Inc.

Reverse Stock Split

On August 27, 2010, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our common stock at a ratio of one-for-five. The reverse stock split was effective at the close of business on August 31, 2010. All fractional shares created by the reverse stock split were rounded up to the nearest whole share. All historical share and per share amounts have been adjusted to reflect the reverse stock split.

Going Concern & Liquidity

The Company has sustained recurring losses and negative cash flows from operations. At September 30, 2010, the Company had an accumulated deficit of $69.2 million, working capital of $1.4 million and shareholders’ equity of $9.8 million. Over the past years, the Company has been funded through a combination of private equity, government grants, debt, lease financing and public offerings. As of September 30, 2010, the Company had $3.1 million in cash and cash equivalents and $0 in short-term investments.

The Company has experienced and continues to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company will need to raise substantial additional capital before the end of 2010 and is currently pursuing a variety of funding options, including government grants, partnering/co-investment, venture debt and equity offerings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If the Company is not successful in its efforts to raise additional funds by the end of 2010, the Company will be required to delay, reduce the scope of, or eliminate one or more of its development programs and may be required to discontinue operations. The Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the next six months following September 30, 2010.

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

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On July 6, 2010, Bionovo, Inc. entered into a common stock purchase agreement (“Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein Aspire Capital is committed to purchase up to an aggregate of $15.0 million of Bionovo, Inc.’s shares of common stock over the two-year term of the Purchase Agreement, based on certain terms and conditions set forth in the Purchase Agreement, including a minimum purchase price of $1.98 per share. As of September 30, 2010, there have been no sales of common stock to Aspire Capital under the Purchase Agreement.

On October 6, 2010, the Company completed a registered direct offering through the sale of common stock and warrants. The Company sold a total of 2,727,270 shares of common stock, at a price of $1.10 per share and issued 2,045,451 warrants to purchase shares of common stock. The warrants will be exercisable six months after issuance at $1.64 per share and will expire five years from the date of issuance. The shares of common stock and warrants are immediately separable and will be issued separately. The raise produced $3.0 million in gross proceeds and approximately $2.5 million after placement agent fees, legal and other costs associated with the transaction. The Company intends to use the net proceeds from the sale of the securities primarily for general corporate purposes, including clinical trial, research and development, general and administrative and manufacturing expenses.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2010, the consolidated results of the Company’s operations for the three and nine months ended September 30, 2010 and 2009 and inception to date from February 1, 2002 to September 30, 2010, and the Company’s cash flows for the nine months ended September 30, 2010 and 2009 and inception to date from February 1, 2002 to September 30, 2010.

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

Certain reclassifications of prior period amounts have been made to our consolidated financial statements to conform to the current period presentation, including a reclassification of approximately $9,000 between common stock and additional paid-in capital in the accompanying Balance Sheet as of December 31, 2009 in order to adjust for the effect of our reverse stock split effective August 31, 2010.

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

In the third quarter of 2010, the National Institutes of Health awarded the Company a grant for approximately $174,000 for one year. For the three and nine months ended September 30, 2010, $68,000 in related revenue was recognized under the grant.

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

3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table shows supplemental cash flows for the nine months ended September 30, 2010 and 2009 and inception to date from February 1, 2002 through September 30, 2010 (in thousands).

	Nine Months Ended September 30,		Accumulated from February 1, 2002 (Date of inception) to September 30,
	2010	2009	2010
Supplemental disclosure of cash flow information:
Interest paid	$35	$70	$480
Income taxes paid	$1	$2	$14

Supplemental disclosure of non-cash investing and financing
Non-cash warrant expense for warrants issued	$—	$—	$1,964
Adjustment in warrant liability	$—	$—	$7,030
Conversion of notes payable to common stock	$—	$—	$450
Assets acquired under capital lease	$2,139	$40	$5,209
Assets acquired under notes payable	$—	$204	$204
Issuance of common stock for services	$600	$—	$765
Conversion of accrued interest payable	$—	$—	$12
Issuance of common stock with reverse merger	$—	$—	$4

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

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The following is a summary of cash, cash equivalents, and available-for-sale securities at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Cost Basis	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$699	$—	$699
Money market funds	2,149	—	2,149
US govt. agency obligations	265	—	265

Total cash and cash equivalents	$3,113	$—	$3,113

	December 31, 2009
	Cost Basis	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$124	$—	$124
Money market funds	1,073	—	1,073
Corporate notes	1,602	—	1,602

Total cash and cash equivalents	$2,799	$—	$2,799

Available-for-sale investments:
US govt. agency obligations	$7,812	$(5)	$7,807
Corporate notes	5,328	—	5,328

Total available-for-sale investments	$13,140	$(5)	$13,135

There were no realized or unrealized gains or losses on the sale of available-for-sale securities for the three and nine months ended September 30, 2010 or September 30, 2009. As of September 30, 2010 and December 31, 2009, unrealized losses of approximately $0 and $5,000 were included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

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

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Total	(Level 1)	(Level 2)
September 30, 2010
Money market funds	$2,149	$2,149	$—
US government agency obligations	265	—	265

Total	$2,414	$2,149	$265

	Total	(Level 1)	(Level 2)
December 31, 2009
Money market funds	$1,073	$1,073	$—
US government agencies	7,807	—	7,807
US corporate debt	6,930	—	6,930

Total	$15,810	$1,073	$14,737

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

The following is a summary of property and equipment at cost less accumulated depreciation as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Office and lab equipment	$7,980	$5,967
Leasehold improvements	3,359	3,359
Computer equipment and software	288	266

	11,627	9,592
Less: accumulated depreciation	(4,506)	(3,395)

Property and equipment, net	$7,121	$6,197

Leasehold improvements include $0.2 million in gross assets acquired under two notes payable with the lessor of the Company’s headquarters (see Note 7, “Notes Payable” for further details). Office and lab equipment include gross assets acquired under capital leases of approximately $3.1 million as September 30, 2010 and $1.6 million on December 31, 2009. On July 30, 2010, the Company completed a sale-leaseback transaction with Tetra Financial Group (“Tetra”) for

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

laboratory equipment. Under the terms of the sale-leaseback agreement, the Company sold equipment with an original purchase price of approximately $1.3 million to Tetra for approximately $1.2 million. Tetra also funded an additional $0.1 million in equipment costs. Including sales tax, the total of the equipment leased from Tetra by the Company is $1.4 million for a two-year term with quarterly payments of approximately $191,000. A deposit of 50% of the total purchase price was held by Tetra as a security deposit and is refundable to the Company periodically throughout the lease term. The lease was accounted for as a capital lease in accordance with ASC Topic 840-40, “Sale-Leaseback Transactions”.

On September 16, 2010, the Company entered into a lease transaction with De Lage Landen for approximately $0.7 million in laboratory equipment. The lease provides for monthly payments of approximately $23,000 for a period of 24 months and required a down payment of approximately $177,000. The lease is accounted for as a capital lease transaction.

Amortization of assets under capital leases is included in depreciation expense. For the three and nine months ended September 30, 2010 the Company recorded depreciation expense of approximately $0.4 million and $1.1 million, respectively. For the same periods of 2009, the Company recorded depreciation expense of approximately $0.4 million and $1.1 million, respectively.

Intangible assets - Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. As of September 30, 2010, the Company had capitalized $1.3 million in patent licensing costs. For the three and nine months ended September 30, 2010 the Company recorded amortization expense of approximately $21,000 and $58,000, respectively. For the same periods of 2009, the Company recorded amortization expense of approximately $15,000 and $38,000, respectively.

6. OTHER CURRENT LIABILITIES

Other current liabilities include the following as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Accrued clinical trial expenses	$7	$12
Accrued consulting fees	163	29
Accrued legal fees	232	191
Accrued accounting fees	79	114
Accrued contract testing	81	26
Deferred rent	390	286
Other current liabilities	242	165

Total other current liabilities	$1,194	$823

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

7. NOTES PAYABLE

In January of 2009, the Company relocated to its new headquarters. Related to the relocation, the Company financed leasehold improvements under a two notes payable with the lessor of the building. The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018. The second note of $104,000 bears interest at 9.5% and is payable in 24 monthly payments of interest and principal amounting to approximately $5,000 beginning August 1, 2009. The future minimum payments as of September 30, 2010 are as follows (in thousands):

Notes Payable
2010 (1)	$18
2011	49
2012	16
2013	16
2014	16
Thereafter	64

Total minimum payments	$179
Less: Amount representing interest	(42)

Present value of minimum payments	$137
Less: Current portion	(54)

Long-term portion of notes payable	$83

(1)	For the Three Months ending December 31, 2010

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

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is antidilutive. The effect of the options and warrants was antidilutive for the three and nine months ended September 30, 2010 and 2009. The following table shows the total outstanding securities considered antidilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options to purchase common stock	1,162	1,014	1,162	1,014
Options to purchase common stock - outside plan	21	21	21	21
Warrants to purchase common stock	8,383	2,049	8,383	2,049

Total	9,566	3,084	9,566	3,084

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

9. COMPREHENSIVE LOSS

Comprehensive loss includes net loss and other comprehensive income, which for us is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity (deficit). Comprehensive loss and its components are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(4,627)	$(3,726)	$(13,408)	$(12,529)
Changes in unrealized gains (losses) on securities available-for-sale	—	(2)	5	(24)

Comprehensive loss	$(4,627)	$(3,728)	$(13,403)	$(12,553)

10. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Increase in Authorized Shares

On July 7, 2010, the Company executed an amendment to its Certificate of Incorporation increasing the authorized shares to 70,000,000, of which 68,000,000 are common stock and 2,000,000 are preferred stock. The increase was approved by the shareholders at the Company’s Annual 2010 Shareholder Meeting. The voting results of the meeting were reported on the Company’s Form 8-K filed on May 5, 2010.

Employee Stock Option Plan

In 2005, the board of directors adopted the Stock Incentive Plan, as amended, of Bionovo Biopharmaceuticals and authorized 699,358 shares of common stock for issuance under the Plan. In May 2006 and June 2008, shareholders approved increases of 600,000 additional shares for the option plan resulting in a total of 1,899,358 shares reserved for issuance under the plan.

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

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$82	$138	$298	$362
General and administrative	120	123	445	320

Total share-based compensation expense	$202	$261	$743	$682

There was no capitalized share-based compensation cost as of September 30, 2010 and there were no recognized tax benefits during the three and nine months ended September 30, 2010 and 2009.

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

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dividend yield	0%	0%	0%	0%
Expected volatility	134.2%	140.1%	148.0%	126.9%
Risk-free interest rate	1.18%	1.48%	1.44%	1.42%
Expected life	3.66 years	3.75 years	2.75 years	3.75 years

Share option activity for the nine months ended September 30, 2010 was as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	1,022	$8.36
Granted	184	2.85
Exercised	—	—
Forfeited or canceled	(35)	5.51
Expired	(9)	13.52

Options outstanding at September 30, 2010	1,162	$7.53	3.36	$38

Options exercisable at September 30, 2010	958	$7.38	3.21	$30

Options exercisable and options expected to vest at September 30, 2010	1,148	$7.59	3.35	$37

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

Unvested share activity for the nine months ended September 30, 2010 was as follows:

	Unvested Number of Options	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2009	319	$6.26
Granted	184	2.22
Vested	(278)	4.47
Forfeited	(21)	4.65

Unvested balance at September 30, 2010	204	5.22

As of September 30, 2010, the Company had approximately 0.6 million common shares reserved for future grant under its share option plan and there were no shares exercised during the first nine months of 2010.

At September 30, 2010, there was $0.7 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 1.2 years.

Restricted Stock

On March 11, 2010, the Company granted 20,000 shares of restricted stock to Lytham Partners, LLC as partial consideration for investor relations services provided to Bionovo, Inc. The shares were issued from the Company’s Stock Incentive Plan and are restricted for 1 year from the date of grant. The restricted stock was recorded based on the grant date fair value of $52,000 and the full amount is included in general and administrative stock compensation in the first quarter of 2010.

Shares issued to Aspire Capital

In consideration for entering into the purchase agreement with Aspire Capital, the Company issued to Aspire Capital 279,070 shares as a commitment fee with an assigned value of $2.15 per share (as adjusted for the Company’s reverse stock split effective August 31, 2010). The commitment fee was valued at $600,000 and has been capitalized as prepaid financing costs as of September 30, 2010. Aspire is required to refund the commitment fee in cash or shares proportionately based on the unfunded portion of the agreement upon termination of the agreement. The capitalized costs will be offset against any future proceeds proportionately based on the total amount funded under the agreement.

11. STOCK WARRANTS

The Company has issued warrants to investors as part of its overall financing strategy. There were no warrants issued for the nine months ended September 30, 2010. During the second quarter of 2010, approximately 0.2 million warrants from the April 2005 private placement and 0.1 million warrants from the May 2005 private placement expired.

As of September 30, 2010, there were 8.3 million warrants to purchase Bionovo shares outstanding with a weighted average price of $6.28, a weighted average remaining life of 3.45 years and an aggregate exercise price of $52.7 million.

The estimated fair value of the warrants was calculated using the Black-Scholes valuation model. The following assumptions were used: (i) no expected dividends, (ii) risk free interest rates of 2.2% - 4.0%, (iii) expected volatility of 90% - 187%, and (iv) expected life in the stated life of the warrant. The fair value of the warrants ranged from $0.50 to $4.45. The fair value of warrants granted is included in additional paid-in capital along with the proceeds from issuance of common stock.

Bionovo, Inc

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The following table summarizes information about all callable warrants outstanding as of September 30, 2010:

Issue Date	Expiration Date	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
January 2007	January 2012	718	$10.62	1.30
October 2007	October 2012	1,491	$12.50	2.09
October 2009	October 2014	6,174	$4.28	4.02

		8,383

12. LEASES, COMMITMENTS AND CONTINGENCIES

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $3.1 million at September 30, 2010 and $1.6 million as of December 31, 2009. Amortization of assets under capital leases is included in depreciation expense and accumulated amortization at September 30, 2010 and December 31, 2009 was $0.9 million and $0.7 million, respectively.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2019. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $44,000 per month. Operating lease expense totaled approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2010 and the corresponding periods of 2009.

Future minimum lease payments under non-cancelable capital and operating leases are as follows:

	Capital Leases	Operating Leases
2010 (1)	$346	$485
2011	1,138	1,901
2012	791	1,924
2013	—	1,982
2014	—	2,041
Thereafter	—	8,795

Total minimum lease payments	$2,275	$17,128

Less: Amount representing interest	(133)

Present value of minimum lease payments	$2,142
Less: Current portion	(1,123)

Obligations under capital lease, net of current portion	$1,019

(1)	For the Three Months ending December 31, 2010

13. INCOME TAX

We do not have any unrecognized tax benefits and do not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended September 30, 2010. As of September 30, 2010, we had recorded a full valuation reserve for all of our recognized tax benefits.

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

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of filing of these financial statements with the SEC, and noted the following:

Registered Direct Offering

On October 6, 2010, the Company completed a registered direct offering through the sale of common stock and warrants. The Company sold a total of 2,727,270 shares of common stock, at a price of $1.10 per share and issued 2,045,451 warrants to purchase shares of common stock. The warrants are exercisable six months after issuance at $1.64 per share and expire five years from the date of issuance. William Blair and Company served as the exclusive placement agent for this transaction which produced $3.0 million in gross proceeds and approximately $2.5 million after placement agent fees, legal and other costs associated with the transaction. The Company intends to use the net proceeds from the sale of the securities primarily for general corporate purposes, including clinical trial, research and development, general and administrative and manufacturing expenses.

QTDP Grant

On November 2, 2010, Bionovo received notification from the Internal Revenue Service that two of its projects, Menerba and Bezielle, were approved for funding at the maximum level under the Qualifying Therapeutic Discovery Project Credit (“QTDP”) program. The amount granted to the Company under the program is approximately $489,000.

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

On April 6, 2005, Lighten Up Enterprises International, Inc. acquired all the outstanding shares of Bionovo Biopharmaceuticals, Inc. in exchange for 8,422,490 restricted shares of its common stock in a reverse triangular merger. The acquisition was accounted for as a reverse merger in which Bionovo Biopharmaceuticals, Inc. was deemed to be the accounting acquirer. Accordingly, the historical financial information presented herein is that of Bionovo Biopharmaceuticals, Inc. (as adjusted for any difference in the par value of each entity’s stock with an offset to capital in excess of par value). Financial information subsequent to the reverse merger is that of the merged entity, Bionovo, Inc.

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

We expect to continue to incur significant operating losses for the foreseeable future, and do not expect to generate profits until and unless our drug candidates have been approved and are being marketed with commercial partners. As of September 30, 2010, we had an accumulated deficit of $69.2 million. Historically we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments.

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

Income Tax

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of September 30, 2010, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

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

During the three and nine months ended September 30, 2010, we incurred research and development expenses of $3.7 million and $10.8 million, respectively. We expect that research and development expenses will continue to increase as we continue our development of Menerba, Bezielle and other drug candidates.

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

Results of Operations

Revenues

	Three Months Ended September 30,		Change in %	Nine Months Ended September 30,		Change in %
	2010	2009		2010	2009
	(1,000’s)	(1,000’s)		(1,000’s)	(1,000’s)
NIH grants	$68	$116	-41%	$68	$116	-41%
Service revenue	—	39	-100%	14	46	-70%

	$68	$155		$82	$162

In the third quarter of 2010, the National Institutes of Health (“NIH”) awarded the Company a grant for approximately $174,000 for one year, of which we recognized $68,000 in revenue during the three months ended September 30, 2010. Revenue of $155,000 for the same period of 2009 was comprised of $116,000 under an expired NIH grant and $39,000 for research services provided to one client. The $82,000 in revenue recognized during the nine months ended September 30, 2010 included the $68,000 in NIH grant revenue combined with $14,000 for research services. The same period of 2009 included $116,000 in NIH grant revenue under the expired grant combined with $46,000 in research services.

Research and Development Expenses

	Three Months Ended September 30,		Change in %	Nine Months Ended September 30,		Change in %
	2010	2009		2010	2009
	(1,000’s)	(1,000’s)		(1,000’s)	(1,000’s)
Research and development expenses	$3,673	$2,938	25%	$10,807	$9,493	14%

Research and development (“R&D”) expenses reflect costs for the development of drugs and include salaries, contractor and consultant fees and other support costs, including employee stock-based compensation expense. The increases of 25% and 14%, respectively, for the three and nine months ended September 30, 2010 and September 30, 2009 represent our continued allocation of resources to support the Menerba project.

General and Administrative Expenses

	Three Months Ended September 30,		Change in %	Nine Months Ended September 30,		Change in %
	2010	2009		2010	2009
	(1,000’s)	(1,000’s)		(1,000’s)	(1,000’s)
General and administrative expense	$987	$926	7%	$2,627	$3,110	-16%

General and administrative (“G&A”) expense includes personnel costs for finance, administration, information systems, marketing, professional fees as well as facilities expenses. We do not currently have any dedicated sales support or marketing personnel. Marketing and communications expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. The increase in G&A expenses for the three months ended September 30, 2010 compared to the same period of 2009 is due to expensable legal costs associated with the closing of our common stock purchase agreement with Aspire Capital. The decrease in G&A expenses for the nine months ended September 30, 2010 compared with the same period of 2009 is due to approximately $0.2 million in employee-related costs due to our headcount reductions in 2009 and approximately $0.2 million reduction in legal costs primarily due to the resolution of a legal matter in 2009 as disclosed on our 2009 Form 10-K.

Interest Income, Interest Expense and Other Expense

	Three Months Ended September 30,		Change in %	Nine Months Ended September 30,		Change in %
	2010	2009		2010	2009
	(1,000’s)	(1,000’s)		(1,000’s)	(1,000’s)
Interest income	$2	$5	-60%	$16	$75	-79%
Interest expense	(9)	(22)	-59%	(33)	(77)	-57%
Other expense	(28)	—	0%	(39)	(86)	-55%

Total	$(35)	$(17)	106%	$(56)	$(88)	-36%

Interest income is derived from cash balances and short term investments. Interest expense includes interest expense from lease agreements for laboratory equipment and two notes payable to finance $0.2 million of leasehold improvements made in 2009. The decreases in interest expense for the three and nine months ended September 30, 2010 as compared with the same periods of 2009 is due to old capital leases expiring during 2010. We expect interest expense to increase in future periods due to the addition of new capital leases during the third quarter of 2010. The increase in other expense for the three months ended September 30, 2010 is due to the loss on disposal associated with our sale-leaseback transaction. The decrease in other expense for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 is due primarily to approximately $85,000 in loss on fixed asset disposal associated with the move to our new offices in the first quarter of 2009.

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

As of September 30, 2010 we had cash, equivalents and short term investments of $3.1 million compared to $15.9 million at December 31, 2009. This decrease in cash, cash equivalents and short term investments for the nine months ended September 30, 2010 is due to net cash used in operating activities of $11.7 million for the nine months ended September 30, 2010 and $2.2 million in expenditures for capital assets, patent costs and payments on our capital lease and notes payable obligations, partially offset by $1.2 million in proceeds from our sale-leaseback transaction.

Net cash provided by investing activities was $12.6 million in the first nine months of 2010 compared to net cash provided by investing activities of $9.8 million during the same period in 2009. Cash provided by net short-term investment activities was $13.0 million in the first nine months of 2010 compared to cash provided by net short-term investment activities of $10.2 million during the same period in 2009 due to the use of proceeds from short-term investments to fund operations in both periods. Expenditures for capital assets were $1.2 million during the nine months ended September 30, 2010 compared with $0.2 million for the same period of 2009. The increase in spending on capital assets in 2010 was due to laboratory equipment purchases to support our Menerba manufacturing process development efforts. Expenditures for legal and other costs associated with pending patent application increased by $178,000 for the nine months ended September 30, 2010 compared with the same period of 2009 due to the increase in new patent applications filed with the US Patent office. In addition to the equipment purchases noted above, we also obtained approximately $2.1 million in laboratory equipment through two capital lease transactions during the third quarter of 2010. One of the leases was a sale-leaseback transaction that resulted in proceeds of approximately $1.2 million.

Net cash used by financing activities of $0.6 million and $0.4 million for the first nine months of 2010 and 2009, respectively was due to payments on our capital lease and notes payable obligations of $0.6 million and $0.5 million, respectively and was generally consistent over both periods. In addition, in 2009 we received $0.1 million from the exercise of warrants.

As of September 30, 2010, we had an accumulated deficit of $69.2 million, working capital of $1.4 million and shareholders’ equity of $9.8 million. We will need to raise substantial additional capital before the end of 2010 and are currently pursuing a variety of funding options, including government grants, partnering/co-investment, venture debt and equity offerings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If we are not successful in our efforts to raise additional funds by the end of 2010, we will be required to delay, reduce the scope of, or eliminate one or more of our development programs and may be required to discontinue operations.

On July 6, 2010, we entered into a common stock purchase agreement (“Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company, which provides that, upon the terms and subject to the conditions and limitations set forth therein Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our shares of common stock over the term of the Purchase Agreement. As of September 30, 2010, there have been no sales of common stock to Aspire Capital under the Purchase Agreement.

On October 6, 2010, we completed a registered direct offering through the sale of common stock and warrants. We sold a total of 2,727,270 shares of common stock, at a price of $1.10 per share and issued 2,045,451 warrants to purchase shares of common stock. The warrants are exercisable six months after issuance at $1.64 per share and will expire five years from the date of issuance. The shares of common stock and warrants are immediately separable and will be issued separately. The raise produced $3.0 million in gross proceeds and approximately $2.5 million after placement agent fees, legal and other costs associated with the transaction.

Increase in Authorized Shares

On July 7, 2010, the Company executed an amendment to its Certificate of Incorporation increasing the authorized shares to 70,000,000, of which 68,000,000 are common stock and 2,000,000 are preferred stock. The increase was approved by the shareholders at the Company’s May 3, 2010 Shareholder Meeting. The voting results of the meeting were reported on the Company’s Form 8-K filed May 5, 2010.

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at September 30, 2010 are disclosed in the following table (in thousands).

	Total	2010	2011	2012	2013	2014	2015 and beyond
Operating lease obligations	$17,128	$485	$1,901	$1,924	$1,982	$2,041	$8,795
Notes payable	179	18	49	16	16	16	64
Capital lease obligations	2,275	346	1,138	791	—	—	—

Total contractual commitments	$19,582	$849	$3,088	$2,731	$1,998	$2,057	$8,859

Off-Balance Sheet Financings and Liabilities

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Subsequent Events

On November 2, 2010, we received notification from the Internal Revenue Service that two of our projects, Menerba and Bezielle, were approved for funding at the maximum level under the Qualifying Therapeutic Discovery Project Credit (“QTDP”) program. The amount granted to us under the program is approximately $489,000.

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

As of September 30, 2010, we had cash, cash equivalents and short-term investments of $3.1 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On August 27, 2010, we effectuated a 5:1 reverse stock split in order to regain compliance with NASDAQ’s minimum bid price. On September 15, 2010, we received a letter from The NASDAQ Stock Market indicating that we had regained compliance with NASDAQ. However, there can be no assurance that we will be able to maintain the bid price of our common stock at $1.00 and comply with the continued listing standards in the future. If we are delisted from The NASDAQ Capital Market, we may not be able to secure listing on other exchanges or quotation systems. As a result, we believe that investors will have significantly less liquidity and more difficulty purchasing and selling shares of our common stock, which could have a material adverse effect on the market price of our common stock.

We have incurred losses in the research and development of our product candidates since inception. No assurance can be given that we will ever generate revenue or become profitable.

Since inception we have sustained recurring losses and negative cash flows from operations. From inception through September 30, 2010, we have a deficit accumulated during the development stage of approximately $69.2 million, and for the nine months ended September 30, 2010, we experienced a net loss of approximately $13.4 million. In addition, we expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and clinical trials, and in other development activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, we may be required to obtain licenses to patents or proprietary rights of others. Fees associated with licenses may increase our costs. We cannot assure you that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us or at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents, or could find that the development, manufacture, or sale of products requiring such licenses could be foreclosed.

As we continue to engage in the development of Menerba and develop other products there can be no assurance that we will ever be able to achieve or sustain market acceptance, profitability or positive cash flow. Our ultimate success will depend on many factors, including whether Menerba receives FDA approval. We cannot be certain that we will receive FDA approval for Menerba, or that we will reach the level of sales and revenues necessary to achieve and sustain profitability. Unless we raise additional capital, we will not be able to execute our business plan or fund business operations. Furthermore, we will be forced to reduce our expenses and cash expenditures to a material extent, which would impair or delay our ability to execute our business plan.

We require substantial additional capital to continue development of our product candidates, which may not be available on commercially acceptable terms. We cannot be certain that funds will be available and, if they are not available, we may not be able to continue as a going concern which may result in actions that could adversely impact our stockholders.

Notwithstanding our completion of a registered direct offering in October 2010, in order to continue development of our product candidates, we still need to raise significant additional funds. This may occur through our Purchase Agreement with Aspire Capital, future public or private financings and/or strategic alliance and licensing arrangements. We expect to continue to spend substantial funds in connection with:

•	development and manufacturing of our product candidates, particularly Menerba

•	various clinical trials for our product candidates; and

•	protection of our intellectual property.

We do not expect that our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next six months following September 30, 2010. Sufficient additional financing through future public or private financings, strategic alliance and licensing arrangements or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution or otherwise adverse effects on the rights of existing shareholders. If we are not successful in our efforts to raise additional funds by the end of 2010, we will be required to delay, reduce the scope of, or eliminate one or more of our development programs and may be required to discontinue operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	Removed and reserved.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number

3.1	Certificate of Incorporation of the registrant dated as of June 27, 2005. (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of the registrant dated May 9, 2007. (2)

3.3	Certificate of Amendment of the Certificate of Incorporation of the registrant dated July 7, 2010. (3)

3.4	Amended and Restated By-Laws of the registrant. (4)

10.1	Master Lease Agreement with Tetra Financial Group

10.2	Sale Leaseback Agreement with Tetra Financial Group

10.3	Master Lease Agreement with De Lage Landen

31.1	Certification of Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2007.
(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on July 19, 2010.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November 2010.

BIONOVO, INC.

By:	/s/ Isaac Cohen
Isaac Cohen
Chairman and Chief Executive Officer

By:	/s/ Thomas Chesterman
Thomas Chesterman
Senior Vice President and Chief Financial Officer