Form 10-Q/A
period 2010-09-30
BIONOVO INC
filed 2010-12-10
CIK 1203957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment 1)

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

EXPLANATORY NOTE

Bionovo, Inc. (the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, originally filed with the Securities and Exchange Commission on November 12, 2010 (the “Form 10-Q”), to correct an error in the reported number of authorized shares of capital stock of the Company in the Financial Statements, the Notes to the Financial Statements and the Management’s Discussion and Analysis section of the Form 10-Q. The correct number of authorized shares of capital stock as of September 30, 2010 should have been 350,000,000, of which 340,000,000 are common stock and 10,000,000 are preferred stock.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to the Form 10-Q.

Except as described above, no other changes have been made to the Form 10-Q, and this Amendment does not modify or update the disclosures or financial statements in the Form 10-Q or otherwise reflect any events occurring after the original filing of the Form 10-Q. As a result, this Amendment should be read in conjunction with the Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,113	$2,799
Short-term investments	—	13,135
Receivables	69	251
Prepaid expenses	1,133	214
Other current assets	232	161

Total current assets	4,547	16,560
Property and equipment, net	7,121	6,197
Patent pending, net	1,187	822
Other assets	1,184	570

Total assets	$14,039	$24,149

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$386	$311
Accrued compensation and benefits	344	367
Current portion of capital lease obligations	1,123	476
Current portion of notes payable	54	59
Other current liabilities	1,194	823

Total current liabilities	3,101	2,036
Non-current portion of capital lease obligations	1,019	96
Non-current portion of notes payable	83	121

Total liabilities	4,203	2,253

Commitments and contingencies

Shareholders’ equity: (1)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 340,000,000 shares authorized, 21,802,842 and 21,503,738 shares outstanding at September 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	79,056	77,713
Accumulated other comprehensive loss	—	(5)
Accumulated deficit	(69,222)	(55,814)

Total shareholders’ equity	9,836	21,896

Total liabilities and shareholders’ equity	$14,039	$24,149

(1)	The shares outstanding reflect the results of a 1-for-5 reverse stock split on August 31, 2010 (see Note 1).

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

Reverse Stock Split

On August 27, 2010, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our issued and outstanding common stock at a ratio of one-for-five. The reverse stock split was effective at the close of business on August 31, 2010. All fractional shares created by the reverse stock split were rounded up to the nearest whole share. All historical share and per share amounts have been adjusted to reflect the reverse stock split.

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

10. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Increase in Authorized Shares

On July 7, 2010, the Company executed an amendment to its Certificate of Incorporation increasing the authorized shares to 350,000,000, of which 340,000,000 are common stock and 10,000,000 are preferred stock. The increase was approved by the shareholders at the Company’s Annual 2010 Shareholder Meeting. The voting results of the meeting were reported on the Company’s Form 8-K filed on May 5, 2010.

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

Increase in Authorized Shares

On July 7, 2010, the Company executed an amendment to its Certificate of Incorporation increasing the authorized shares to 350,000,000, of which 340,000,000 are common stock and 10,000,000 are preferred stock. The increase was approved by the shareholders at the Company’s May 3, 2010 Shareholder Meeting. The voting results of the meeting were reported on the Company’s Form 8-K filed May 5, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of December 2010.

BIONOVO, INC.

By:	/s/ Isaac Cohen
Isaac Cohen
Chairman and Chief Executive Officer

By:	/s/ Thomas Chesterman
Thomas Chesterman
Senior Vice President and Chief Financial Officer