Form 10-K
period 2010-12-31
BIONOVO INC
filed 2011-03-16
CIK 1203957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File No. 001-33498

BIONOVO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5526892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5858 Horton Street, Suite 400 Emeryville, California 94608	(510) 601-2000
(Address of principal executive offices, including zip code)	(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the last trade price of the common stock reported on The NASDAQ Capital Market on June 30, 2010 was approximately $35.3 million.*

As of March 10, 2011, 54,561,312 shares of the registrant’s common stock, par value $0.0001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

*	Excludes 3,853,238 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

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

The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2010 and other documents filed by us from time to time with the Securities and Exchange Commission.

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

Our lead drug candidate, MenerbaTM (formerly MF-101), represents a new class of receptor sub-type selective estrogen receptor modulator (SERM), for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed Menerba to selectively modulate estrogen receptor beta (ER|gb) and we believe it could provide a safe and effective alternative to existing FDA approved therapies that pose a significant risk to women for developing breast cancer, stroke, cardiovascular disease, blood clots and other serious diseases. In preclinical studies, Menerba does not lead to tumor formation in either breast or uterine tissues and it does not increase the risk for clotting. This characteristic, if confirmed in clinical testing, would differentiate Menerba from some existing therapies and other hormone-based therapies in clinical development. We announced in 2007 the results of our completed, multicenter, randomized, double-blinded, placebo-controlled Phase 2 trial, involving 217 women, which showed the higher of two Menerba doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes after 12 weeks of treatment. In addition, treatment with the higher of the two doses of Menerba led to a statistically significant reduction in nighttime awakenings when compared to placebo, which represents superior efficacy to existing non-hormonal therapies in development. Following the FDA guidance and approval received, we are proceeding with further clinical testing at multiple clinical sites in the U.S. We believe that Menerba’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and other therapies under development and testing.

Although we are focusing our resources primarily on the development of Menerba, we have a diverse pipeline of additional clinical and preclinical drug candidates in both women’s health and cancer, which we may pursue if additional funding becomes available. As part of our pipeline, we are developing BezielleTM, an oral anticancer agent for advanced breast cancer. Unlike most other anticancer drugs and drug candidates, which try to control cancer through genomic and proteomic signaling pathways, Bezielle is designed to take advantage of a unique metabolism of cancer cells, with a well-characterized mechanism of action which leads to very selective tumor cell DNA damage and the death of cancer cells, without lasting harm to normal cells. This is accomplished by Bezielle’s secondary inhibition of glycolysis, a metabolic pathway on which cancer cells rely for energy production. Glycolysis inhibition leads to energy collapse in the cells and results in death of cancer cells. Since normal cells do not rely for the most part on glycolysis for energy production, they are not killed by Bezielle. Based on our clinical and pre-clinical studies, we believe that Bezielle may have a preferential effect on hormone-independent cancers, a subset with few treatment options. To date, 48 women with metastatic breast cancer have been treated with Bezielle in two separate Phase 1 clinical trials. As predicted by the mechanism of action, Bezielle had very limited toxicities with an extremely favorable tolerability profile. Moreover, Bezielle showed encouraging clinical activity among a cohort of women with metastatic breast cancer who had been heavily pretreated with other regimens. A Phase 2 trial has been approved by the FDA and the institutional review boards (“IRBs”) at several prestigious breast cancer clinical sites in the U.S. We will need to obtain additional funding to commence this open-label, non-randomized trial in 80 women diagnosed with metastatic breast cancer who have failed no more than two prior chemotherapy regimens. We believe that Bezielle’s novel mechanism of action and favorable tolerability profile could lead to preferential use over existing drugs in the treatment of advanced breast cancer, and potentially in the broader, adjuvant care of breast cancer. We also plan to evaluate Bezielle for the treatment of other forms of cancer, including pancreatic cancer and adjuvant use in breast cancer. We have also prepared an investigational new drug, or IND, application and plan to initiate a Phase 1 trial for our second women’s health drug candidate, SealaTM (formerly VG101), for the treatment of post-menopausal vulvar and vaginal atrophy, or “vaginal dryness.” We have identified or begun preclinical work on other drug candidates for a variety of indications within women’s health and cancer. We have internally discovered and developed all of our drug candidates using our proprietary biological and chemical techniques.

Our drug development process utilizes botanical sources, used in Traditional Chinese Medicine (TCM), and believed to produce biologically active compounds. We apply our clinical knowledge, experience with natural compounds and knowledge of proper scientific screening tools to isolate and purify botanical compounds and extracts for pharmaceutical development. In June 2004, the FDA released a document to provide drug developers with guidance on the development of botanical drugs. This guidance states that applicants may submit reduced documentation of nonclinical (preclinical) safety to support an IND application for initial clinical studies of botanicals that have been legally marketed in the U.S. and/or a foreign country as dietary supplements without raising any known safety concerns. The first botanical extract drug developed pursuant to these guidelines was approved by the FDA in October 2006. To date, all of our drug candidates are derived from botanical extracts and are being developed by following this FDA guidance. In addition, we have identified active chemical components underpinning the mechanism of action for all of our drug candidates, and in some cases, we have developed synthetic methods of production.

We expect to continue to incur significant operating losses over the next few years, and do not expect to generate profits until and unless Menerba or one of our other drug candidates has been approved and is being marketed with commercial partners.

Formation of the Company

Bionovo, Inc. was originally incorporated in California in February of 2002. In March of 2004, it reincorporated in the state of Delaware and in June of 2005 changed its name from Bionovo, Inc. to Bionovo Pharmaceuticals, Inc. On April 6, 2005, Bionovo Pharmaceuticals, Inc. became public through a reverse merger with Lighten Up International, Inc. The Company operated as Lighten Up Enterprises International, Inc. until June 29, 2005 when the Company assumed the name Bionovo, Inc. Bionovo, Inc. is incorporated in the state of Delaware.

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

Development Stage Company

We have not generated any significant revenue since inception. Accordingly, the accompanying financial statements have been prepared using the accounting formats prescribed for a Development Stage Enterprise (DSE). Although we have recognized some nominal amount of revenue, we still believe that we are devoting substantially all our efforts toward developing the business and, therefore, still qualify as a DSE.

Business Strategy

Our goal is to achieve a position of sustainable leadership in the biopharmaceutical industry. Our strategy consists of the following key elements:

Integrate Scientific Discoveries with Natural Substances Used in Traditional Chinese Medicine

For more than 2,000 years, Chinese people have used TCM for the prevention and treatment of disease. Many significant drugs and therapies have been derived from botanical sources, such as aspirin and taxol, and some from botanicals used in TCM, such as ephedrine. We seek to apply advances in science, technology and analytical methodology for natural products to the botanicals used in TCM for the discovery and development of new drugs. We intend to continue to integrate cutting edge scientific discoveries and modern medicine with our expertise in natural substances used in TCM to discover and screen novel formulations derived from botanicals.

Develop Products Focused on Women’s Health and Cancer

We have intentionally directed our focus on initial medical applications with urgent needs and very large potential markets. With this strategy, even a small market penetration should result in relatively substantial revenue streams. Under this strategy, we have initially directed our attention to the design of drugs to target women’s health and cancer.

There are approximately 27 million women in the U.S. suffering from menopausal symptoms such as hot flashes and vaginal dryness. To date, pharmaceutical interventions offered for women suffering from menopausal symptoms are often deemed unsatisfactory, or they have significant undesirable side effects. We have developed Menerba, Seala and other compounds in our pipeline by relying in part on what we believe to be our novel system for the assessment of selective estrogen receptors ((α) and (|gb)) modulators, or SERMs, their downstream co-regulatory proteins and their transcriptional outcome as well as cytotoxic agents.

According to the American Cancer Society (ACS) 2010 Cancer Facts and Figures, cancer is the second leading cause of death in the U.S., yet there remain unmet needs, and current treatments remain ineffective and inadequate for some populations. We have developed Bezielle to address the market for advanced breast cancer, which we believe is approximately 500,000 – 600,000 patients at any given time. We also perceive that this opportunity has been enhanced because the FDA regulatory requirements for approval of cancer drugs have been modified based on the urgent need for safe and effective treatments of this disease. We intend to continue to target this significant market opportunity.

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

We will also seek strategic scientific collaborations with other biotechnology and pharmaceutical companies in order to expand and accelerate the process to product development. We believe this will enhance our research and development capabilities as well as provide potential sales channels for our products. We plan to investigate whether specific biotech and pharmaceutical companies may need our proprietary technology or potential products, and if so, endeavor to reach licensing and development agreements.

Diversify Application of Drug Candidates for Extended Indications

We believe many of our initial drug candidates may have efficacy for more than one indication. Anticancer therapeutics, for example, may apply to a wide range of oncological applications. Similarly, hormonally-active drugs could potentially be used to treat or prevent some forms of cancer or osteoporosis. Accordingly, we intend to pursue alternative applications for our drug candidates when deemed appropriate, to increase our chances of commercial success.

Manufacturing

We intend to outsource the commercial manufacturing of our drug products to qualified contract manufacturers or to commercial partners. For the manufacture of clinical drug material, we will use a combination of internal and external manufacturing resources, determined by our assessment of cost and quality. We strive to continuously assess the best practices, and adjust our supply chain accordingly.

Scientific Discovery Platforms

Screening Philosophy

A useful strategy for the discovery of biologically active compounds from plants utilizes information about the traditional medicinal use of these botanical agents. An advantage to this strategy over random screening is that the extensive clinical tradition and literature may allow for some rationalization with respect to the biological potential for their reputed use. Since most organisms living today evolved under similar adaptation pressures, we believe it is plausible that plants can interact with mammalian organic processes, along similar lines as nutrition from food, and therefore, can be utilized to regulate pathological conditions as they do normal physiological functioning.

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

We believe that we have a strategic advantage for drug development based on our extensive clinical knowledge and experience with natural compounds and our unique knowledge of the proper scientific tools for screening. This combination accelerates identification of promising compounds. Instead of creating massive screens, we select the most likely candidate compounds for our target areas of women’s health and cancer and test them for efficacy and toxicity with state of the art screening models such as estrogen receptor regulation or induction of cancer cell death. To date, our drug candidates have identified evidence of meaningful activity of approximately 25% in the cytotoxic drug discovery screens and approximately 40% in our estrogen drug discovery screens.

Our clinical knowledge also accelerates the preclinical testing due to the longstanding anecdotal knowledge regarding the toxicities of these agents. The shorter time to clinic provides an opportunity to realize major savings and prolong the exploitation of the patent.

This approach provides a new rational paradigm for drug discovery, whereby the prior known use of a compound for the indication coupled with our understanding of the molecular mechanism significantly reduces the amount of guess work necessary in other linear approaches where it is unclear whether there is in fact a relationship between the molecular target and the indication.

Scientific Discovery Platform I: Hormone Replacement Therapy and Selective Estrogen Receptor Modulators

Over 300 plants synthesize compounds that interact with estrogen receptors (ER), known as phytoestrogens. Elucidating how phytoestrogens regulate ER transcriptional and cell proliferation pathways could have a profound impact on women. For example, phytoestrogens may decrease the risk of some cancers that are common in postmenopausal women. In fact, lower rates of breast, endometrial and colon cancers are generally observed in countries that have a high consumption of phytoestrogens in their diet.

Our goal is to identify compounds effective at preventing or treating breast cancer as well as potential compounds for desired hormone activity. We have tested 71 herbs that are used in TCM for their ability to regulate transcriptional activity in the presence of ERα or ER|gb. Over forty-six percent (46.4%) of the herbs showed selective activity on the two ERs. In these studies, we identified the herbs that selectively regulate ERα or ER|gb and result in different transcriptional activity as well as in tissue selectivity.

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

Scientific Discovery Platform II: Anticancer Drugs

A number of Chinese medicinal herbs have traditionally been used to prevent and treat cancer. These herbal preparations are purported to have many biological effects including direct anti-proliferative effects on cancer cells, anti-mutagenic activity, and other signaling pathways such as nuclear receptor regulation resulting in prevention of growth or death.

Aqueous and organic extracts from 71 Chinese medicinal herbs historically used for the treatment of illness have been evaluated for antiproliferative activity on five breast cancer cell lines. Approximately 21% ( 15/71) of the extracts demonstrated greater than 50% growth inhibition on 80% of the cancer cell lines tested while five more herbs showed the same activity on fewer cell lines. These results, as well as our data from dose-response curves, DNA fragmentation and flow cytometric analyses, indicate that many of the herbs have significant growth inhibitory effects on various cancer cells in vitro. Furthermore, in vivo tests of some of the extracts in a mouse xenograph model show a significant inhibition of tumor formation with oral administration, with no toxicity or compromise to the mice activity including fluid and food intake.

Pharmacology and Manufacturing Consistency

After assessing the functional activity of whole herb extracts in our established assay systems, we aim to isolate anticancer and estrogenic compounds from the extracts to identify their chemical structure and to evaluate their pharmacodynamic and pharmacokinetic properties. The following studies are or will be conducted for all extracts in order to comply with FDA regulatory demands:

•	Activity Guided Isolation. These studies will be done in order to discover the active components. Once determined, the chemical structure can then be used as a marker for quantification in our manufacturing process, or as a basis for developing a synthetic equivalent.
•	Evaluation of the Pharmacokinetic and Metabolism of Isolated Compounds. Since the drug candidates will be designed to have greater selectivity and less toxicity, these studies will allow us to further determine their dynamic range, application and safety.

•	Botanical Drug Consistency Measures. We have developed methods for simultaneous intra batch and inter batch consistency measures using state of the art analytical technology.
•	Biological Measures. Specific biochemical assays will be employed to measure biological specificity and effect as well as manufacturing consistency similar to other biological drugs.

We will also repeat all quantifiable biological measures, pertaining to the drug, available through our proposed drug platforms. We anticipate that this will ensure qualitative efficacy control of proposed drugs. By identifying compounds both biologically as well as pharmacologically, we believe we will be able to overcome any FDA hurdles regarding drug manufacturing consistency.

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

Scientific Consultants

We use consultants to provide us with expert advice and consultation on our scientific programs and strategies. They also serve as contacts for us throughout the broader scientific community. We have consulting agreements with a number of academic scientists and clinicians, who collectively serve as our SAB and MAB. These individuals serve as key consultants with respect to our product development programs and strategies. They possess expertise in numerous scientific fields, including chemistry, pharmacology, cancer, estrogen receptor biology, clinical drug testing, and regulatory compliance.

We retain each consultant according to the terms of a consulting agreement. Under such agreements, we pay them a consulting fee. In addition, some consultants hold options to purchase our common stock, subject to the vesting requirements contained in the consulting agreements. Certain consultants may receive compensation arising from business development transactions they initiate. Our consultants are employed by institutions other than ours, and therefore may have commitments to, or consulting or advisory agreements with other entities or academic institutions that may limit their availability to us.

Research and Development

Our pre-clinical research is conducted at our main office in Emeryville, California with some research work also conducted at our facility in Aurora, Colorado, UCSF, UCB, UCD, and UCHSC. During the fiscal years ended December 31, 2010, 2009 and 2008, we incurred research and development expenses of $14.6 million, $12.5 million and $11.4 million, respectively. We further expect that research and development expenses will increase as and when we continue development of our drugs.

Intellectual Property and Patent Protection

Patent protection is important to our business. The patent position of companies in the pharmaceutical field generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. Therefore, we cannot be certain that any patent applications relating to our products or processes will result in patents being issued, or that the resulting patents, if any, will provide protection against competitors who successfully challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business, or are able to circumvent our patent position. It is possible that other parties have conducted or are conducting research and could make discoveries of compounds or processes that would precede any of our discoveries. Finally, there can be no assurance that others will not independently develop similar pharmaceutical products which will compete against ours, or cause our drug product candidates and compounds to become obsolete. At present, we have 126 patent applications pending in the United States Patent and Trademark Office, as well as in the Patent Cooperation Treaty, the European Patent Office, Japan, and other markets. One patent (US 7482029 B1) for Menerba, entitled “Composition for Treatment of Menopause”, was issued on March 29, 2006 and expires in August of 2026. Another patent (US 7700136), for Bezielle, entitled “Scutellaria barbata Extract for the Treatment of Cancer”, was issued on April 20, 2010, and expires in November of 2026.

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

We may be required to obtain licenses to patents or proprietary rights of others. We cannot assure you that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us or at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents, or could find that the development, manufacture, or sale of products requiring such licenses could be foreclosed. Litigation may be necessary to defend against claims of infringement asserted against us by others, assert claims of infringement to enforce patents issued to us or exclusively licensed to us, to protect trade secrets or know-how possessed by us, or to determine the scope and validity of the proprietary rights of others. In addition, we may become involved in oppositions in foreign jurisdictions, reexaminations declared by the United States Patent and Trademark Office, or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation, opposition, reexamination or interference proceedings could result in substantial costs to and diversion of effort by us, and may have a material adverse impact on us. In addition, we cannot assure you that our efforts to maintain or defend our patents will be successful.

Government Regulation and Environmental Issues

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

The steps ordinarily required before a new drug may be marketed in the U.S., which are similar to steps required in most other countries, include:

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug;
•	the submission of a new drug application to the FDA; and
•	FDA review and approval of the new drug application (NDA) or, if applicable, biologics license application (BLA).

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

The IND application process may be extremely costly and substantially delay development of our drug product candidates. Moreover, positive results of preclinical tests will not necessarily indicate positive results in subsequent clinical trials. The FDA may require additional animal testing after permitting earlier clinical trials with respect to an IND and prior to Phase 3 trials. These additional studies are customary for drugs intended for use by healthy populations. The FDA uses the results of these tests to determine whether to permit additional clinical trials or to put the IND on clinical hold. Our menopausal drug, Menerba, is being (and in the future may be) subjected to such studies, which may delay or damage our ability to complete trials and obtain a marketing license.

If the FDA decides not to place the IND on clinical hold, and, consequently, to permit additional clinical trials, clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap. During Phase 1, clinical trials are conducted with a small number of subjects to assess metabolism, pharmacokinetics, pharmacological actions, various dosage levels, and safety, including potential side effects associated with increasing doses. Phase 2 usually involves studies in a limited patient population to:

•	assess the efficacy of the drug in specific, targeted indications;
•	assess dosage tolerance and optimal dosage;
•	identify possible adverse effects and safety risks; and
•	correlate drug product potency to efficacy via pharmacological or biological studies.

If a compound is found to be potentially effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites. Our lead drug candidate Menerba has successfully completed Phase 2 and we are progressing to Phase 3.

After successful completion of the required clinical trials, an NDA is generally submitted. The NDA contains scientific and clinical data, which is intended to demonstrate that the drug is safe and effective for its proposed indication(s). An NDA also includes an extensive description of the chemistry, manufacturing and control plans (CMC). The FDA may request additional information before accepting the NDA for filing, in which case the NDA must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA reviews the NDA and either informs the applicant of its decision or requests additional information or clarification. FDA requests for additional information or clarification often significantly extend the review process. The FDA may refer the NDA to an appropriate advisory committee for review, evaluation and recommendation as to whether the NDA should be approved, although the FDA is not bound by the recommendation of an advisory committee.

If the FDA evaluations of the application and the manufacturing facilities are favorable, the FDA may issue an approval. They may also issue a Complete Response letter (CR), wherein they outline conditions that must be met for approval and/or deficiencies in the submission.

Sales outside the United States of products we develop will also be subject to regulatory requirements governing human clinical trials and marketing for drugs. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources. In most cases, if the FDA has not approved a product for sale in the United States, the product may only be exported for sale outside of the United States if it has been approved for sale in any one of the following: the European Union, Canada, Australia, New Zealand, Japan, Israel, Switzerland and/or South Africa. There are specific FDA regulations that govern this process.

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

Manufacturing

We currently have no commercial manufacturing capabilities. To date, using manufacturing processes we have designed and tested in-house, we have engaged domestic and foreign manufacturers experienced in FDA Good Manufacturing Practices (or GMP) for drug production, for the supply of our product candidates and other compounds solely for our pre-clinical research and development activities. We have entered into an agreement that includes non-disclosure and confidentiality provisions with a manufacturer needing access to the proprietary information regarding our manufacturing process. However, as our other manufacturers do not require knowledge of such proprietary aspects, we have not entered into formal written agreements with these other manufacturers, and accordingly submit purchase orders to them on an as needed basis. We believe that numerous alternative manufacturers exist that would be capable of fulfilling our current product supply needs in the event we were unable to obtain product or services from our current manufacturers. We are also in the process of establishing the capability of internally providing certain aspects of the manufacturing process where economically and/or technically preferable.

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

Marketing and Sales

We currently have no sales activities, and no employees engaged in selling any of our products, as we have not received FDA approval to do so. Marketing activities are related to website design, and attendance at industry tradeshows and conferences, where we promote the results of our research activities.

Competition

Competition in the pharmaceutical and biotechnology industries is intense. Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies that are active in different but related fields represent substantial competition for us. Many of our competitors have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing and marketing than we do. These organizations also compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations, and license technologies that are competitive with ours. To compete successfully in this industry we must identify novel and unique drugs or methods of treatment and then complete the development of those drugs as treatments in advance of our competitors.

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

Our lead product candidate for the treatment of menopausal symptoms, Menerba, would be expected to compete with postmenopausal hormone replacement therapy which has been the primary treatment of menopausal symptoms such as hot flashes. Leading hormonal agents include Premarin and Prempro by Wyeth Pharmaceuticals, Cenestin, Estradiol (generic) and Medroxy-Progesterone Acetate by Barr Pharmaceuticals, and Ogen, Provera and Estring by Pfizer. In addition, Menerba may be expected to compete with newer generation anti-depressants used off-label to treat hot flash frequency, such as desvenlafaxine by Wyeth, fluoxetine by Eli Lilly and paroxetine by GlaxoSmithKline. In addition, Depomed is developing gabapentin extended release for the treatment of menopausal hot flashes. The makers of these hormonal agents would compete directly with us relative to Menerba.

We believe that Menerba’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT) and other therapies under development and testing, although further clinical testing has yet to be completed to demonstrate this. Certain hormone replacement therapies may still have advantages relative to Menerba. These advantages may include: lower pricing and greater efficacy.

We believe we possess the competitive advantage of using unique technologies with extracts that are considered to be safe and tolerable in humans. We also believe that finding lead drugs that are orally tolerable and potentially safe from the start of the discovery process provides an advantage in the pharmaceutical development process.

Company Information

We were incorporated in Delaware in 2005. Our principal executive offices are located at 5858 Horton Street, Suite 400, Emeryville, California 94608, and our main telephone number is (510) 601-2000. Investors can obtain access to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, free of charge, on our website at http://www.bionovo.com as soon as reasonably practicable after such filings are electronically filed with the Securities and Exchange Commission (“SEC”).

We have adopted a code of ethics, which is part of our Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officers. This code of ethics is posted on our website.

Employees

As of March 10, 2011, we had 48 employees, of which 46 are full time employees. None of our employees are represented by a collective bargaining agreement. We believe that our employee relations are good.

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

In January of 2011, the Company entered into a ten-year, non-cancelable operating lease agreement for a manufacturing facility in Hayward, California. The lease begins April 1, 2011. Monthly rental payments of $18,750 will begin on April 1, 2011 and will increase over the ten-year period. The Company will gradually assume greater space between the first year and the fourth year for a total of 51,472 square feet beginning with the fourth year and through the end of the lease.

The Company also maintains laboratory facilities in Aurora, Colorado under a lease that expires in April of 2011.

Legal Proceedings

From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not at this time a party, as plaintiff or defendant, to any legal proceedings that, individually or in the aggregate, would be expected to have a material adverse effect on our business, financial condition or results of operation.

Executive Officers and Directors

The following persons are our directors and executive officers as of March 10, 2011:

Name	Age	Position
Isaac Cohen, O.M.D., L.Ac.(1)(2)	48	Chairman, Chief Executive Officer, Chief Scientific Officer and Director
Mary Tagliaferri, M.D., L.Ac(2)	45	President, Chief Medical Officer, Chief Regulatory Officer and Director
Thomas C. Chesterman, M.B.A.	51	Senior Vice President and Chief Financial Officer
John Baxter, M.D.(2)(3)(4)	70	Director
George Butler, Ph.D(2)(3)(4)	63	Director
Louis Drapeau, M.B.A.(1)(2)(3)(4)	66	Director, Lead Independent Director

(1)	Member of the Governance Committee.
(2)	Member of the Nominations Committee.
(3)	Member of the Audit Committee.
(4)	Member of the Compensation Committee.

Isaac Cohen, O.M.D., L.Ac., is a co-founder of Bionovo Pharmaceuticals, Inc. (“Bionovo Pharmaceuticals”), and has served as its Chairman, Chief Executive Officer, and Chief Scientific Officer and as a director since February 2002. He became Bionovo, Inc.’s Chairman, Chief Executive Officer and Chief Scientific Officer and a Director in April 2005. Dr. Cohen has been a Guest Scientist at the University of California, San Francisco (UCSF) Cancer Research Center and UCSF Center for Reproductive Endocrinology since 1996. Dr. Cohen was in private practice at The American Acupuncture Center, located in Berkeley, California from 1989 – 2005. As co-founder and Chief Scientific Officer, Mr. Cohen provides an essential creative core and scientific rigor to the Board.

Mary Tagliaferri, M.D., L.Ac., is a co-founder of Bionovo Pharmaceuticals, and has served as its Chief Regulatory Officer, Chief Medical Officer, Secretary and Treasurer and as a director since February 2002. She became Vice President, Chief Medical Officer, Chief Regulatory Officer, Secretary and Treasurer of Bionovo, Inc. in April 2005, and a director effective in May 2005. She became President of Bionovo, Inc. in addition to continuing her functions as the Company’s Chief Medical Officer, Chief Regulatory Officer, Secretary, Treasurer and Director in May 2007. Dr. Tagliaferri conducted translational research at the University of California, San Francisco from 1996 to 2002. Dr. Tagliaferri, as co-founder and Chief Medical Officer, provides an essential creative core and medical rigor to the Board.

Thomas C. Chesterman, M.B.A., has served as our Senior Vice President, Chief Financial Officer and Assistant Secretary since July 2007. From January 2002 to June 2007, Mr. Chesterman was Sr. Vice President and Chief Financial Officer at Aradigm Corporation, a drug development company. From March 1996 to December 2001, Mr. Chesterman was Vice President and Chief Financial Officer at Bio-Rad Laboratories, Inc., a life-science research products and clinical diagnostics company. From 1993 to 1996, Mr. Chesterman was Vice President of Strategy and Chief Financial Officer of Europolitan AB, a telecommunications company.

John Baxter, M.D., has been a director since April 14, 2008. Dr. Baxter is currently Senior Member and Co-Director of the Center for Diabetes Research at The Methodist Hospital Research Institute, and Head of Endocrinology at The Methodist Hospital. He was associated with the University of California, San Francisco (or “UCSF”) from 1970 to 2008, where he was a Professor of Medicine from 1979 to 2008, Chief of Endocrinology, Parnassus Campus from 1980 to 1997, and Director of UCSF’s Metabolic Research Unit from 1981 to 1999. Dr. Baxter was President of The Endocrine Society from June 2002 to June 2003. He was a founder and served as a director of California Biotechnology, Inc., a drug development company (now Scios, Inc., a division of Johnson & Johnson) from 1982 until 1992 and was a founder and Director of Karo Bio A.B., a Swedish biotechnology company and SciClone Pharmaceuticals, a drug development company. Dr. Baxter has also been elected to the National Academy of Sciences and the Institute of Medicine of the National Academy of Sciences, and he received the Outstanding Investigator Award from the Howard Hughes

Medical Institute. Dr. Baxter is an independent and unaffiliated director, and serves on our Audit Committee, and on our Compensation and Nominations Committee. Dr. Baxter provides a unique combination of relevant scientific expertise and commercial drug development experience.

George Butler, Ph.D., has been a director since March 11, 2008. Currently, Dr. Butler serves as the Chairman and President of SingEval (Singapore) Pte. Ltd., a drug development company based in Singapore and the US. Dr. Butler was formerly the vice president, Customer Relationships, Global Development of AstraZeneca, plc, a global pharmaceutical company. Prior to this, he was Vice President, Head of Regulatory Affairs. Prior to his time at AstraZeneca, Dr. Butler was Vice President and Head of Regulatory Affairs with Novartis AG. Dr. Butler has over 30 years of healthcare research and business experience, primarily in a development environment in multiple biopharmaceutical companies and has also been active for many years in advancing Asian-Western development/regulatory single programs. Dr. Butler is an independent and unaffiliated director, and serves on our Compensation and Nominations Committee. Dr. Butler provides a valuable insight into regulatory affairs, healthcare research and drug development.

Louis Drapeau, M.B.A., has been a director since March 14, 2008. Mr. Drapeau has served as the Chief Financial Officer of InSite Vision since October 1, 2007 and as its Chief Executive Officer from November 2008 to December 1, 2010. Prior to InSite Vision, he served as Chief Financial Officer, Senior Vice President, Finance, at Nektar Therapeutics, a biopharmaceutical company headquartered in San Carlos, California from January 2006 to August 2007. Prior to Nektar, Mr. Drapeau served as Acting Chief Executive Officer from August 2004 to May 2005 and as Senior Vice President and Chief Financial Officer from August 2002 to August 2005 for BioMarin Pharmaceutical Inc, a pharmaceutical company. Previously, Mr. Drapeau spent more than 30 years at Arthur Andersen. Mr. Drapeau also serves on the boards of Intermune, Inc., a pharmaceutical company and Bio-Rad Laboratories, a life science and clinical diagnosis company. From 2006 to 2008, Mr. Drapeau served on the board of directors of Inflazyme Pharmaceuticals, a biotechnology company whose stock is traded on the Toronto stock exchange. Mr. Drapeau is an independent and unaffiliated director, and serves as the chair of our Audit Committee. Mr. Drapeau meets the qualifications as a “Financial Expert”, according to the definition in Item 407 (d)(5)(ii) on Regulation S-K. As such, in the opinion of the Board, Mr. Drapeau provides valuable financial expertise to the Board.

Scientific Advisory Board

We have assembled a scientific advisory board that includes several prominent scientific and product development advisors who provide expertise, but except for Isaac Cohen are employed elsewhere on a full-time basis, in the areas of women’s health including menopause, breast cancer, cell biology, immunology, hormonal and metabolic disorders, biostatistics and pharmaceutical development. As of March 10, 2011, the board consisted of the following individuals:

Name	Affiliation	Area of Expertise
John D. Baxter, M.D.	The Methodist Hospital Research Institute	Endocrinology
Len Bjeldanes, Ph.D.	University of California, Berkeley	Molecular Toxicology/Bioactive Compound Isolation and Identification
Paul Pui-Hay But, Ph.D.	Food and Drug Authentication Laboratory Ltd., Hong Kong	Botanical Authentication and Chinese Medicine Quality Control
Michael J. Campbell, Ph.D.	University of California, San Francisco	Cell Biology/Immunology
Uwe Christians M.D., Ph.D.	University of Colorado	Pharmacology
Isaac Cohen O.M.D., L.Ac.	Bionovo, Inc.	Herbology, Pharmacology, Cell Biology and Pharmaceutical Development
Gary L. Firestone, Ph.D.	University of California, Berkeley	Molecular and Cell Biology
Richard Gless, Ph.D.	Arete Therapeutics	Chemical Research Management
Jan Ake Gustafsson, M.D., Ph.D.	The Methodist Hospital Research Institute	Nuclear Receptors and Cell Signaling
Craig Henderson, M.D.	University of California, San Francisco	Breast Cancer
Willa A. Hsueh, M.D.	The Methodist Hospital Research Institute	Nuclear Receptor Regulation
Dale Leitman, M.D., Ph.D.	University of California, Berkeley	Estrogen Receptor Biology
Bert W. O’Malley, M.D.	Baylor College of Medicine	Molecular and Cell Biology, Nuclear Receptor Regulation
Moshe Rosenberg, D.Sc.	University of California, Davis	Microencapsulation Properties of Proteins, Lipids and Carbohydrates
Terry Speed, Ph.D.	University of California, Berkeley	Bioinformatics
Zung Vu Tran, Ph. D.	University of Colorado	Biostatistics and Bioinformatics
Debasish Tripathy, M.D.	University of Southern California	Breast Cancer
Richard Weiner, Ph.D.	University of California, San Francisco	Neuroendocrinology, Cancer

Medical Advisory Board

We have assembled a medical advisory board that includes several prominent clinical and scientific advisors who provide expertise, but except for Mary Tagliaferri are employed elsewhere on a full-time basis, in the areas of women’s health, cancer treatment, and related areas. These individuals provide critical guidance in our planning and execution of clinical trials for our drug candidates. As of March 10, 2011, the board consisted of the following individuals:

Name	Affiliation	Area of Expertise
Mary Cushman, M.D.	University of Vermont	Hematology, Epidemiology
Marco Gambacciani, M.D.	Santa Chiara University Hospital	Menopause
Steven Goldstein, M.D.	New York University	Menopause, Uterine Safety
Deborah Grady, M.D.	University of California, San Francisco	Menopause
James Pickar, M.D.	Columbia University	Menopause
Mary Tagliaferri, M.D., L.Ac.	Bionovo, Inc.	Menopause, Breast Cancer
Debasish Tripathy, M.D.	University of Southern California	Breast Cancer
Wulf H. Utian, M.D.	Executive Director Emeritus and Honorary Founding President of The North American Menopause Society, and Case Western Reserve	Gynecological Endocrinology
Ethan Weiss, M.D.	University of California, San Francisco	Cardiology
Janet Wittes, Ph.D.	Statistics Collaborative, Inc.	Clinical Biostatistics

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

We are a development stage company which commenced operations in 2002, and we are subject to all of the risks associated with having a limited operating history and pursuing the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop our products. We currently conduct research and development to develop women’s health and anticancer drugs. We do not know whether we will be successful in the development of such products. From inception through December 31, 2010, we have a deficit accumulated during the development stage of approximately $73.5 million, and for the twelve months ended December 31, 2010, we experienced a net loss of approximately $17.7 million. Our net loss for fiscal year ended December 31, 2009 was $16.4 million and for the fiscal year ended December 31, 2008 was $16.7 million. Our net loss for the fiscal year ended December 31, 2007 was $12.9 million, and for the fiscal year ended December 31, 2006 was $5.6 million. To date, we have mainly recognized revenues from a technology license, research services, and government grants. On October 15, 2007, we terminated the technology license agreement. We do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none have been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including Menerba and Bezielle, advance our other women’s health and anticancer product candidates into clinical trials, expand our research and development activities, and seek regulatory approvals and eventually engage in commercialization activities in anticipation of potential FDA approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline and we may not be able to continue as a going concern.

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

Our potential products face significant regulatory hurdles prior to marketing which could delay or prevent sales. These regulatory hurdles include both clinical development requirements and chemistry manufacturing and control (CMC) requirements.

Before we obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and human testing that each potential product is safe and effective. We have a number of products moving toward or currently in clinical trials. Failure to show any potential product’s safety and effectiveness would delay or prevent regulatory approval of the product and could adversely affect our business. The clinical trial process is complex and uncertain. The results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a potential product’s safety and effectiveness to the satisfaction of the regulatory authorities. A number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials.

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

In addition, the process development and manufacturing of potential products is subject to extensive government regulation, including by the FDA, DEA and state and other territorial authorities. The FDA administers processes to ensure that marketed products are safe, effective, and consistently uniform, of high quality and marketed only for approved indications. These quality assurance processes are complex and difficult for a new company to implement. Failure to comply with applicable regulatory requirements can result in sanctions up to the suspension of regulatory approval as well as civil and criminal sanctions. A number of companies have suffered significant setbacks in clinical development and in seeking regulatory approvals, despite their best efforts in the development of quality systems.

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

Our strategy for developing and commercializing many of our potential products, including products aimed at large markets, includes entering into collaborations with corporate partners, licensors, licensees and others. These collaborations may provide us with funding and research and development resources for potential products. These agreements also may give our collaborative partners significant discretion when deciding whether or not to pursue any development program. Our collaborations may not be successful.

In addition, our collaborators may develop drugs, either alone or with others, which compete with the types of drugs they currently are developing with us. This could result in less support and increased competition for our programs. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully, our product development under these agreements may be delayed or terminated.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face even greater risks upon any commercialization by us of our product candidates. We have product liability insurance covering our clinical trials at a level appropriate for the industry, which we currently believe is adequate to cover any product liability exposure we may have. Clinical trial and product liability insurance is volatile and may become increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;
•	an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;
•	withdrawal of clinical trial volunteers or patients;
•	damage to our reputation and the reputation of our products, resulting in lower sales;
•	regulatory investigations that could require costly recalls or product modifications;
•	litigation costs; and/or
•	the diversion of management’s attention from managing our business.

Claims relating to any improper handling, storage or disposal of biological and hazardous materials by us could be time-consuming and costly.

Our research and development activities in our Aurora, Colorado and Emeryville, California facilities involve, and our planned manufacturing activities in our Hayward, California facility will involve, the controlled storage, use and disposal of hazardous materials. We are subject to government regulations relating to the use, manufacture, storage, handling and disposal of hazardous materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by applicable laws and regulations, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result or we could be penalized with fines, and any liability could exceed the limits of or fall outside our insurance coverage. We may not be able to maintain insurance on acceptable terms, or at all. Further, we could be required to incur significant costs to comply with current or future environmental laws and regulations.

If we cannot maintain manufacturing arrangements with third parties on acceptable terms, or if these third parties do not perform as agreed, the development or marketing of our product candidates could be delayed or otherwise materially and adversely affected.

We currently rely upon third-party manufacturers to provide significant portions of our supply chain for our drug-product. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, including problems involving:

•	inconsistent production yields;
•	poor quality control and assurance or inadequate process controls; and/or
•	lack of compliance with regulations set forth by the FDA or other foreign regulatory agencies.

These contract manufacturers may not be able to manufacture for us at a cost or in quantities necessary to make them commercially viable. We also have no control over whether third-party manufacturers breach their agreements with us or whether they may terminate or decline to renew agreements with us. To date, our third party manufacturers have met our manufacturing requirements, but we cannot assure you that they will continue to do so. Furthermore, changes in the manufacturing process or procedure, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior FDA review and approval in accordance with the FDA’s current Good Manufacturing Practices, or cGMPs, as well as other applicable regulations. There are comparable foreign requirements. This potential review may be costly and time-consuming and could delay or prevent the launch of a product. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. If we or our contract manufacturers are unable to comply, we or they may be subject to regulatory action, civil actions or penalties. If we are unable to enter into agreements with additional manufacturers on commercially reasonable terms, or if there is a poor manufacturing performance on the part of our third party manufacturers, we may not be able to complete development of, or market, our product candidates.

If we cannot rely on third-party manufacturers, we will be required to incur significant costs and devote significant efforts to establish our own manufacturing facilities and capabilities. We do not have any commercial manufacturing experience, nor do we currently have any commercial manufacturing facilities and we must incur significant costs to develop this expertise. We may encounter difficulties in developing our manufacturing capacity and in manufacturing our products in commercial quantities, including, but not limited to: (i) maintaining product yields; (ii) maintaining quality control and assurance; (iii) providing component and service availability; (iv) maintaining adequate control policies and procedures; and (v) hiring and retaining qualified personnel. Difficulties encountered in developing our manufacturing could have a material adverse effect on our business, financial condition and results of operations. We cannot provide assurance that we will be able to successfully develop commercial manufacturing capacity by ourselves in a timely fashion or on an economically favorable basis.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. In the future if any material weaknesses are identified in our internal control over financial reporting, neither our management nor our independent registered public accounting firm will be able to assert that our internal control over financial reporting or our disclosure controls and procedures are effective, and we could be required to further implement expensive and time-consuming remedial measures. We cannot be certain that any measures we take will ensure that we implement and maintain adequate internal control over financial reporting and that we will remediate any material weaknesses. We have used third-party contractors to maintain effective internal control over financial reporting since 2007. However, if we fail to maintain effective internal control over financial reporting or disclosure controls and procedures, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the Securities and Exchange Commission, or SEC, NASDAQ or other regulatory authorities.

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

Our corporate headquarters are located at a single business park in Emeryville, California. Important documents and records, including copies of our regulatory documents and other records for our product candidates, are located at our facilities and we depend on our facilities for the continued operation of our business. Natural disasters and other catastrophic events, such as wildfires and other fires, earthquakes and extended power interruptions, which have not severely impacted Emeryville businesses in the past, and terrorist attacks, drought or flood, could significantly disrupt our operations and result in additional, unplanned expense. As a small company, we have a limited capability to establish and maintain a comprehensive disaster recovery program. Any significant natural disaster or catastrophic event could delay our development and commercialization efforts. Even though we believe we carry commercially reasonable insurance, we might suffer losses that exceed the coverage available under these insurance policies. In addition, we are not insured against terrorist attacks or earthquakes.

We may be negatively impacted by the effects of climate change.

With respect to the impacts of climate change, we have no means of assessing or determining whether climate change is a known trend likely to come to fruition with a material impact on us. If climate change were to have an impact on our results of operations, the physical impacts of climate change could have an adverse effect on the sourcing of our raw materials. We may be required to pay more for the raw materials and/or move to alternative suppliers in new geographical areas.

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

The pharmaceutical and biotechnology industry is highly competitive. Pharmaceutical and biotechnology companies are under increasing pressure to develop new products, particularly in view of lengthy product development and regulatory timelines, expiration of patent protection and recent setbacks experienced by several products previously approved for marketing. We compete with many companies that are developing therapies for the symptoms of menopause and the treatment of cancer. Several companies are developing products with technologies that are similar to ours. We also face competition in therapies for the symptoms of menopause from over-the-counter (OTC) dietary supplements. Many of our competitors may have greater financial and human resources or more experience in research and development than we have, and they may have established sales, marketing and distribution capabilities. If we or our collaborators receive regulatory approvals for our product candidates, some of our products will compete with well-established, FDA-approved therapies that have generated substantial sales over a number of years. In addition, we will face competition based on many different factors, including the following:

•	the safety and effectiveness of our products;
•	the timing and scope of regulatory approvals for these products;
•	the availability and cost of manufacturing, marketing and sales capabilities;
•	the effectiveness of our or our collaborator’s marketing and sales capabilities;
•	the price of our products;
•	the availability and amount of third-party reimbursement; and
•	the strength of our patent position.

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

Our lead product candidate for the treatment of menopausal symptoms, Menerba, would be expected to compete with postmenopausal hormone replacement therapy which has been the primary treatment of menopausal symptoms such as hot flashes. Leading hormonal agents include Premarin and Prempro by Wyeth Pharmaceuticals, Cenestin, Estradiol (generic) and Medroxy-Progesterone Acetate by Barr Pharmaceuticals, and Ogen, Provera and Estring by Pfizer. In addition, Menerba may be expected to compete with newer generation anti-depressants used to treat hot flash frequency, such as desvenlafaxine by Wyeth, fluoxetine by Eli Lilly and paroxetine by GlaxoSmithKline. The makers of these hormonal agents would compete directly with us relative to Menerba. Menerba may also face competition from over-the-counter dietary supplements.

While we are developing Menerba to minimize many of the risks associated with long-term use of HT that have been observed in recent studies, further clinical testing of this product candidate has yet to be completed. In addition, certain hormone therapies may have advantages relative to Menerba, which may include greater efficacy and lower cost.

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

Our success will depend on our ability to obtain and maintain patents and proprietary rights for our potential products and to avoid infringing on the proprietary rights of others, both in the United States and in foreign countries. Patents may not be issued from any of these applications currently on file, or, if issued, may not provide sufficient protection.

At present, we have 126 patent applications pending in the United States Patent and Trademark Office, as well as in the Patent Cooperation Treaty, the European Patent Office, Japan, and other markets. One patent (US 7482029 B1) for Menerba, entitled “Composition for Treatment of Menopause”, was issued on March 29, 2006. Another patent (US 7700136), for Bezielle, entitled “Scutellaria barbata Extract for the Treatment of Cancer”, was issued on April 20, 2010. Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, they may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe, or circumvent any patents we own or license, and rights we receive under those patents may not provide competitive advantages to us.

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

The manufacture, use, or sale of our potential products may infringe on the patent rights of others. Any litigation to determine the scope and validity of such third party patent rights would be time-consuming and expensive. If we are found to infringe on the patent or intellectual property rights of others, we may be required to pay damages, stop the infringing activity, or obtain licenses covering the patents or other intellectual property in order to use, manufacture, or sell our products. Any required license may not be available to us on acceptable terms or at all. If we succeed in obtaining these licenses, payments under these licenses would reduce any earnings from our products. In addition, some licenses may be non-exclusive and, accordingly, our competitors may have access to the same technology as that which is licensed to us. If we fail to obtain a required license or are unable to alter the design of our product candidates to make the licenses unnecessary, we may be unable to commercialize one or more of them, which could significantly affect our ability to achieve, sustain, or grow our commercial business.

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

Additional clinical and non-clinical trials may be necessary as we progress to a New Drug Application (NDA).

While we have reached agreement with the FDA as to the clinical and non-clinical studies necessary for progression of Menerba to a New Drug Application (NDA), including trial design and size, this is subject to change based on the results of said studies. For example, the FDA has requested an additional 13-week non-clinical toxicology study in rats and dogs, and a 28-day, 20-patient, open label clinical trial to assess tolerance of the higher dose planned, prior to initiation of the Phase 3 studies. We cannot be certain whether or not additional studies might be considered necessary by the FDA once they have reviewed the results, or whether or not the FDA may mandate changes to the other planned studies. Additionally, we cannot be certain whether or not the FDA review process will result in a delay to the initiation of the planned or additional clinical or non-clinical studies.

Risks Related to Our Common Stock

We require substantial additional capital to continue development of our product candidates, which may not be available on commercially acceptable terms. We cannot be certain that funds will be available and, if they are not available, we may not be able to continue as a going concern which may result in actions that could adversely impact our stockholders.

We will require substantial capital resources in order to conduct our operations and develop our therapeutic products, and do not expect that our current cash and cash equivalents will be sufficient to fund our current and planned operations.

Additional financing through grants, strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all. The interest of the public and private equity markets to any proposed financing is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. Additional equity financings, if we obtain them, could result in significant dilution to current shareholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates, or products that we would otherwise seek to develop and commercialize ourselves.

To conserve funds, we may pursue less expensive but higher-risk development paths or suspend some or all development activity. Historically, we have limited our product development activities to the minimum we felt was sufficient to support our development and commercialization goals, in particular, with respect to Menerba. While we successfully completed Phase 2 clinical trials of Menerba without extensive product development experience, we may lack the information and resources necessary to complete product development of Menerba or any of our other products and may be unable to manufacture any of them successfully on a commercially-viable scale. If we are unable to complete our product development, we may be unable to effectively commercialize our products, if approved. Even with the proceeds of the offering completed on February 2, 2011, we may be unable to achieve the commercialization of our intended products.

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

Our securities are currently listed and traded on The NASDAQ Capital Market. To maintain our listing, we must meet NASDAQ’s continued listing standards, including minimum stockholders’ equity, number of stockholders, and bid price. The minimum bid price per share on The NASDAQ Capital Market is $1.00. A failure to meet the continued listing requirement for minimum bid price by a company will be determined to exist only if the deficiency continues for a period of 30 consecutive business days. Upon such failure, NASDAQ will promptly notify the company and it will have a period of 180 calendar days from such notification to achieve compliance. Compliance can be achieved during any compliance period by meeting the $1.00 per share minimum standard for a minimum of 10 consecutive business days during the applicable compliance period.

If a company listed on The NASDAQ Capital Market is not deemed in compliance before the expiration of the 180 day compliance period, it will be afforded an additional 180 day compliance period, provided that on the 180th day of the first compliance period it meets the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The NASDAQ Capital Market (except the bid price requirement) based on such company’s most recent public filings and market information and notifies NASDAQ of its intent to cure this deficiency.

As previously disclosed in our filings with the SEC, on September 15, 2009, we received a letter from The NASDAQ Stock Market stating that we were not in compliance with NASDAQ listing rules because we failed to maintain a minimum bid price of $1.00 per share. NASDAQ granted us a period of 180 calendar days to regain compliance. On March 16, 2010, we received a letter granting us an additional 180 calendar day compliance period.

In August of 2010, we effectuated a 5:1 reverse stock split in order to regain compliance with NASDAQ’s minimum bid price. On September 15, 2010, we received a letter from The NASDAQ Stock Market indicating that we had regained compliance with NASDAQ. However, on March 14, 2011, we received a letter from The NASDAQ Stock Market stating that we were not in compliance with NASDAQ listing rules because we failed to maintain a minimum bid price of $1.00 per share for the last 30 consecutive business days. NASDAQ granted us a period of 180 calendar days to regain compliance. We can provide no assurance that we will be able to regain compliance with NASDAQ’s minimum bid price requirement or comply with the continued listing standards in the future. If we are delisted from The NASDAQ Capital Market, we may not be able to secure listing on other exchanges or quotation systems. If our stock were delisted from The NASDAQ Capital Market, we believe that investors would have significantly less liquidity and more difficulty purchasing and selling shares of our common stock, which could have a material adverse effect on the market price of our common stock.

If our common stock were delisted from The NASDAQ Capital Market and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock were removed from listing with The NASDAQ Capital Market, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock was delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock has been volatile, and fluctuates widely in price in response to various factors which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. During the period from January 1, 2005 to December 31, 2010, the lowest and highest reported trading prices of our common stock on The NASDAQ Capital Market, or for periods before May 29, 2007, as reported on the OTC Bulletin Board, were $0.55 and $34.00 (in each case, as adjusted to reflect the 1-for-5 reverse stock split on August 30, 2010). Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

In August 2010, we implemented a 1-for-5 reverse split of our common stock to address The Nasdaq Capital Market’s continuing listing requirement that our stock price exceed $1.00. Subsequently, we were informed by The Nasdaq Capital Market that we had resolved such continuing listing deficiency. Even though, currently, we are in compliance with The Nasdaq Capital Market continued listing standards, there is no assurance that we will continue to maintain compliance with such standards.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders.

Our officers, directors, and principal stockholders controlled approximately 16% of our outstanding common stock as of December 31, 2010. Following the completion of our public offering on February 2, 2011, our officers, directors, and principal stockholders (including new principal stockholders that acquired common stock and warrants in such offering) controlled approximately 16% of our outstanding stock. This concentration of ownership may not be in the best interests of all our stockholders. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

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

We also are subject to Section 203 of the Delaware General Corporation Law. In general, these provisions prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless the transaction in which the person became an interested stockholder is approved in a manner presented in Section 203 of the Delaware General Corporation Law. Generally, a “business combination” is defined to include mergers, asset sales, and other transactions resulting in financial benefit to a stockholder. In general, an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years did own, 15% or more of a corporation’s voting stock. This statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As of December 31, 2010, we have four effective registration statements registering the resale of up to 37,573,108 shares of our outstanding common stock and shares of common stock issuable upon exercise of warrants. Following the completion of our public offering on February 2, 2011, we have five effective registration statements registering the resale of up to 82,619,908 shares of our common stock and shares of our common stock issuable upon exercise of warrants. As additional shares of our common stock become available for resale in the public market pursuant to that registration statement, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of such shares of common stock may be offered from time to time in the open market and these sales may have a depressive effect on the market for our shares of common stock.

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

In January of 2011, the Company entered into a ten-year, non-cancelable operating lease agreement for a manufacturing facility in Hayward, California, which lease period will commence on April 1, 2011. The Company intends to begin clinical manufacturing operations at the new location in April of 2011. Monthly rental payments of $18,750 will begin on April 1, 2011 and will increase over the ten-year period. The Company will gradually assume greater space between the first year and the fourth year for a total of 51,472 square feet beginning with the fourth year and through the end of the lease.

The Company also maintains laboratory facilities in Aurora, Colorado under a lease that expires in April of 2011.

Item 3. Legal Proceedings

None.

Item 4. Removed and Reserved.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on The NASDAQ Capital Market under the ticker symbol “BNVI.”

The following table sets forth the actual high and low sale prices of our common stock for the periods prior to our 1-for-5 reverse stock split of our outstanding common stock on August 30, 2010:

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	High	Low	High	Low	High	Low
First Quarter	$0.76	$0.38	$0.40	$0.18	$2.15	$1.12
Second Quarter	$0.63	$0.38	$0.95	$0.22	$1.55	$0.76
Third Quarter(1)	$0.46	$0.35	$1.15	$0.36	$1.49	$0.70
Fourth Quarter	—	—	$0.79	$0.34	$0.93	$0.17

(1)	Through August 30, 2010.

The following table sets forth the adjusted high and low sale prices of our common stock, which adjusts the actual high and low sale prices of the previous table (as if our 1-for-5 reverse stock split occurred on January 1, 2008) for comparison purposes to the actual high and low sale prices of our common stock for the periods after our 1-for-5 reverse stock split of our outstanding common stock on August 30, 2010.

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	High	Low	High	Low	High	Low
First Quarter	$3.80	$1.90	$2.00	$0.90	$10.75	$5.60
Second Quarter	$3.15	$1.90	$4.75	$1.10	$7.75	$3.80
Third Quarter	$2.35	$1.03	$5.75	$1.80	$7.45	$3.50
Fourth Quarter	$1.79	$0.88	$3.95	$1.70	$4.65	$0.85

On December 31, 2010, the last reported sales price on The NASDAQ Capital Market for our common stock was $1.12.

Holders

On March 10, 2011, there were 108 stockholders of record of our common stock and the last reported sales price on The NASDAQ Capital Market for our common stock was $0.75. The market for our common stock is highly volatile.

Dividends

We did not repurchase any shares of our equity securities during the year ended December 31, 2010. We have never declared or paid any cash dividends on our common stock and we do not currently intend to pay any cash dividends on our common stock for the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information in Item 11 of this Annual Report.

Stockholder Return Comparison

The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2005 for (i) our common stock, (ii) the Nasdaq composite Market Index (the “NASDAQ Index”) and (iii) The NASDAQ Pharmaceutical Index (the “NASDAQ-Pharmaceutical”). The NASDAQ Index tracks the aggregate price performance of equity securities traded on the NASDAQ. The NASDAQ-Pharmaceutical tracks the aggregate price performance of equity securities of pharmaceutical companies traded on The NASDAQ Index.

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

	For the Years Ended December 31,					Accumulated from February 1, 2002 (Date of inception) to December 31, 2010
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$613	$288	$233	$582	$15	$1,793
Operating expenses:
Research and development	14,642	12,499	11,416	9,938	4,021	54,348
General and administrative	3,526	4,053	6,097	4,284	1,799	21,129
Merger cost	—	—	—	—	—	1,964
Total operating expenses	18,168	16,552	17,513	14,222	5,820	77,441
Loss from operations	(17,555)	(16,264)	(17,280)	(13,640)	(5,805)	(75,648)
Other income (expense):
Change in fair value of warrant liability	(94)	—	—	—	—	737
Interest income	18	84	730	850	261	2,092
Interest expense	(61)	(95)	(129)	(87)	(47)	(521)
Other expense	(39)	(88)	(17)	(21)	(24)	(191)
Total other income (expense)	(176)	(99)	584	742	190	2,117
Loss before income tax	(17,731)	(16,363)	(16,696)	(12,898)	(5,615)	(73,531)
Income tax provision	(1)	(1)	(4)	(3)	(3)	(15)
Net loss	$(17,732)	$(16,364)	$(16,700)	$(12,901)	$(5,618)	$(73,546)
Basic and diluted net loss per common share	$(0.80)	$(0.98)	$(1.09)	$(0.98)	$(0.56)	$(6.74)
Shares used in computing basic and diluted net loss per common share	22,299	16,725	15,271	13,153	9,985	10,908

	Years Ended December 31,					Accumulated from February 1, 2002 (Date of inception) to December 31, 2010
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short term investments	$2,638	$15,934	$13,562	$33,296	$3,055	$2,638
Working capital (deficit)	(1,408)	14,524	12,166	31,271	2,153	(1,408)
Total assets	12,982	24,149	22,504	38,165	4,972	12,982
Long-term obligations	917	217	545	526	301	917
Accumulated deficit	(73,546)	(55,814)	(39,450)	(22,750)	(9,849)	(73,546)
Total shareholders’ equity	6,601	21,896	19,632	34,922	3,496	6,601

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2010 and other documents filed by us from time to time with the Securities and Exchange Commission. Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipeline, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect us under Item 1A, “Risk Factors” above. We do not undertake any obligation to update forward-looking statements.

Overview

Bionovo, Inc. was originally incorporated in California in February of 2002. In March of 2004, it reincorporated in the state of Delaware and in June of 2005 changed its name from Bionovo, Inc. to Bionovo Pharmaceuticals, Inc. On April 6, 2005, Bionovo Pharmaceuticals, Inc. became public through a reverse merger with Lighten Up International, Inc. The Company operated as Lighten Up Enterprises International, Inc. until June 29, 2005 when the Company assumed the name Bionovo, Inc. Bionovo, Inc. is incorporated in the state of Delaware.

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

Reverse Stock Split

In August of 2010, we implemented a 1-for-5 reverse split of our common stock to address The Nasdaq Capital Market’s continuing listing requirement that our stock price exceed $1.00. On September 15, 2010, we were informed by The Nasdaq Capital Market that we had resolved such continuing listing deficiency. As of March 14, 2011, the bid price of our common stock has been below $1.00 per share for over 30 consecutive business days. We can provide no assurance that we will be able to regain compliance with NASDAQ’s minimum bid price requirement or comply with the continued listing standards in the future.

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

Our lead drug candidate, MenerbaTM (formerly MF-101), represents a new class of receptor sub-type selective estrogen receptor modulator (“SERM”), for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed Menerba to selectively modulate estrogen receptor beta (“ER§”) and we believe it could provide a safe and effective alternative to existing Food and Drug Administration (“FDA”) approved therapies that have been observed to pose a significant risk to women for developing breast cancer, stroke, cardiovascular disease, blood clots and other serious diseases. In preclinical studies, Menerba does not lead to tumor formation in either breast or uterine tissues and it does not increase the risk for clotting. This characteristic, if confirmed in clinical testing, would differentiate Menerba from some existing therapies and other hormone-based therapies in clinical development. We announced the results in 2007 of our completed, multicenter, randomized, double-blinded, placebo-controlled Phase 2 trial, involving 217 women, which showed the higher of two Menerba doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes after 12 weeks of treatment. In addition, treatment with the higher dose of Menerba led to a statistically significant reduction in nighttime awakenings when compared to placebo, which represents superior efficacy to existing non-hormonal therapies in development. We are seeking FDA approval to conduct further clinical testing at multiple clinical sites in the U.S. We believe that Menerba’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (“HT”) and other therapies under development and testing.

Although we are focusing our resources primarily on the development of Menerba, we have a diverse pipeline of additional clinical and preclinical drug candidates in both women’s health and cancer, which we may pursue if additional funding becomes available. As part of our pipeline, we are developing BezielleTM, an oral anticancer agent for advanced breast cancer. Unlike most other anticancer drugs and drug candidates, which try to control cancer through genomic and proteomic signaling pathways, Bezielle is designed to take advantage of a unique metabolism of cancer cells, with a well-characterized mechanism of action which leads to very selective tumor cell DNA damage and the death of cancer cells, without lasting harm to normal cells. This is accomplished by Bezielle’s secondary inhibition of glycolysis, a metabolic pathway on which cancer cells rely for energy production. Glycolysis inhibition leads to energy collapse in the cells and results in death of cancer cells. Since normal cells do not rely for the most part on glycolysis for energy production, they are not killed by Bezielle. Based on our clinical and pre-clinical studies, we believe that Bezielle may have a preferential effect on hormone-independent cancers, a subset with few treatment options. To date, 48 women with metastatic breast cancer have been treated with Bezielle in two separate Phase 1 clinical trials. As predicted by the mechanism of action, Bezielle had very limited toxicities with an extremely favorable tolerability profile. Moreover, Bezielle showed encouraging clinical activity among a cohort of women with metastatic breast cancer who had been heavily pretreated with other regimens. A Phase 2 trial has been approved by the FDA and the institutional review boards (“IRBs”) at several prestigious breast cancer clinical sites in the U.S. We will need to obtain additional funding to commence this open-label, non-randomized trial in 80 women diagnosed with metastatic breast cancer who have failed no more than two prior chemotherapy regimens. We believe that Bezielle’s novel mechanism of action and favorable tolerability profile could lead to preferential use over existing drugs in the treatment of advanced breast cancer, and potentially in the broader, adjuvant care of breast cancer. We also plan to evaluate Bezielle for the treatment of other forms of cancer, including pancreatic cancer and adjuvant use in breast cancer. We have also prepared an investigational new drug, or IND, application and plan to initiate a Phase 1 trial for our second women’s health drug candidate, SealaTM (formerly VG101), for the treatment of post-menopausal vulvar and vaginal atrophy, or “vaginal dryness.” We have identified or begun preclinical work on other drug candidates for a variety of indications within women’s health and cancer. We have internally discovered and developed all of our drug candidates using our proprietary biological and chemical techniques.

Our drug development process utilizes botanical sources, used in Traditional Chinese Medicine, believed to produce biologically active compounds. We apply our clinical knowledge, experience with natural compounds and knowledge of proper scientific screening tools to isolate and purify botanical compounds and extracts for pharmaceutical development. In June 2004, the FDA released a document to provide drug developers with guidance on the development of botanical drugs. This guidance states that applicants may submit reduced documentation of nonclinical (preclinical) safety to support an investigational new drug application for initial clinical studies of botanicals that have been legally marketed in the U.S. and/or a foreign country as dietary supplements without raising any known safety concerns. The first botanical extract drug developed pursuant to these guidelines was approved by the FDA in October 2006. To date, all of our drug candidates are derived from botanical extracts and are being developed by following this FDA guidance. In addition, we have identified active chemical components underpinning the mechanism of action for all of our drug candidates, and in some cases, we have developed synthetic methods of production.

We expect to continue to incur significant operating losses over the next few years, and do not expect to generate profits until and unless Menerba or one of our other drug candidates has been approved and is being marketed with commercial partners. As of December 31, 2010, we had an accumulated deficit of $73.5 million. Historically, we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments.

We will need to raise and are pursuing additional funds through grants, strategic collaborations, public or private equity or debt financing, or other funding sources. This funding may not be available on acceptable terms, or at all, and may be dilutive to shareholder interests.

Development Stage Company

We have not generated any significant revenue since inception. The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed for a development stage enterprise (“DSE”). Although we have recognized some nominal amount of revenue, we still believe we are devoting, substantially, all our efforts on developing the business and, therefore, still qualify as a DSE.

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

Revenue on government contracts is recognized on a qualified cost reimbursement basis. Revenue from grants received on a refundable tax credit basis is recognized when awarded.

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

Warrant Liability

In October of 2010, we issued warrants to purchase our common shares in connection with a registered direct offering. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrant agreement that provides the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the “Black-Scholes Model”) value, in the event of a change in control of the Company. The fair value of the warrant liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in “Change in fair value of warrant liability” line item under other income (expense) in the consolidated statements of operations.

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

Income Tax

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of December 31, 2010, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

We generated net losses since inception through the year ended December 31, 2010, and accordingly did not record a provision for federal income taxes. Deferred tax assets of $28.8 million as of December 31, 2010 were primarily comprised of federal and state tax net operating loss, or NOL, carryforwards. Due to uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carry-forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

Due to the financing that occurred in February of 2011, management believes a change in control has occurred according to Section 382 and 383 of the Internal Revenue Code. Therefore, utilization of the Company’s net operating loss would be limited beginning in 2011.

Research and Development Activities

Research and development costs are charged to expense when incurred. The major components of research and development costs include clinical manufacturing costs, pre-clinical and clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, share-based compensation expense, supplies and materials, and facilities costs.

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites and clinical research organizations. In the normal course of business, we contract with third parties to perform various clinical trial activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

During the years ended December 31, 2010, 2009 and 2008, we incurred research and development expenses of $14.6 million, $12.5 million and $11.4 million, respectively. We expect that research and development expenses will continue to increase as we continue our development of Menerba, Bezielle and other drug candidates.

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

Results of Operations

Results of Operations for the Years Ended December 31, 2010, 2009, and 2008

Revenue

	Years Ended December 31,			% Increase (Decrease)
	2010	2009	2008	2009 to 2010	2008 to 2009
	(in thousands)
Government grants	$599	$233	$233	157%	0%
Service revenue	14	55	—	-75%	*
Total revenue	$613	$288	$233	113%	24%

Revenue over the fiscal years 2010, 2009 and 2008 consist primarily of licensing fees and proceeds from US government grants. In 2010, the National Institutes of Health (“NIH”) awarded the Company a grant for approximately $174,000 for one year, of which we recognized $109,000 in revenue during the twelve months ended December 31, 2010. In addition, in November of 2010, we received notification from the Internal Revenue Service that two of our projects, Menerba and Bezielle, were approved for funding at the maximum level under the Qualifying Therapeutic Discovery Project Credit (“QTDP”) program. The amount granted to us under the program is approximately $489,000 and the full amount was recognized in revenue in 2010.

We recognized $233,000 in revenue in both 2009 and 2008 under an NIH grant that expired in 2009. We also recognized revenue of $14,000 and $55,000 for research services provided to one client in 2010 and 2009, respectively.

Research and Development Expenses

	Years Ended December 31,			% Increase (Decrease)
	2010	2009	2008	2009 to 2010	2008 to 2009
	(in thousands)
Research and development expenses	$14,642	$12,499	$11,416	17%	9%

Research and development (R&D) expenses reflect costs for the development of drugs and include salaries, contractor and consultant fees and other support costs, including employee share-based compensation expense. R&D expenses were $14.6 million in 2010 compared with $12.5 million in 2009. The increase of $2.1 million represents our continued allocation of resources to support the Menerba project and officer and employee performance bonuses of approximately $0.5 for 2010 compared with no bonuses paid for 2009.

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

General and Administrative Expenses

	Years Ended December 31,			% Increase (Decrease)
	2010	2009	2008	2009 to 2010	2008 to 2009
	(in thousands)
General and administrative expense	$3,526	$4,053	$6,097	-13%	-34%

General and administrative (G&A) expense includes personnel costs for finance, administration, information systems, and public relations related to our drug development and clinical trials, participation in conventions and tradeshows, website related expenses, facilities expenses, professional fees, legal expenses, and other administrative costs. We do not currently have any dedicated sales support or personnel. G&A expenses were $3.5 million in 2010 compared with $4.1 million in 2009. The decrease of $0.6 million in G&A expenses for the twelve months ended December 31, 2010 compared with the same period of 2009 is due to approximately $0.2 million reduction in employee-related costs resulting from headcount reductions in 2009 and approximately $0.5 million reduction in legal costs primarily due to the resolution of a legal matter in 2009 as disclosed on our 2009 Form 10-K. The reductions in expense were partially offset by approximately $0.1 million in officer and employee performance bonuses for 2010 compared with no bonuses paid for 2009.

G&A expenses were $4.1 million in 2009 compared with $6.1 million in 2008. The $2.0 million decrease in G&A expenses in 2009 compared to 2008 was primarily due to decreases in G&A related depreciation, facilities and information technology expenses caused by a decrease in the proportion of office to laboratory space as compared with our old location and the implementation of cost reduction initiatives to preserve our cash position.

Other Income (Expense)

	Years Ended December 31,			% Increase (Decrease)
	2010	2009	2008	2009 to 2010	2008 to 2009
	(in thousands)
Change in fair value of warrant liability	$(94)	$—	$—	*	*
Interest income	18	84	730	-79%	-88%
Interest expense	(61)	(95)	(129)	-36%	-26%
Other expense, net	(39)	(88)	(17)	-56%	418%
Total other income (expense)	$(176)	$(99)	$584	78%	-117%

The change in fair value of warrant liability in 2010 is due to the remeasurement of our warrant liability at December 31, 2010. We did not have any warrant liabilities in 2009 or 2008.

Interest income is derived from cash balances and short term investments. The decreases in interest income in 2010 and 2009 as compared with the preceding years is due to our lower investment balances combined with low rates of return consistent with general market conditions. Interest expense includes interest expense from capital lease agreements for our laboratory equipment and two notes payable to finance $0.2 million of leasehold improvements made in 2009. The decrease in other expense from 2010 to 2009 and related increase from 2008 to 2009 is primarily due to approximately $91,000 in loss on fixed asset disposal in 2009 associated with the move to our new offices.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on leasing and public and private financing to fund our operations.

As of December 31, 2010 we had cash and cash equivalents of $2.6 million compared to $15.9 million in cash, cash equivalents and short-term investments at December 31, 2009. This decrease in cash, cash equivalents, and short term investments for the year ended December 31, 2010 is primarily due to net cash used in operating activities of $14.2 million, $1.8 million in expenditures for capital assets and patent costs, and $0.9 million for payments on our capital lease agreements and notes payable, partially offset by net proceeds of approximately $2.5 million from financing transaction in October 2010 and $1.2 million in net proceeds on a sale-leaseback transaction.

Net cash provided by investing activities was approximately $12.4 million in 2010 as compared with net cash used by investing activities of $3.9 million in 2009. The difference in activity is due to the use of proceeds from investments to fund operations in 2010. Net cash used by investing activities was $3.9 million for the year ended December 31, 2009 compared to net cash used in investing activities of $9.1 million for the year ended December 31, 2008. The decrease of $5.2 million was due to $2.6 million decrease in capital expenditures combined with $2.5 million decrease in cash used in short-term investment activities. The decrease in capital expenditures in 2009 was primarily due to leasehold improvement expenditures in 2008 in preparation for the move to our new headquarters (completed in January 2009).

Net cash provided by financing activities in 2010 was $1.6 million compared with $16.8 million in 2009. The decrease is due to the financing transaction completed in 2009 resulting in net proceeds of approximately $17.4 million, whereas the financing transaction completed in 2010 resulted in net proceeds of approximately

$2.5 million. Net cash provided by financing activities in 2009 was $16.8 million compared with net cash used by financing activities of $0.9 million in 2008 due to our public offering completed in October of 2009.

Financing Transactions

On July 6, 2010, we entered into a common stock purchase agreement (“Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company, which provides that, upon the terms and subject to the conditions and limitations set forth therein Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our shares of common stock over the term of the Purchase Agreement. As of December 31, 2010, there have been no sales of common stock to Aspire Capital under the Purchase Agreement.

On October 6, 2010, we completed a registered direct offering through the sale of common stock and warrants. We sold a total of 2,727,270 shares of common stock, at a price of $1.10 per share and issued 2,045,451 warrants to purchase shares of common stock. The warrants are exercisable six months after issuance at $1.64 per share and will expire five years from the date of issuance. The warrants contain a provision that provides the warrant holders with an option to require us to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the “Black-Scholes Model”) value, in the event of a change in control of the Company. The shares of common stock and warrants were immediately separable and issued separately. The offering produced $3.0 million in gross proceeds and approximately $2.5 million in net proceeds after placement agent fees, legal and other costs associated with the transaction.

On February 2, 2011, the Company completed an underwritten public offering and issued 30,031,200 shares of its common stock and 15,015,600 warrants at a price of $1.00 per unit, with each unit including one share of common stock and a warrant to purchase one half of one share of our common stock. The warrants are exercisable any time after the closing date and will expire five years from the date of issuance. The warrants contain a provision that provides the warrant holders with an option to require us to purchase their warrants for cash in an amount equal to their Black-Scholes Model value, in the event of a change in control of the Company. The offering produced approximately $27.4 million, net of financing costs. The Company believes that, as a result of this, it currently has sufficient cash and financing commitments to meet its funding requirements for at least the next twelve months.

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

As of December 31, 2010, we had an accumulated deficit of $73.5 million, working capital deficit of $1.4 million, and total shareholders’ equity of $6.6 million.

Notes Payable

In connection with the move to our new headquarters, we financed leasehold improvements under two notes payable with the lessor of the building. The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018. The second note of $104,000 bears interest at 9.5% and is payable in 24 monthly payments of interest and principal amounting to approximately $5,000 beginning August 1, 2009 and continuing to July 1, 2011. The future minimum payments as of December 31, 2010 are as follows (in thousands):

Notes Payable
2011	$49
2012	16
2013	16
2014	16
2015	16
Thereafter	47
Total minimum payments	$160
Less: Amount representing interest	(39)
Present value of minimum payments	$121
Less: Current portion	(40)
Non-current portion of notes payable	$81

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at December 31, 2010 are disclosed in the following table (in thousands).

	Total	2011	2012	2013	2014	2015	2016 and beyond
Operating lease obligations	$16,672	$1,905	$1,927	$1,985	$2,045	$2,106	$6,704
Notes payable	160	49	16	16	16	16	47
Capital lease obligations	1,999	1,138	861	—	—	—	—
Total contractual commitments	$18,831	$3,092	$2,804	$2,001	$2,061	$2,122	$6,751

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC 820, related to the disclosures about an entity’s use of fair value measurements. This update requires entities to provide enhanced disclosures about transfers into and out of the Level 1(fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for interim and annual reporting periods beginning after December 15, 2009. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this new standard did not have a material impact to our consolidated financial statements.

Off-Balance Sheet Financings and Liabilities

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Subsequent Events

Manufacturing Facility

In January of 2011, the Company entered into a ten-year, non-cancelable operating lease agreement for a manufacturing facility in Hayward, California. The lease begins April 1, 2011, at which time the Company intends to begin clinical manufacturing operations at the new location. Monthly rental payments of $18,750 will begin on April 1, 2011 and will increase over the ten-year period. The Company will gradually assume greater space between the first year and the fourth year for a total of 51,472 square feet beginning with the fourth year and through the end of the lease.

Issuance of Stock Options

On March 4, 2011, the Board of Directors, on the recommendation of its compensation committee, approved a company-wide grant to employees of approximately 6.3 million options to purchase common shares at $0.79 per share. The purpose of the grant was to improve the level of employee ownership in the Company. All options were granted subject to shareholder approval of a commensurate increase in the number of shares available for the grant of options under the Company’s existing share option plan.

NASDAQ Notice

On March 14, 2011, we received a letter from The NASDAQ Stock Market stating that we were not in compliance with NASDAQ listing rules because we failed to maintain a minimum bid price of $1.00 per share for the last 30 consecutive business days. NASDAQ granted us a period of 180 calendar days to regain compliance.

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

As of December 31, 2010, we had cash and cash equivalents of $2.6 million. Net proceeds from our financing transaction in February of 2011 will be primarily held in highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines in interest rates over time will however, reduce our interest income from short-term investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Bionovo, Inc.

We have audited the accompanying consolidated balance sheets of Bionovo, Inc., a development stage company, as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2010, 2009, 2008 and the period from inception (February 1, 2002) to December 31, 2010. Bionovo, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bionovo, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010, 2009, 2008 and the period from inception (February 1, 2002) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, Bionovo, Inc. completed an equity financing transaction on February 2, 2011. The transaction provided proceeds of $27.4 million, net of financing costs.

As discussed in Note 1 to the consolidated financial statements, Bionovo, Inc. completed a reverse split of its common stock at a ratio of one-for-five effective August 31, 2010.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP
San Francisco, California

March 15, 2011

Bionovo, Inc.
(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2010	2009
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,638	$2,799
Short-term investments	—	13,135
Receivables	49	251
Prepaid expenses	973	214
Other current assets	396	161
Total current assets	4,056	16,560
Property and equipment, net	6,647	6,197
Patents pending, net	1,259	822
Other assets	1,020	570
Total assets	$12,982	$24,149
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$655	$311
Accrued compensation and benefits	901	367
Current portion of capital lease obligations	1,055	476
Current portion of notes payable	40	59
Warrant liability	1,843	—
Other current liabilities	970	823
Total current liabilities	5,464	2,036
Non-current portion of capital lease obligations	836	96
Non-current portion of notes payable	81	121
Total liabilities	6,381	2,253
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 340,000,000 shares authorized, 24,530,112 and 21,503,738 shares outstanding at December 31, 2010 and 2009, respectively	2	2
Additional paid-in capital	80,145	77,713
Accumulated other comprehensive income (loss)	—	(5)
Accumulated deficit	(73,546)	(55,814)
Total shareholders’ equity	6,601	21,896
Total liabilities and shareholders’ equity	$12,982	$24,149

See accompanying notes to these consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)

Consolidated Statements of Operations

	For the Years Ended December 31,			Accumulated from February 1, 2002 (Date of inception) to December 31, 2010
	2010	2009	2008
	(in thousands, except per share data)
Revenue	$613	$288	$233	$1,793
Operating expenses:
Research and development	14,642	12,499	11,416	54,348
General and administrative	3,526	4,053	6,097	21,129
Merger cost	—	—	—	1,964
Total operating expenses	18,168	16,552	17,513	77,441
Loss from operations	(17,555)	(16,264)	(17,280)	(75,648)
Other income (expense):
Change in fair value of warrant liability	(94)	—	—	737
Interest income	18	84	730	2,092
Interest expense	(61)	(95)	(129)	(521)
Other expense, net	(39)	(88)	(17)	(191)
Total other income (expense)	(176)	(99)	584	2,117
Loss before income tax	(17,731)	(16,363)	(16,696)	(73,531)
Income tax provision	(1)	(1)	(4)	(15)
Net loss	$(17,732)	$(16,364)	$(16,700)	$(73,546)
Basic and diluted net loss per common share	$(0.80)	$(0.98)	$(1.09)	$(6.74)
Shares used in computing basic and diluted net loss per share	22,299	16,725	15,271	10,908

See accompanying notes to these consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flow

	For the Years Ended December 31,			Accumulated from February 1, 2002 (Date of inception) to December 31, 2010
	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net loss	$(17,732)	$(16,364)	$(16,700)	$(73,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,782	1,578	1,076	5,462
Stock-based compensation expense	1,103	1,186	1,371	5,571
Amortization and accretion of investments	128	79	67	269
Non-cash compensation for warrants issued	—	—	—	1,964
Amortization of note discount	—	—	—	139
Amortization of deferred stock compensation	—	—	—	16
Change in fair value of warrant liability	94	—	—	(737)
Loss on disposal of property and equipment	35	91	2	148
Noncash adjustment to available-for-sale securities	2	(1)	—	1
Changes in assets and liabilities:
Receivables	202	(125)	160	(49)
Prepaid expenses and other current assets	(394)	430	(400)	(769)
Deposits and other non-current assets	(453)	(75)	(467)	(990)
Accounts payable	344	(210)	221	655
Accrued compensation and benefits	534	(89)	8	901
Other accrued liabilities	147	155	(593)	970
Net cash used in operating activities	(14,208)	(13,345)	(15,255)	(59,995)
Cash flows from investing activities:
Capital expenditures	(1,251)	(629)	(3,211)	(7,847)
Proceeds from sale-leaseback transaction	1,205	—	—	1,205
Acquisition of intangible assets	(516)	(299)	(362)	(1,482)
Proceeds from sales and maturities of investments	13,930	10,235	10,520	41,424
Purchases of available-for-sale securities	(920)	(13,185)	(16,036)	(41,692)
Net cash provided by (used in) investing activities	12,448	(3,878)	(9,089)	(8,392)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	2,478	17,351	—	69,563
Payments under capital lease obligations	(820)	(695)	(876)	(3,318)
Payments under notes payable	(59)	(24)	—	(83)
Proceeds from exercise of warrants and options	—	120	18	5,000
Payments of convertible notes payable	—	—	—	(50)
Payments for financing costs for convertible notes	—	—	—	(87)
Net cash provided by (used in) financing activities	1,599	16,752	(858)	71,025
Net (decrease) increase in cash and cash equivalents	(161)	(471)	(25,202)	2,638
Cash and cash equivalents at the beginning of the period	2,799	3,270	28,472	—
Cash and cash equivalents at the end of the period	$2,638	$2,799	$3,270	$2,638

See accompanying notes to these consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit Development Stage	Total Sharesholders’ Equity
	Number of Shares	Par
	(in thousands)
Balance at inception (February 1, 2002) – Adjusted to reflect effect of stock split on August 31, 2010, June 17, 2004 and March 4, 2004, and reverse merger on April 6, 2005	4,080	$0.4	$(0.4)	$—	$—	$0
Balances at December 31, 2002	4,080	0.4	(0.4)	—	—	0
Comprehensive loss:
Net loss	—	—	—	—	(56)	(56)
Balances at December 31, 2003	4,080	0.4	(0.4)	—	(56)	(56)
Noncash compensation expense for options issued	—	—	30		—	30
Net loss	—	—	—	—	(538)	(538)
Balances at December 31, 2004	4,080	0.4	30	—	(594)	(564.0)
Issuance of shares for reverse merger	800	0.1	—	—	—	0.1
Issuance of common stock for funds received by private placement net of financing cost	4,093	0.4	9,932	—	—	9,932.4
Issuance of common stock for conversion on notes payable	250	—	462	—	—	462.0
Amortization of deferred stock compensation	—	—	16	—	—	16.0
Net loss	—	—	—	—	(3,637)	(3,637.0)
Balances at December 31, 2005	9,223	0.9	10,440	—	(4,231)	6,209.5
Issuance of common stock for exercise of warrants	1,005	0.1	2,304	—	—	2,304.1
Issuance of common stock for services	40	—	165	—	—	165.0
Amortization of deferred stock compensation	—	—	—	—	—	—
Stock-based compensation	—	—	435	—	—	435.0
Net loss	—	—	—	—	(5,618)	(5,618.0)
Balances at December 31, 2006	10,268	1	13,344	—	(9,849)	3,496
Comprehensive loss:
Net loss				—	(12,901)	(12,901)
Change in net unrealized gain on available for sale investments				4	—	4
Total comprehensive loss						(12,897)
Issuance of common stock from private placement, net of financing cost	2,104	0.2	14,506	—	—	14,506
Issuance of common stock from public financing, net of financing cost	2,000	0.2	23,675	—	—	23,675
Issuance of common stock upon exercise of warrants	822	0.1	4,537	—	—	4,537
Issuance of common stock upon exercise of stock options	75	—	325	—	—	325
Stock-based compensation related to issuance of stock option grants	—	—	1,280	—	—	1,280
Balances at December 31, 2007	15,269	1.5	57,667	4	(22,750)	34,922

See accompanying notes to these consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity — (continued)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit Development Stage	Total Sharesholders’ Equity
	Number of Shares	Par
	(in thousands)
Balances at December 31, 2007	15,269	1.5	57,667	4	(22,750)	34,922
Comprehensive loss:
Net loss	—	—	—	—	(16,700)	(16,700)
Change in net unrealized gain on available for sale investments	—	—	—	20	—	20
Total comprehensive loss	—	—	—	—	—	(16,680)
Issuance of common stock upon exercise of stock options	4	—	18	—	—	18
Stock-based compensation related to issuance of stock option grants	—	—	1,371	—	—	1,371
Balances at December 31, 2008	15,273	1.5	59,056	24	(39,450)	19,631
Comprehensive loss:
Net loss	—	—	—	—	(16,364)	(16,364)
Change in net unrealized gain on available for sale investments	—	—	—	(29)	—	(29)
Total comprehensive loss	—	—	—	—	—	(16,393)
Issuance of common stock upon exercise of warrants	44	—	120	—	—	120
Issuance of common stock from public financing, net of financing cost	6,187	0.6	17,351	—	—	17,352
Stock-based compensation related to issuance of stock option grants	—	—	1,186	—	—	1,186
Balances at December 31, 2009	21,504	2.1	77,713	(5)	(55,814)	21,896
Comprehensive loss:
Net loss	—	—	—	—	(17,732)	(17,732)
Change in net unrealized gain on available for sale investments	—	—	—	5	—	5
Total comprehensive loss	—	—	—	—	—	(17,727)
Issuance of restricted shares	20	—	—	—	—	—
Issuance of commitment shares	279	—	600	—	—	600
Issuance of common stock from public financing, net of financing cost	2,727	0.3	2,478	—	—	2,478
Initial valuation of warrant liability	—	—	(1,749)	—	—	(1,749)
Stock-based compensation related to issuance of stock option grants	—	—	1,103	—	—	1,103
Balances at December 31, 2010	24,530	$2	$80,145	$—	$(73,546)	$6,601

See accompanying notes to these consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

1. BUSINESS AND ORGANIZATION

Formation of the Company

Bionovo, Inc. was originally incorporated in California in February of 2002. In March of 2004, it reincorporated in the state of Delaware and in June of 2005 changed its name from Bionovo, Inc. to Bionovo Pharmaceuticals, Inc. On April 6, 2005, Bionovo Pharmaceuticals, Inc. became public through a reverse merger with Lighten Up International, Inc. The Company operated as Lighten Up Enterprises International, Inc. until June 29, 2005 when the Company assumed the name Bionovo, Inc. Bionovo, Inc. is incorporated in the state of Delaware and was made public through a reverse merger transaction between Bionovo Biopharmaceuticals, Inc. and Lighten Up Enterprises International, Inc. on April 6, 2005.

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

Reverse Stock Split

On August 27, 2010, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of its common stock at a ratio of one-for-five. The reverse stock split was effective at the close of business on August 31, 2010. All fractional shares created by the reverse stock split were rounded up to the nearest whole share. All historical share and per share amounts have been adjusted to reflect the reverse stock split. The accompanying consolidated financial statements have been retroactively restated to reflect the reverse stock split.

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

Liquidity

The Company has sustained recurring losses and negative cash flows from operations. At December 31, 2010, the Company had an accumulated deficit of $73.5 million, working capital deficit of $1.4 million and total shareholders’ equity of $6.6 million. Over the past years, the Company has been funded through a combination of private equity, government grants, debt, lease financing and public offerings. As of December 31, 2010, the Company had $2.6 million in cash and cash equivalents and $0 in short-term investments.

The Company has experienced and continues to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment.

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

On February 2, 2011, the Company completed an underwritten public offering and issued 30,031,200 shares of its common stock and 15,015,600 warrants at a price of $1.00 per unit, with each unit including one share of common stock and a warrant to purchase one half of one share of Bionovo, Inc. common stock. The warrants are exercisable any time after the closing date and will expire five years from the date of issuance. The offering produced approximately $27.4 million, net of financing costs. The Company believes that, as a result of this transaction, it currently has sufficient cash and financing commitments to meet its funding requirements for at least the next twelve months.

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

Certain reclassifications of prior period amounts have been made to our consolidated financial statements to conform to the current period presentation, including a reclassification of approximately $9,000 between common stock and additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 2009 in order to adjust for the effect of our reverse stock split effective August 31, 2010.

Cash, Cash Equivalents and Short-Term Investments

As part of our cash management program, the Company maintains a portfolio of marketable investment securities. The securities are investment grade and generally mature within one year and may include tax exempt securities, and certificates of deposit. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Office and laboratory equipment	3 to 5 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement
Leased equipment	Term of lease agreement

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Office and lab equipment	$8,030	$5,967
Leasehold improvements	3,368	3,359
Computer equipment and software	283	266
	11,681	9,592
Less: accumulated depreciation	(5,034)	(3,395)
Property and equipment, net	$6,647	$6,197

Leasehold improvements include $0.2 million in gross assets acquired under two notes payable with the lessor of the Company’s headquarters (see Note 6, “Notes Payable” for further details). Office and lab equipment include gross assets acquired under capital leases of approximately $3.8 million and $1.6 million as of December 31, 2010 and 2009, respectively. Amortization of assets under capital leases is included in depreciation expense. For the years ended December 31, 2010, 2009 and 2008, the Company recorded depreciation expense of approximately $1.7 million, $1.5 million and $1.0 million, respectively.

Assets Held under Capital Leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Intangible assets — Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. The Company has capitalized $1.4 million in patent licensing costs as of December 31, 2010. Amortization expense charged to operations was approximately $82,000 for 2010, $55,000 for 2009 and $33,000 for 2008.

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Revenue from technology licenses or other payments under collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. Revenue on government contracts is recognized on a qualified cost reimbursement basis and in 2010, the Company recognized approximately $109,000 in revenue from grants awarded by the National Institutes of Health. Revenue from grants received on a refundable tax credit basis is recognized when awarded.

In fiscal year 2009, the Company began performing limited research services for one customer and for the years ended December 31, 2010 and 2009 recognized approximately $14,000 and $55,000, respectively, in related revenue. Prior to 2009, only revenue from technology licenses and grant proceeds had been received.

In November of 2010, we received notification from the Internal Revenue Service that two of our projects, Menerba and Bezielle, were approved for funding at the maximum level under the Qualifying Therapeutic Discovery Project Credit (“QTDP”) program. The amount granted to us under the program is approximately $489,000 and the full amount was recognized in revenue in 2010.

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

Basic and Diluted Loss per Share

In accordance with FASB Accounting Standards Codification 260, Earnings per Share Topic, the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

	December 31,
	2010	2009	2008
Options to purchase common stock	1,246	1,022	1,043
Options to purchase common stock – outside plan	21	21	21
Warrants to purchase common stock	10,429	8,649	2,093
Potential equivalent shares excluded	11,696	9,692	3,157

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income, which for us is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity (deficit). Comprehensive loss and its components are as follows (in thousands):

	December 31,
	2010	2009	2008
Net loss	$(17,732)	$(16,364)	$(16,700)
Changes in unrealized gain (loss) on securities available-for-sale	5	(29)	20
Comprehensive loss	$(17,727)	$(16,393)	$(16,680)

Other Current Liabilities

Other current liabilities include the following as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Accrued clinical trial expenses	$7	$12
Accrued consulting fees	150	29
Accrued legal fees	168	191
Deferred rent	424	286
Other current liabilities	221	305
Total other current liabilities	$970	$823

Warrant Liability

In October of 2010, we issued warrants to purchase Bionovo’s common shares in connection with a registered direct offering. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrant agreement that provides the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the “Black-Scholes Model”) value, in the event of a change in control of the Company. The fair value of the warrant liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in “Change in fair value of warrant liability” line item under other income (expense) in the consolidated statements of operations.

Income Taxes

The Company accounts for its income taxes based on the FASB Accounting Standards Codification 740, Income Taxes Topic which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company has no material uncertain tax positions.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC 820, related to the disclosures about an entity’s use of fair value measurements. This update requires entities to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for interim and annual reporting periods beginning after December 15, 2009. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this new standard did not have a material impact to our consolidated financial statements.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of cash, cash equivalents, and available-for-sale securities at December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$445	$—	$—	$445
Money market funds	562	—	—	562
US govt. agency obligations	1,631	—	—	1,631
Total cash and cash equivalents	$2,638	$—	$—	$2,638

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

3. CASH, CASH EQUIVALENTS AND INVESTMENTS  – (continued)

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

As of December 31, 2010 and 2009, unrealized losses of $0 and approximately $5,000 were included in accumulated other comprehensive income in the accompanying consolidated balance sheets, respectively.

4. FAIR VALUE

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$562	$562	$—	$—
US government agencies	1,631	—	1,631	—
Total	$2,193	$562	$1,631	$—

December 31, 2009	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1,073	$1,073	$—	$—
US government agencies	7,807	—	7,807	—
US corporate debt	6,930	—	6,930	—
Total	$15,810	$1,073	$14,737	$—

Financial liabilities carried at fair value as of December 31, 2010 were classified as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$1,843	$—	$—	$1,843

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

4. FAIR VALUE  – (continued)

As discussed in Note 2, “Summary of Significant Accounting Policies,” the fair value of the warrant liability was initially recorded on the grant date and remeasured at December 31, 2010 using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liability was estimated using the following range of assumptions at December 31, 2010 and October 7, 2010 (the date of grant):

	December 31, 2010	October 7, 2010
Expected volatility	126%	125%
Risk-free interest rate	1.91%	1.16%
Expected life	4.8 years	5.0 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the twelve month period ended December 31, 2010 (in thousands):

Balance at December 31, 2009	$—
Initial fair value of warrants issued in October 2010	1,749
Net increase in fair value of warrant liability on remeasurment	94
Balance at December 31, 2010	$1,843

The net increase in the estimated fair value of the warrant liability was recognized as expense under other income (expense) in the consolidated statements of operations.

5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table shows supplemental cash flows for the years ended December 31, 2010, 2009 and 2008 and inception to date from February 1, 2002 through December 31, 2010 (in thousands).

	For the Years Ended December 31,			Accumulated from February 1, 2002 (Date of inception) to December 31, 2010
	2010	2009	2008
	(in thousands)
Cash paid during the year for:
Interest paid	$63	$89	$128	$508
Income taxes paid	1	1	4	14
Supplemental disclosure of non-cash investing and financing:
Non-cash warrant expense for warrants issued	$—	$—	$—	$1,964
Adjustment in warrant liability	94	—	—	7,125
Conversion of notes payable to common stock	—	—	—	450
Assets acquired under capital lease	2,139	40	870	5,209
Assets acquired under notes payable	—	204	—	204
Issuance of common stock for services	600	—	—	765
Conversion of accrued interest payable	—	—	—	12
Issuance of common stock with reverse merger	—	—	—	4

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

6. NOTES PAYABLE

In January of 2009, the Company relocated to its new headquarters. Related to the relocation, the Company financed leasehold improvements under two notes payable with the lessor of the building. The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018. The second note of $104,000 bears interest at 9.5% and is payable in 24 monthly payments of interest and principal amounting to approximately $5,000 beginning August 1, 2009 and continuing to July 1, 2011. The future minimum payments as of December 31, 2010 are as follows (in thousands):

Notes Payable
2011	$49
2012	16
2013	16
2014	16
2015	16
Thereafter	47
Total minimum payments	$160
Less: Amount representing interest	(39)
Present value of minimum payments	$121
Less: Current portion	(40)
Non-current portion of notes payable	$81

7. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

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

Common Stock Issuances

On October 7, 2009, the Company completed a registered public offering and issued 6,186,628 shares of its common stock and 5,864,922 warrants at a price of $6.20 per unit including 2 shares of common stock and 2 warrants to purchase common stock at $4.25 per share and $6.00 per unit of 2 shares of common stock exclusive of warrants. In addition, the Company granted the placement agent 309,332 warrants, each warrant entitling the holder to purchase one share of common stock at $4.85 per share at any time for a period commencing six months after the date of the closing, and continuing for five years following the closing date of the offering. The warrants may also be executed on a cashless basis, in accordance with the terms of the warrant.

On July 6, 2010, Bionovo, Inc. entered into a common stock purchase agreement (“Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein Aspire Capital is committed to purchase up to an aggregate of $15.0 million of Bionovo, Inc.’s shares of common stock over the two-year term of the Purchase Agreement, based on certain terms and conditions set forth in the Purchase Agreement, including a minimum purchase price of $1.98 per share. As of December 31, 2010, there have been no sales of common stock to Aspire Capital under the Purchase Agreement.

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

7. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION  – (continued)

In consideration for entering into the purchase agreement with Aspire Capital, the Company issued to Aspire Capital 279,070 shares as a commitment fee with an assigned value of $2.15 per share (as adjusted for the Company’s reverse stock split effective August 31, 2010). The commitment fee was valued at $600,000 and has been capitalized as prepaid financing costs as of December 31, 2010. Aspire is required to refund the commitment fee in cash or shares proportionately based on the unfunded portion of the agreement upon termination of the agreement. The capitalized costs will be offset against any future proceeds proportionately based on the total amount funded under the agreement.

On October 6, 2010, the Company completed a registered direct offering through the sale of common stock and warrants. The Company sold a total of 2,727,270 shares of common stock, at a price of $1.10 per share and issued 2,045,451 warrants to purchase shares of common stock. The warrants will be exercisable six months after issuance at $1.64 per share and will expire five years from the date of issuance. The shares of common stock and warrants were immediately separable and issued separately.

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

Stock Option Plan

On April 6, 2005, in connection with the completion of the reverse merger, the board of directors assumed and adopted the Stock Incentive Plan, as amended, (the “Plan”) of Bionovo Biopharmaceuticals and 699,358 shares of common stock for issuance under the Plan. In May 2006 and June 2008, the shareholders approved increases of 600,000 of additional shares for the option plan resulting in a total of 1,899,358 shares reserved for issuance under the plan.

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

As of December 31, 2010, we had reserved 0.6 million shares of common stock for future issuance under the Plan.

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

7. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION  – (continued)

Share-based Compensation Expense

To estimate the value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. The forfeiture rate also impacts the amount of aggregate compensation expense. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues. For the years ended December 31, 2010, 2009 and 2008, the weighted-average assumptions used were:

	Years Ended December 31,
	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility	150%	127%	93%
Risk-free interest rate	1.04%	1.42%	2.44%
Expected life	2.7 years	3.75 years	3.11 years

The following table summarizes share-based compensation expense related to employee and non-employee stock options for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Research and development	$541	$686	$512
General and administrative	562	500	859
Total share-based compensation expense	$1,103	$1,186	$1,371

There was no capitalized share-based compensation cost as of December 31, 2010 and there were no recognized tax benefits during the years ended December 31, 2010, 2009 and 2008.

Share option activity for the year ended December 31, 2010 was as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	1,022	$8.36
Granted	364	2.10
Exercised	—	—
Canceled or forfeited	(39)	5.58
Expired	(101)	5.34
Options outstanding at December 31, 2010	1,246	$6.87	3.6	$—
Options exercisable at December 31, 2010	1,057	$6.74	3.5	$—
Options exercisable and options expected to vest at
December 31, 2010	1,230	$6.92	3.6	$—

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

7. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION  – (continued)

The weighted-average grant date fair value of options granted for each of the last three years was as follows:

Grant Year	Options Granted (in thousands)	Weighted Average Grant Date Fair Value
2008	163	$3.53
2009	105	1.90
2010	364	1.64

The intrinsic value of options exercised for the year December 31, 2008 was approximately $2,000. There were no stock option exercises for the years ended December 31, 2010 and 2009. As of December 31, 2010, there was $0.6 million of total future compensation cost related to unvested stock options to be recognized over a weighted-average period of 1.1 years.

Unvested share activity for the year ended December 31, 2010 is summarized below:

	Unvested Number of Options (in thousands)	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2009	319	$6.26
Granted	364	1.64
Vested	(469)	3.34
Forfeited	(25)	4.58
Unvested balance at December 31, 2010	189	$4.83

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.01 – $5.00	731	3.9	$2.37	633	$2.39
$5.01 – $10.00	197	1.6	7.36	171	7.51
$10.01 – $15.00	228	5.1	14.27	177	14.27
$15.01 – $20.00	10	1.1	19.70	10	19.70
$20.01 – $25.00	56	1.7	22.00	42	22.00
$25.01 – $30.00	24	1.3	28.75	24	28.75
	1,246	3.6	6.87	1,057	6.74

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as follows (in thousands):

	December 31,
	2010	2009	2008
Options to purchase common stock – Plan	1,246	1,022	1,043
Options to purchase common stock – Outside plan	21	21	21
Shares available for option grants	553	799	778
Warrants to purchase common stock	10,429	8,649	2,094
Total	12,249	10,491	3,936

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

8. WARRANTS

September 2004 Bridge Financing

In September 2004, in connection with Bionovo Biopharmaceuticals’ $500,000 principal amount of 6% convertible secured notes bridge financing completed on September 30, 2004, Bionovo Biopharmaceuticals issued to investors in the bridge financing warrants, or bridge warrants, exercisable for 111,225 shares of Bionovo Biopharmaceuticals common stock at an exercise price of $2.65 per share. The bridge warrants were exercisable until the earlier of September 30, 2011 and the fifth anniversary of Bionovo Biopharmaceuticals’ merger with a company required to file reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Upon the closing of our reverse merger transaction, the bridge warrants were amended to become bridge warrants to purchase shares of our common stock upon the same terms and conditions as the bridge warrants issued by Bionovo Biopharmaceuticals. The bridge warrants expired on April 6, 2009.

In connection with the closing of the bridge financing, Bionovo Biopharmaceuticals issued five-year warrants to Duncan Capital, LLC as partial compensation for acting as placement agent in the transaction. Upon the closing of our reverse merger transaction, these placement agent warrants were amended to become warrants to purchase shares of our common stock upon the same terms and conditions as the placement agent warrants issued in the bridge financing by Bionovo Biopharmaceuticals. The bridge placement agent warrants are exercisable in whole or in part, at an exercise price of $1.75 per share, before September 30, 2009 for up to 26,485 shares of common stock. These warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock splits or reverse stock splits, stock dividends, recapitalizations or similar events. The holders of these warrants will not possess any rights as stockholders unless and until they exercise their warrants. The bridge placement agent warrants do not confer upon holders any voting or any other rights as stockholders.

As of December 31, 2010, all bridge warrants and related placement agent warrants had been exercised.

April 2005 Private Placement

In April 2005, as part of the closing of Bionovo Biopharmaceuticals’ April 6, 2005 private placement, Bionovo Biopharmaceuticals issued five-year warrants to purchase a total of 404,775 shares of Bionovo Biopharmaceuticals common stock at an exercise price of $3.75 per share and 404,775 shares of Bionovo Biopharmaceuticals common stock at an exercise price of $5.00 per share. The warrants were exercisable in whole or in part until April 6, 2010. Upon the closing of our reverse merger transaction, the April 2005 private placement warrants were amended to become warrants to purchase shares of our common stock upon the same terms and conditions as the April 2005 private placement warrants issued by Bionovo Biopharmaceuticals. All warrants issued through the April 2005 private placement have been exercised or cancelled as of December 31, 2010.

In connection with the closing of the April 2005 private placement, Bionovo Biopharmaceuticals issued five-year warrants to Duncan Capital, LLC as partial compensation for acting as placement agent in the transaction. Upon the closing of our reverse merger transaction, these placement agent warrants were amended to become warrants to purchase shares of our common stock upon the same terms and conditions as the placement agent warrants issued in the April 2005 private placement by Bionovo Biopharmaceuticals. The April 2005 placement agent warrants are exercisable in whole or in part, at an exercise price of $2.50 per share, before April 6, 2010 for up to 341,820 shares of common stock. These warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock splits or reverse stock splits, stock dividends, recapitalizations or similar events. The holders of these warrants will not possess any rights as stockholders unless and until they exercise their warrants. The April 2005 placement agent warrants do not confer upon holders any voting or any other rights as stockholders. In April of 2010, 185,208 placement agent warrants expired and none remain outstanding as of December 31, 2010.

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

8. WARRANTS  – (continued)

April 2005 Reverse Merger

In connection with the closing of our reverse merger transaction on April 6, 2005, we issued five-year warrants to Duncan Capital, LLC as partial compensation for its advisory services relating to the merger. These reverse merger warrants are exercisable in whole or in part, at an exercise price of $0.05 per share, before April 6, 2010 for up to 395,926 shares of common stock. These warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock splits or reverse stock splits, stock dividends, recapitalizations or similar events. The holders of these warrants will not possess any rights as stockholders unless and until they exercise their warrants. The reverse merger warrants do not confer upon holders any voting or any other rights as stockholders. As of December 31, 2010, all warrants associated with the Company’s reverse merger had been exercised.

May 2005 Private Placement

In May 2005, as part of the closing of our May 5, 2005 private placement, we issued five-year warrants to purchase a total of 106,750 shares of common stock at an exercise price of $3.75 per share and 106,750 shares of common stock at an exercise price of $5.00 per share. The warrants were exercisable in whole or in part until May 5, 2010. All warrants issued through the May 2005 private placement have been exercised or cancelled as of December 31, 2010.

In connection with the closing of our May 2005 private placement, we issued five-year warrants to Duncan Capital, LLC as partial compensation for acting as placement agent in the transaction. These May 2005 placement agent warrants are exercisable in whole or in part, at an exercise price of $2.50 per share, before May 5, 2010 for up to 85,400 shares of common stock. These warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock splits or reverse stock splits, stock dividends, recapitalizations or similar events. The holders of these warrants will not possess any rights as stockholders unless and until they exercise their warrants. The May 2005 placement agent warrants do not confer upon holders any voting or any other rights as stockholders. In May of 2010, 80,400 placement agent warrants expired and none remain outstanding as of December 31, 2010.

January 2007 Private Placement

In connection with the closing of our January 2007 private placement, the investors were issued five-year warrants to purchase up to an aggregate of 736,870 shares of our common stock, at an initial exercise price of $11.25. The warrants are callable by the Company when the trailing 10-day average of the closing market share price of our common stock equals or exceeds $13.75. As of December 31, 2010, 597,684 warrants remain outstanding.

In connection with the closing of our January 2007 private placement, we issued five-year warrants to the brokers as partial compensation for acting as placement agent in the transaction. These January 2007 private placement agent warrants are exercisable in whole or in part, at an exercise price of $7.50 per share, before January 19, 2012 for up to 147,294 shares of common stock. These warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock splits or reverse stock splits, stock dividends, recapitalizations or similar events. The holders of these warrants will not possess any rights as stockholders unless and until they exercise their warrants. The January 2007 placement agent warrants do not confer upon holders any voting or any other rights as stockholders. As of December 31, 2010, 120,839 placement agent warrants remain outstanding.

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

8. WARRANTS  – (continued)

October 2007 Public Offering

In connection with the closing of our October 31, 2007 public offering of common shares, the investors were issued five-year warrants to purchase up to an aggregate of 1,064,755 shares of our common stock, at an initial exercise price of $17.50 per share and a market price of $0.50 per warrant. The warrants contain a subsequent equity sales provision that provides for repricing of the warrants if subsequent warrants or options are sold at with an exercise price of less than $17.50 per share. The exercise price would be reduced to the greater of (a) the price of the new warrants or (b) $12.50 per share and the total warrants outstanding would be increased such that the total aggregate exercise price shall be equal to the aggregate exercise price prior to the adjustment. The closing of our October 7, 2009 public offering triggered the subsequent equity sales provision of the investor warrants issued on October 31, 2007. As such, the 1,064,755 warrants outstanding at an exercise price of $17.50 were cancelled and 1,490,661 warrants were issued with an exercise price of $12.50. As of December 31, 2010, all 1,490,661 warrants remain outstanding.

October 2009 Public Offering

In connection with the closing of the Company’s October 7, 2009 public offering of common shares, the investors were issued five-year warrants to purchase up to an aggregate 5,864,922 shares of the Company’s common stock at an initial exercise price of $4.25 per share. In addition, the Company granted the placement agent 309,332 warrants, each warrant entitling the holder to purchase one share of common stock at $4.85 per share at any time for a period commencing six months after the date of the closing, and continuing for five years following the closing date of the offering. The warrants may also be executed on a cashless basis, in accordance with the terms of the warrant. As of December 31, 2010, all October 2009 public offering warrants and related placement agent warrants remain outstanding.

October 2010 Private Placement

In connection with the closing of the Company’s October 6, 2010 registered direct offering of common shares, the investors were issued five-year warrants to purchase up to an aggregate 2,045,451 shares of the Company’s common stock at an exercise price of $1.64 per share. The warrant agreements include a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes value, in the event of a change in control of the Company. The warrants may also be executed on a cashless basis, in accordance with the terms of the warrant. As of December 31, 2010, all of the October 2010 warrants remain outstanding.

The following warrants are each exercisable into one share of common stock:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Price (in thousands)
Balance at December 31, 2009	8,649	$6.17	$53,353
Warrants granted	2,045	1.64	3,354
Warrants exercised	—	—
Warrants cancelled or forfeited	(265)	2.50	(663)
Balance at December 31, 2010	10,429	5.37	$56,044

During the year ended December 31, 2010, approximately 265,000 warrants expired and no warrants were exercised. As of December 31, 2010, there were 10.4 million warrants to purchase Bionovo shares outstanding with a weighted average price of $5.37 and an aggregate price of $56.0 million.

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

8. WARRANTS  – (continued)

The following table summarizes information about all warrants outstanding as of December 31, 2010:

Issue Date	Expiration Date	Number Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
January 2007	January 2012	719	$10.62	1.05
October 2007	October 2012	1,491	12.50	1.84
October 2009	October 2014	6,174	4.28	3.77
October 2010	October 2015	2,045	1.64	4.77
		10,429	5.37	3.50

The fair value of warrants granted, except for the ones granted in connection with the October 2010 Private Placement, is included in additional paid-in capital along with the proceeds from issuance of common stock. The estimated fair value of the warrants was calculated using the Black-Scholes valuation model. The following assumptions were used: (i) no expected dividends, (ii) risk free interest rates of 2.2% – 4.0%, (iii) expected volatility of 90% – 187%, and (iv) expected life in the stated life of the warrant. The fair value of the warrants ranged from $0.50 to $4.45.

Warrant Liability

As discussed above and in Note 2, “Summary of Significant Accounting Policies,” the warrants issued in October of 2010 include a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes value, in the event of a change in control of the Company. Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, and the Company recorded a warrant liability of $1.7 million. The Company remeasured the warrant liability at December 31, 2010 and recorded an increase to the warrant liability of approximately $94,000 with a corresponding charge in the Company’s consolidated statement of operations for the three months ended December 31, 2010. Additional disclosures regarding assumptions used in calculating the fair value of the warrant liability are included in Note 4, “Fair Value.”

As discussed in Note 12, “Subsequent Events,” the Company completed a public offering on February 2, 2011, and issued 30,031,200 shares of its common stock and warrants to purchase 15,015,600 shares of its common stock. This transaction did not result in a change of control as defined in the warrant agreements or trigger the cash settlement provisions in relation to the warrants issued in the October 2010 financing transaction.

Employee Benefit Plan

The Company has a 401(k) Plan that covers substantially all of its employees. Under the 401(k) Plan, eligible employees may contribute up to 15 percent of their eligible compensation, subject to certain Internal Revenue Service restrictions. The Company does not match employee contributions in the 401(k) Plan.

9. LEASES, COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases that is included in the Company’s consolidated balance sheets under property and equipment line item was $3.8 million at December 31, 2010 and $1.6 million at December 31, 2009. Accumulated amortization of leased equipment at December 31, 2010 was $1.2 million and as of December 31, 2009 was $0.7 million. Amortization of assets under capital leases is included in depreciation expense. The Company’s leases with General Electric Capital Corporation (GE)

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

9. LEASES, COMMITMENTS AND CONTINGENCIES  – (continued)

required security deposits of 25% of the purchase price and the lease with Tetra Financial Group (Tetra) required a security deposit of 50% of the purchase price. As of December 31, 2010 and 2009, security deposits of $0.7 million and $0.2 million, respectively, were included in the Company’s consolidated balance sheets under other assets and other current assets line items.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2019. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $42,000 per month. In addition, the Company pays monthly payments of approximately $6,000 toward $0.2 million in notes payable to the lessor for leasehold improvements associated with the Company’s relocation to new office and laboratory facilities.

Operating lease expense for the years ended December 31, 2010, 2009 and 2008 totaled $2.1 million, $2.1 million and $0.7 million, respectively.

Future minimum lease payments under non-cancelable capital and operating leases are as follows as of December 31, 2010 (in thousands):

	Capital Leases	Operating Leases
2011	$1,138	$1,905
2012	861	1,927
2013	—	1,985
2014	—	2,045
2015	—	2,106
Thereafter	—	6,704
Total minimum lease payments	$1,999	$16,672
Less: Amount representing interest	(108)
Present value of minimum lease payments	$1,891
Less: Current portion of capital lease obligations	(1,055)
Non-current portion of capital lease obligations	$836

10. INCOME TAX

The provision for income taxes on the consolidated statements of operations consists of approximately $1,000, $1,000, and $4,000 for each of the years ended December 31, 2010, 2009, and 2008, respectively.

Deferred tax assets (liabilities) are comprised of the following at December 31, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2010	2009
Net operating loss carryforward	$27,105	$20,569
Fixed assets	(121)	(269)
Stock compensation	1,924	1,505
Loss on fixed asset disposal and other	(106)	(23)
	28,802	21,782
Less valuation allowance	(28,802)	(21,782)
Net deferred tax assets	$—	$—

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

10. INCOME TAX  – (continued)

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2010 and 2009, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2010, net operating loss carryforwards were approximately $68.1 million for federal tax purposes that expire at various dates from 2023 through 2030 and $68.0 million for state tax purposes that expire in 2014 through 2020.

However, due to the financing that occurred in February 2011, management believes a change in control has occurred according to Section 382 and 383 of the Internal Revenue Code. Therefore, utilization of the Company’s net operating loss would be limited beginning in 2011.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2010, 2009 and 2008) to income taxes as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Tax benefit computed at 34%	$(6,028)	$(5,563)	$(5,677)
Change in valuation allowance	7,019	6,702	6,609
Change in carryovers and tax attributes	(990)	(1,138)	(928)
Tax provision	$1	$1	$4

Management believes that, based on a number of factors, it is not determinable that it is more likely than not that the deferred tax assets will be realized.

ASC 740 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold, measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Under ASC 740, we are required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. There were no unrecognized tax benefits recorded as of December 31, 2010, 2009, and 2008.

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$—	$14	$68	$531
Operating expenses:
Research and development	3,806	3,328	3,673	3,835
General and administrative	852	788	987	899
Total operating expenses	4,658	4,116	4,660	4,734
Loss from operations	(4,658)	(4,102)	(4,592)	(4,203)
Other income (expense):
Change in fair value of warrant liability	—	—	—	(94)
Interest income	8	6	2	2
Interest expense	(14)	(10)	(9)	(28)
Other expense	4	(14)	(28)	(1)
Total other income (expense)	(2)	(18)	(35)	(121)
Loss before income taxes	(4,660)	(4,120)	(4,627)	(4,324)
Provision for income taxes	(1)	—	—	—
Net loss	$(4,661)	$(4,120)	$(4,627)	$(4,324)
Basic and diluted net loss per common share	$(0.22)	$(0.19)	$(0.21)	$(0.18)
Shares used in computing basic and diluted net loss per common share	21,508	21,524	21,785	24,352

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)  – (continued)

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$—	$7	$155	$126
Operating expenses:
Research and development	3,601	2,954	2,938	3,006
General and administrative	1,009	1,175	926	943
Total operating expenses	4,610	4,129	3,864	3,949
Loss from operations	(4,610)	(4,122)	(3,709)	(3,823)
Other income (expense):
Interest income	54	16	5	9
Interest expense	(33)	(22)	(22)	(18)
Other expense	(77)	(6)	—	(5)
Total other income (expense)	(56)	(12)	(17)	(14)
Loss before income taxes	(4,666)	(4,134)	(3,726)	(3,837)
Provision for income taxes	(2)	—	—	1
Net loss	$(4,668)	$(4,134)	$(3,726)	$(3,836)
Basic and diluted net loss per common share	$(0.31)	$(0.27)	$(0.24)	$(0.18)
Shares used in computing basic and diluted net loss per common share	15,273	15,273	15,274	21,101

12. SUBSEQUENT EVENTS

Manufacturing Facility

In January of 2011, the Company entered into a ten-year, non-cancelable operating lease agreement for a manufacturing facility in Hayward, California. The lease begins April 1, 2011, at which time the Company intends to begin clinical manufacturing operations at the new location. Monthly rental payments of $18,750 will begin on April 1, 2011 and will increase over the ten-year period. The Company will gradually assume greater space between the first year and the fourth year for a total of 51,472 square feet beginning with the fourth year and through the end of the lease.

Registered Public Offering

On February 2, 2011, the Company completed an underwritten public offering and issued 30,031,200 shares of its common stock and 15,015,600 warrants at a price of $1.00 per unit, with each unit including one share of common stock and a warrant to purchase one half of one share of Bionovo, Inc. common stock. The warrants are exercisable any time after the closing date and will expire five years from the date of issuance. The offering produced approximately $27.4 million, net of financing costs. The Company believes that, as a result of this transaction, it currently has sufficient cash and financing commitments to meet its funding requirements for at least the next twelve months.

Issuance of Stock Options

On March 4, 2011, the Board of Directors, on the recommendation of its compensation committee, approved a company-wide grant to employees of approximately 6.3 million options to purchase common shares at $0.79 per share. The purpose of the grant was to improve the level of employee ownership in the Company. All options were granted subject to shareholder approval of a commensurate increase in the number of shares available for the grant of options under the Company’s existing share option plan.

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

12. SUBSEQUENT EVENTS  – (continued)

NASDAQ Notice

On March 14, 2011, the Company received a letter from The NASDAQ Stock Market stating that it was not in compliance with NASDAQ listing rules because it failed to maintain a minimum bid price of $1.00 per share for the last 30 consecutive business days. NASDAQ granted the Company a period of 180 calendar days to regain compliance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

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

Changes in internal controls

There were no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) The information required by this Item concerning our directors and executive officers will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2011 and is incorporated herein by reference.

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

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2011 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2011 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2011 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2011 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Index to Financial Statements.

Included in Part II of this Report:

Page in Form 10-K
Report of Independent Registered Public Accounting Firm	42
Consolidated Balance Sheets at December 31, 2010 and 2009	43
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, and from February 1, 2002 (date of inception) to December 31, 2010	44
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and from February 1, 2002 (date of inception) to December 31, 2010	45
Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008, and from February 1, 2002 (date of inception) to December 31, 2010	46
Notes to Consolidated Financial Statements	48

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(3) Exhibits.

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Agreement of Merger and Plan of Reorganization, dated as of April 6, 2005, among Lighten Up Enterprises International, Inc., LTUP Acquisition Corp. and the registrant.(1)
2.2	Agreement and Plan of Merger, dated as of June 28, 2005, between Lighten Up Enterprises International, Inc. and the registrant.(2)
3.1	Certificate of Incorporation of the registrant dated as of June 27, 2005.(3)
3.2	Certificate of Amendment of the Certificate of Incorporation of the registrant dated May 9, 2007.(4)
3.3	Certificate of Amendment of the Certificate of Incorporation of the registrant dated July 7, 2010.(24)
3.4	Certificate of Amendment of the Certificate of Incorporation of the registrant dated August 27, 2010.(25)
3.5	Amended and Restated By-Laws of the registrant.(5)
4.1	Form of Common Stock Purchase Warrant used in the April 2005 and May 2005 Private Placement of Warrants.(6)
4.2	Form of Common Stock Certificate.(7)
4.3	Form of Bridge Warrant.(3)
4.4	Registration Rights Agreement, dated September 30, 2004.(8)
4.5	First Amendment to Registration Rights Agreement effective as December 31, 2005 among the registrant and the signatories thereto.(9)

Exhibit Number	Description of Exhibit
4.6	Amendment to Registration Rights Agreement effective as December 31, 2005 among the registrant and the signatories thereto.(9)
4.7	Form of Common Stock Purchase Warrant used in October 2007 public offering.(10)
4.8	Form of Common Stock Purchase Warrant used in January 2007 private placement.(11)
4.9	Form of Registration Rights Agreement used in January 2007 private placement.(11)
4.10	Form of Private Placement Warrant.(20)
4.10	Form of Common Stock Purchase Warrant used in October 2010 registered direct offering.(22)
4.11	Form of Common Stock Purchase Warrant used in February 2011 public offering.(25)
10.1	Form of Private Placement Subscription Agreement used in May 2005 private placement.(6)
10.2	Form of Private Placement Investor Questionnaire used in May 2005 private placement.(6)
10.3	Form of Private Placement Registration Rights Agreement used in May 2005 private placement.(6)
10.4	Form of Private Placement Acknowledgement and Amendment used in May 2005 private placement.(6)
10.5	Stock Incentive Plan, as amended.(12)
10.6	Amended and Restated Executive Employment Agreement effective January 1, 2008, between the registrant and Isaac Cohen.(13)
10.7	Amended and Restated Executive Employment Agreement effective January 1, 2008, between Bionovo, Inc. and Mary Tagliaferri.(13)
10.8	Licensing and Technology Transfer Agreement, dated as of November 6, 2003, with United Biotech Corporation (certain terms of this agreement have been omitted and are subject to confidential treatment granted by the SEC).(14)
10.9	Landlord Consent to Sublease, dated as of December 30, 2003, with Extensity, Inc. and CA- Emeryville Properties Limited Partnership.(3)
10.10	Landlord Consent to Addendum to Sublease, dated July 16, 2004, with CA-Emeryville Properties Limited Partnership and Geac Enterprise Solutions, Inc.(3)
10.11	Office Lease, dated as of July 6, 2005, with Emery Station Joint Venture, LLC.(3)
10.12	Underwriting Agreement, dated October 31, 2007, between Bionovo, Inc. and BMO Capital Markets Corp.(10)
10.13	Subscription Agreement used in January 2007 private placement.(11)
10.14	Offer Letter, dated May 29, 2007, from Bionovo, Inc. to Thomas C. Chesterman.(15)
10.15	Amendment Two to Space Lease between Bionovo, Inc. and Fitzsimons Redevelopment Authority.(16)
10.16	Common Stock Purchase Agreement, dated as of July 6, 2010, by and between the registrant and Aspire Capital Fund, LLC.(17)
10.17	Registration Rights Agreement, dated as of July 6, 2010, by and between the registrant and Aspire Capital Fund, LLC.(17)
10.18	Assignment and Assumption Agreement, dated April 6, 2005, among the Registrant, Bionovo, Inc. and Isaac Cohen regarding Employment Agreement.(8)
10.19	Assignment and Assumption Agreement, dated April 6, 2005, among the Registrant, Bionovo, Inc. and Mary Tagliaferri regarding Employment Agreement.(8)
10.20	Letter Agreement, dated September 10, 2009, with Dawson James Securities, Inc.(21)
10.21	First Amendment to Letter Agreement, dated September 23, 2009, with Dawson James Securities, Inc.(21)

Exhibit Number	Description of Exhibit
10.22	Second Amendment to Letter Agreement, dated September 28, 2009, with Dawson James Securities, Inc.(21)
10.23	Third Amendment to Letter Agreement, dated September 29, 2009, with Dawson James Securities, Inc.(21)
10.24	Master Lease Agreement with Tetra Financial Group(23)
10.25	Sale Leaseback Agreement with Tetra Financial Group(23)
10.26	Master Lease Agreement with De Lage Landen(23)
10.27	Placement Agency Agreement between Bionovo, Inc. and William Blair & Company, L.L.C.(22)
10.28	Form of Subscription Agreement used in October 2010 registered direct offering.(22)
10.29	Form of Underwriting Agreement used in February 2011 public offering (25)
16.1	Letter regarding change in certifying accountant.(18)
23.1*	Consent of PMB Helin Donovan, LLP, an Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in signature page of this annual report).
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financing Officer
32.1*	Certification of Chief Executive Officer and the Chief Financial Officer

*	Filed herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2005.
(2)	Incorporated by reference to the registrant’s Preliminary Proxy Statement on Schedule 14C filed with the SEC on May 17, 2005.
(3)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2007.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2008.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2005.
(7)	Incorporated by reference from Exhibit 4 to the registrant’s Form 10-SB 12G filed with the SEC on November 7, 2002.
(8)	Incorporated by reference to the registrant’s Amendment No. 1 to its Current Report on Form 8-K/A filed with the SEC on June 3, 2005.
(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2006.
(10)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2007.
(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2007.
(12)	Incorporated by reference to the registrant’s Definitive Schedule 14A filed with the SEC on April 17, 2006.
(13)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.
(14)	Incorporated by reference to the registrant’s Amendment No. 5 to its Current Report on Form 8-K/A filed with the SEC on October 19, 2005.

(15)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2007.
(16)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007, filed with the SEC on May 8, 2007.
(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010.
(18)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2007.
(19)	Included in the signature pages of this Registration Statement.
(20)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2005.
(21)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, as amended, initially filed with the SEC on September 10, 2009.
(22)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2010.
(23)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the SEC on November 12, 2010.
(24)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 16, 2010.
(25)	Incorporated by reference to the registrant’s Amendment No. 1 to its Registration Statement on Form S-1, filed with the SEC on January 21, 2011.

(b) Index to exhibits

See exhibits listed under Item 15(a) (3).

(c) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March 2011.

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

Signature	Title	Date
/s/ Isaac Cohen Isaac Cohen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2011
/s/ Thomas C. Chesterman Thomas C. Chesterman	Sr. VP and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2011
/s/ Mary Tagliaferri Mary Tagliaferri	President, Chief Medical Officer and Director	March 15, 2011
/s/ John Baxter John Baxter	Director	March 15, 2011
/s/ George Butler George Butler	Director	March 15, 2011
/s/ Louis Drapeau Louis Drapeau	Director	March 15, 2011