Form 10-Q
period 2011-03-31
BIONOVO INC
filed 2011-05-11
CIK 1203957

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).
Yes ☐ No ☑

As of May 9, 2011, 54,561,312 shares of the registrant’s common stock, par value $0.0001, were outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 and from February 1, 2002 (date of inception) to March 31, 2011	2
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and from February 1, 2002 (date of inception) to March 31, 2011	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1a.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Removed and Reserved	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
Signatures		28

PART 1 – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bionovo, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$16,718	$2,638
Short-term investments	6,340	-
Receivables	76	49
Prepaid expenses	795	973
Other current assets	406	396
Total current assets	24,335	4,056
Property and equipment, net	12,116	6,647
Patents pending, net	1,465	1,259
Other assets	1,265	1,020
Total assets	$39,181	$12,982

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$613	$655
Accrued compensation and benefits	537	901
Current portion of capital lease obligations	989	1,055
Current portion of notes payable	27	40
Warrant liability	8,912	1,843
Other current liabilities	5,309	970
Total current liabilities	16,387	5,464
Non-current portion of capital lease obligations	583	836
Non-current portion of notes payable	79	81
Total liabilities	17,049	6,381

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value, 340,000,000 shares authorized, 54,561,312 and 24,530,112 shares outstanding at March 31, 2011 and December 31, 2010, respectively	5	2
Additional paid-in capital	97,383	80,145
Accumulated other comprehensive income (loss)	-	-
Accumulated deficit	(75,256)	(73,546)
Total shareholders’ equity	22,132	6,601
Total liabilities and shareholders’ equity	$39,181	$12,982

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,		Accumulated from February 1, 2002 (Date of inception) to March 31,
	2011	2010	2011

Revenue	$65	$-	$1,858

Operating expenses:
Research and development	3,883	3,806	58,230
General and administrative	994	852	22,123
Merger cost	-	-	1,964
Total operating expenses	4,877	4,658	82,317

Loss from operations	(4,812)	(4,658)	(80,459)

Other income (expense):
Change in fair value of warrant liability	3,122	-	3,859
Interest income	9	8	2,100
Interest expense	(29)	(14)	(550)
Other expense, net	-	3	(206)
Total other income (expense)	3,102	(3)	5,203

Net loss	$(1,710)	$(4,661)	$(75,256)
Basic and diluted net loss per common share	$(0.04)	$(0.22)	$(6.39)

Shares used in computing basic and diluted net loss per share	43,550	21,509	11,786

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flow
(unaudited, in thousands)

	For the Three Months Ended March 31,		Accumulated from February 1, 2002 (Date of inception) to March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(1,710)	$(4,661)	$(75,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	584	401	6,046
Stock-based compensation expense	173	365	5,745
Amortization and accretion of investments	11	65	280
Non-cash compensation for warrants issued	-	-	1,964
Amortization of note discount	-	-	139
Amortization of deferred stock compensation	-	-	16
Change in fair value of warrrant liability	(3,122)	-	(3,859)
Loss on disposal of property and equipment	-	-	148
Noncash adjustment to available-for-sale securities	-	1	1
Changes in assets and liabilities:
Receivables	(27)	137	(76)
Prepaid expenses and other current assets	168	58	(601)
Deposits and other non-current assets	(246)	39	(1,236)
Accounts payable	(42)	413	613
Accrued compensation and benefits	(364)	(27)	537
Other accrued liabilities	(64)	223	905
Net cash used in operating activities	(4,639)	(2,986)	(64,634)

Cash flows from investing activities:
Capital expenditures	(1,625)	(785)	(9,472)
Proceeds from sale-leaseback transaction	-	-	1,205
Acquisition of intangible assets	(230)	(173)	(1,712)
Proceeds from sales and maturities of investments	-	5,600	41,424
Purchases of available-for-sale securities	(6,351)	(920)	(48,043)
Net cash (used in) provided by investing activities	(8,206)	3,722	(16,598)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	27,258	-	96,821
Payments under capital lease obligations	(318)	(154)	(3,636)
Payments under notes payable	(15)	(15)	(98)
Proceeds from exercise of warrants and options	-	-	5,000
Payments of convertible notes payable	-	-	(50)
Payments for financing costs for convertible notes	-	-	(87)
Net cash provided by (used in) financing activities	26,925	(169)	97,950

Net increase in cash and cash equivalents	14,080	567	16,718
Cash and cash equivalents at the beginning of the period	2,638	2,799	-
Cash and cash equivalents at the end of the period	$16,718	$3,366	$16,718

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

1. BUSINESS AND ORGANIZATION

Formation of the Company

Bionovo, Inc. was originally incorporated in California in February of 2002.  In March of 2004, it reincorporated in the state of Delaware and in June of 2005 changed its name from Bionovo, Inc. to Bionovo Biopharmaceuticals, Inc.  On April 6, 2005, Bionovo Biopharmaceuticals, Inc. became public through a reverse merger with Lighten Up International, Inc. The Company operated as Lighten Up Enterprises International, Inc. until June 29, 2005 when the Company assumed the name Bionovo, Inc. Bionovo, Inc. is incorporated in the state of Delaware and was made public through a reverse merger transaction between Bionovo Biopharmaceuticals, Inc. and Lighten Up Enterprises International, Inc. on April 6, 2005.

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

Liquidity

The Company has sustained recurring losses and negative cash flows from operations. Over the past years, the Company has been funded through a combination of private equity, government grants, debt, lease financing and public offerings. At March 31, 2011, the Company had an accumulated deficit of $75.3 million, working capital of $7.9 million, $16.7 million in cash and cash equivalents, $6.3 million in short-term investments and total shareholders’ equity of $22.1 million.

On February 2, 2011, the Company completed an underwritten public offering and issued 30,031,200 shares of its common stock and 15,015,600 warrants at a price of $1.00 per unit, with each unit including one share of common stock and a warrant to purchase one half of one share of Bionovo, Inc. common stock. The warrants are exercisable any time after the closing date and will expire five years from the date of issuance. The offering produced approximately $27.3 million, net of financing costs.

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements – continued

The Company has experienced and continues to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise additional capital to fully pursue its business plan before the end of 2011. The Company is currently pursuing a variety of funding options, including government grants, partnering/co-investment, venture debt and equity offerings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If the Company is not successful in its efforts to raise additional funds by the end of 2011, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs. Based on the proceeds of the Company’s recent public offering and the Company’s ability to prioritize spending, the Company believes it has sufficient cash to meet its operating needs for at least the next 12 months.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Bionovo, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2011, the consolidated results of the Company’s operations for the three months ended March 31, 2011 and 2010 and inception to date from February 1, 2002 to March 31, 2011, and the Company’s cash flows for the three months ended March 31, 2011 and 2010 and inception to date from February 1, 2002 to March 31, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

In fiscal year 2009, the Company discontinued operations of its wholly owned subsidiary, Bionovo Biopharmaceuticals, Inc. The operations of the Company’s subsidiary were insignificant to the company as a whole and the discontinuance did not have a material impact on the Company’s consolidated financial statements. For years prior to 2010, the consolidated financial statements included the accounts of Bionovo, Inc. and its wholly owned subsidiary. The operations were treated as one operating segment and all inter-company balances and transactions were eliminated.

Development Stage Company

The Company has not generated any significant revenue since inception. Accordingly, the accompanying consolidated financial statements have been prepared using the accounting formats prescribed by the Development Stage Entity Topic of the Financial Accounting Standards Board (FASB) Codification for a development stage enterprise (DSE). Although the Company has recognized some nominal amount of revenue, the Company still believes it is devoting, substantially, all its efforts on developing the business and, therefore, still qualifies as a DSE.

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements – continued

Use of Estimates and Reclassifications

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

During the first quarter of 2011, the Company recognized approximately $65,000 in revenue from a National Institutes of Health grant.

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

Warrant Liability

In October of 2010 and February of 2011, we issued warrants to purchase Bionovo’s common shares. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrant agreements that provides the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the “Black-Scholes Model”) value, in the event of a change in control of the Company. The fair value of the warrant liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in “Change in fair value of warrant liability” line item under other income (expense) category in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued applicable to Bionovo, Inc. other than those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements – continued

3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table shows supplemental cash flows for the three months ended March 31, 2011 and 2010 and inception to date from February 1, 2002 through March 31, 2011 (in thousands).

	For the Three Months Ended March 31,		Accumulated from February 1, 2002 (Date of inception) to March 31,
	2011	2010	2011
	(in thousands)
Cash paid during the year for:
Interest paid	$30	$15	$538
Income taxes paid	1	-	14

Supplemental disclosure of non-cash investing and financing:
Initial fair value of warrant liability	$10,191	$-	$11,940
Construction in progress included in other current liabilities	4,403	-	4,403
Non-cash warrant expense for warrants issued	-	-	1,964
Conversion of notes payable to common stock	-	-	450
Assets acquired under capital lease	-	-	5,209
Assets acquired under notes payable	-	-	204
Issuance of common stock for services	-	52	765
Conversion of accrued interest payable	-	-	12
Issuance of common stock with reverse merger	-	-	4

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

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements – continued

The following is a summary of cash, cash equivalents, and available-for-sale securities at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Cost	Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$982	$-	$-	$982
Money market funds	2	-	-	2
Corporate notes	15,734	-	-	15,734
Total cash and cash equivalents	$16,718	$-	$-	$16,718

Available-for-sale investments:
US govt. agency obligations	$3,011	$-	$-	$3,011
Corporate notes	3,329	-	-	3,329
Total available-for-sale investments	$6,340	$-	$-	$6,340

	December 31, 2010
	Cost	Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$445	$-	$-	$445
Money market funds	562	-	-	562
US govt. agency obligations	1,631	-	-	1,631
Total cash and cash equivalents	$2,638	$-	$-	$2,638

As of March 31, 2011 and December 31, 2010, unrealized gains or losses on available-for-sale securities included in accumulated other comprehensive income were $0. There was no realized gain or loss on the sale of available-for-sale securities for the three months ended March 31, 2011 or March 31, 2010.

5. FAIR VALUE

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

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements – continued

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
March 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$2	$2	$-	$-
US government agencies	3,011	-	3,011	-
Corporate notes	19,063	-	19,063	-
Total	$22,076	$2	$22,074	$-

December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$562	$562	$-	$-
US government agencies	1,631	-	1,631	-
Total	$2,193	$562	$1,631	$-

Financial liabilities carried at fair value as of December 31, 2010 were classified as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
March 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$8,912	$-	$-	$8,912

December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$1,843	$-	$-	$1,843

As discussed in Note 2, “Summary of Significant Accounting Policies,” the fair value of the warrant liability was initially recorded on the grant date and remeasured at March 31, 2011 using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liability was estimated using the following assumptions at March 31, 2011, February 2, 2011 (date of grant of February 2011 warrants) and December 31, 2010:

	October 2010 Warrants		February 2011 Warrants
	March 31, 2011	December 31, 2010	March 31, 2011	February 2, 2011
Expected volatility	130%	126%	126%	125%
Risk-free interest rate	1.99%	1.91%	2.13%	2.10%
Expected life	4.5 years	4.8 years	4.8 years	5.0 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three month period ended March 31, 2011 (in thousands):

Balance at December 31, 2010	$1,843
Initial fair value of warrants issued in February 2011	10,191
Net decrease in fair value of warrant liability on remeasurment	(3,122)
Balance at March 31, 2011	$8,912

The net decrease in the estimated fair value of the warrant liability was recognized as income under other income (expense) category in the condensed consolidated statements of operations.

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements – continued

6. PROPERTY AND EQUIPMENT

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

Office and laboratory equipment	3 to 5 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement
Leased equipment	Term of lease agreement

The following is a summary of property and equipment, at cost less accumulated depreciation, at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Office and lab equipment	$7,883	$7,882
Leasehold improvements	3,359	3,359
Computer equipment and software	279	279
Construction in progress	6,186	161
	17,707	11,681
Less: accumulated depreciation	(5,591)	(5,034)
Property and equipment, net	$12,116	$6,647

Leasehold improvements include $0.2 million in gross assets acquired under two notes payable with the lessor of the Company’s headquarters (see Note 8, “Notes Payable” for further details). Office and lab equipment include gross assets acquired under capital leases of approximately $2.2 million as March 31, 2011 and $3.8 million as of December 31, 2010. The decrease in leased equipment is due to the Company fulfilling its obligations under two capital leases during the first quarter of 2011 resulting in the Company becoming the owner of the equipment. Construction in progress includes approximately $1.8 million in assets acquired with cash and approximately $4.4 million in costs included in other current liabilities. Amortization of assets under capital leases is included in depreciation expense. For the three months ended March 31, 2011 and 2010, the Company recorded depreciation expense of approximately $0.6 million and $0.4 million, respectively.

Intangible assets - Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. As of March 31, 2011, the Company had capitalized approximately $1.6 million in patent licensing costs. For the three months ended March 31, 2011 and 2010, the Company recorded amortization expense of approximately $26,000 and $18,000, respectively.

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements – continued

7. OTHER CURRENT LIABILITIES

Other current liabilities include the following as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Accrued clinical trial expenses	$173	$7
Accrued consulting fees	30	150
Accrued legal fees	96	168
Accrued construction in progress	4,403	9
Deferred rent	449	424
Other current liabilities	158	212
Total other current liabilities	$5,309	$970

The $4.4 million included in accrued construction in progress as of March 31, 2011 represents progress billings for lab equipment and leasehold improvements related to the construction of the Company’s new Hayward manufacturing facility.

8. NOTES PAYABLE

In January of 2009, the Company relocated to its new headquarters. Related to the relocation, the Company financed leasehold improvements under two notes payable with the lessor of the building. The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018. The second note of $104,000 bears interest at 9.5% and is payable in 24 monthly payments of interest and principal amounting to approximately $5,000 beginning August 1, 2009. The future minimum payments as of March 31, 2011 are as follows (in thousands):

Notes Payable
2011(1)	$31
2012	16
2013	16
2014	16
2015	16
Thereafter	48
Total minimum payments	$143
Less: Amount representing interest	(37)
Present value of minimum payments	$106
Less: Current portion	(27)
Non-current portion of notes payable	$79

(1) For the nine months ending December 31, 2011

9. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not increase the net loss per share.

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is antidilutive. The effect of the options and warrants was antidilutive for the three months ended March 31, 2011 and 2010. The following table shows the total outstanding securities considered antidilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements – continued

	Three Months Ended March 31,
	2011	2010
Options to purchase common stock	1,255	1,184
Options to purchase common stock - outside plan	21	21
Warrants to purchase common stock	26,345	8,649
Total	27,621	9,854

10. COMPREHENSIVE LOSS

Comprehensive loss includes net loss and other comprehensive income (loss), which for us is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity. Comprehensive loss and its components are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(1,710)	$(4,661)
Change in unrealized gain (loss) on securities available-for-sale	-	4
Comprehensive loss	$(1,710)	$(4,657)

11. SHARE-BASED COMPENSATION

Employee Stock Option Plan

On April 6, 2005, in connection with the completion of the reverse merger, the board of directors assumed and adopted the Stock Incentive Plan, as amended, (the “Plan”) of Bionovo Biopharmaceuticals and 699,358 shares of common stock for issuance under the Plan. In May 2006 and June 2008, the shareholders approved increases of 600,000 of additional shares for the option plan resulting in a total of 1,899,358 shares reserved for issuance under the plan. On May 10, 2011, the shareholders approved an increase of 10,100,642 additional shares for the plan, for a total of 12,000,000.

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

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements – continued

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended March 31,
	2011	2010
Research and development	$59	$151
General and administrative	114	214
Total share-based compensation expense	$173	$365

There was no capitalized share-based compensation cost as of March 31, 2011 and there were no recognized tax benefits during the three months ended March 31, 2011 and 2010.

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

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Dividend yield	0%	0%
Expected volatility	152.2%	149.7%
Risk-free interest rate	1.07%	1.48%
Expected life	2.67 years	2.65 years

Share option activity for the three months ended March 31, 2011 was as follows:
	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	1,246	$6.87
Granted	57	0.78
Exercised	-	-
Canceled or forfeited	(48)	5.42
Expired	-	-
Options outstanding at March 31, 2011	1,255	$6.64	3.4	$-
Options exercisable at March 31, 2011	1,102	$6.37	3.3	$-
Options exercisable and options expected to vest at March 31, 2011	1,242	$6.69	3.4	$-

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements – continued

Unvested share activity for the three months ended March 31, 2011 was as follows:

	Unvested Number of Options (in thousands)	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2010	189	$4.83
Granted	57	0.61
Vested	(73)	1.04
Forfeited	(20)	2.26
Unvested balance at March 31, 2011	153	5.40

As of March 31, 2011, the Company had approximately 0.5 million common shares reserved for future grant under its share option plan and there were no shares exercised during the first three months of 2011.

At March 31, 2011, there was $0.4 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 1.0 years.

Issuance of Stock Options

On March 4, 2011, the Board of Directors, on the recommendation of its compensation committee, approved a company-wide grant to employees of approximately 6.3 million options to purchase common shares at $0.79 per share. On March 22, 2011, the Board of Directors approved a grant to non-employee directors of 0.3 million options to purchase common shares at $0.62 per share. The options will vest 20% upon issuance and the remaining 80% will vest over four years. The purpose of the grants was to improve the level of employee ownership in the Company. All options were granted subject to shareholder approval of a commensurate increase in the number of shares available for the grant of options under the Company’s existing share option plan. On May 10, 2011, the shareholders approved the increase in shares available under the Company’s option plan.

12. STOCK WARRANTS

The Company has issued warrants to investors as part of its overall financing strategy. As of March 31, 2011, there were 26.3 million warrants to purchase Bionovo shares outstanding with a weighted average price of $2.92, a weighted average remaining life of 4.22 years and an aggregate exercise price of $77.0 million.

In connection with the closing of the Company’s February 2, 2011 public offering of common shares, the investors were issued five-year warrants to purchase up to an aggregate 15,015,600 shares of the Company’s common stock at an exercise price of $1.30 per share. The warrant agreements include a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes value, in the event of a change in control of the Company. The warrants may also be executed on a cashless basis, in accordance with the terms of the warrant.

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements – continued

The following table summarizes information about all warrants outstanding as of March 31, 2011:

Issue Date	Expiration Date	Number Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
January 2007	January 2012	719	10.62	0.81
October 2007	October 2012	1,491	12.50	1.59
October 2009	October 2014	6,174	4.28	3.52
October 2010	October 2015	2,045	1.64	4.52
February 2011	February 2016	15,916	1.32	4.85
		26,345	2.92	4.22

The estimated fair value of warrants granted in January 2007, October 2007 and October 2009 is included in additional paid-in capital along with the proceeds from issuance of common stock. The estimated fair value of the warrants was calculated using the Black-Scholes valuation model. The following assumptions were used: (i) no expected dividends, (ii) risk free interest rates of 2.2% - 4.0%, (iii) expected volatility of 90% - 187%, and (iv) expected life in the stated life of the warrant. The fair value of the warrants ranged from $0.50 to $4.45.

Warrant Liability

As discussed above and in Note 2, “Summary of Significant Accounting Policies,” the warrants issued in October of 2010 and February of 2011 include provisions that provide the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes value, in the event of a change in control of the Company. Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, and the Company initially recorded a warrant liability of $1.7 million for the October 2010 warrants and a liability of $10.2 million for the February 2011 warrants. The Company remeasured the warrant liability, resulting from these two issuances, at March 31, 2011 and recorded a decrease to the warrant liability of approximately $3.1 million with a corresponding entry to the other income category in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2011. Additional disclosures regarding assumptions used in calculating the fair value of the warrant liability are included in Note 5, “Fair Value.”

The public offering completed on February 2, 2011 did not result in a change of control as defined in the warrant agreements or trigger the cash settlement provisions in relation to the warrants issued in the October 2010 financing transaction.

13. LEASES, COMMITMENTS AND CONTINGENCIES

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $2.2 million at March 31, 2011 and $3.8 million as of December 31, 2010. The decrease in leased equipment is due to the Company fulfilling its obligations under two capital leases during the first quarter of 2011 resulting in the Company becoming the owner of the equipment. Amortization of assets under capital leases is included in depreciation expense. Accumulated amortization at March 31, 2011 and December 31, 2010 was $0.4 million and $1.2 million, respectively.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2021. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $53,000 per month. Operating lease expense totaled approximately $0.5 million for the three months ended March 31, 2011 and $0.5 million for the same period of 2010.

Bionovo, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements – continued

In January of 2011, the Company entered into a ten-year, non-cancelable operating lease agreement for a manufacturing facility in Hayward, California. The lease begins April 1, 2011, and the space will be used for clinical manufacturing operations. Monthly rental payments of $18,750 will begin on April 1, 2011 and will increase over the ten-year period. The Company will gradually assume greater space between the first year and the fourth year for a total of 51,472 square feet beginning with the fourth year and through the end of the lease.

Future minimum lease payments under non-cancelable capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
2011(1)	$793	$1,639
2012	860	2,390
2013	-	2,669
2014	-	3,103
2015	-	3,294
Thereafter	-	13,774
Total minimum lease payments	$1,653	$26,869
Less: Amount representing interest	(81)
Present value of minimum lease payments	$1,572
Less: Current portion of capital lease obligations	(989)
Non-current portion of capital lease obligations	$583

(1) For the nine months ending December 31, 2011

14. INCOME TAX

We do not have any unrecognized tax benefits and do not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended March 31, 2011. As of March 31, 2011, we had recorded a full valuation reserve for all of our recognized tax benefits.

The U.S. Tax Code limits the annual use of net operating loss and tax credit carry forwards in certain situations where changes occur in stock ownership of a company. Due to the financing that occurred in February of 2011, management believes that a change in control has occurred according to Section 382 and 383 of the Internal Revenue Code. Therefore, utilization of the Company’s net operating loss would be limited beginning in 2011. Our net operating losses and tax credit carry forwards are more fully described in our 2010 Annual Report on Form 10-K.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating losses that are being carried forward for tax purposes. We do not believe there will be any material changes in our tax positions over the next 12 months.

15. SUBSEQUENT EVENTS

As disclosed in Note 11, “Share Based Compensation,” on May 10, 2011, the shareholders approved an increase of 10,100,642 additional shares for the plan, for a total of 12,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements located in this Quarterly Report and in our Form 10-K for the year ended December 31, 2010 and other documents filed by us from time to time with the Securities and Exchange Commission. Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipeline, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect us under Item 1A, “Risk Factors” above. We do not undertake any obligation to update forward-looking statements.

Overview

Bionovo, Inc. was originally incorporated in California in February of 2002.  In March of 2004, it reincorporated in the state of Delaware and in June of 2005 changed its name from Bionovo, Inc. to Bionovo Biopharmaceuticals, Inc.  On April 6, 2005, Bionovo Biopharmaceuticals, Inc. became public through a reverse merger with Lighten Up International, Inc. The Company operated as Lighten Up Enterprises International, Inc. until June 29, 2005 when the Company assumed the name Bionovo, Inc. Bionovo, Inc. is incorporated in the state of Delaware.

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

NASDAQ Notice

As of March 14, 2011, the bid price of our common stock has been below $1.00 per share for over 30 consecutive business days and on March 14, 2011, the Company received a letter from The NASDAQ Stock Market stating that it was not in compliance with NASDAQ listing rules because it failed to maintain a minimum bid price of $1.00 per share for the last 30 consecutive business days. NASDAQ granted the Company a period of 180 calendar days to regain compliance. We can provide no assurance that we will be able to regain compliance with NASDAQ’s minimum bid price requirement or comply with the continued listing standards in the future.

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

Our lead drug candidate, Menerba™ (formerly MF-101), represents a new class of receptor sub-type selective estrogen receptor modulator (“SERM”), for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed Menerba to selectively modulate estrogen receptor beta (“ERß”) and we believe it could provide a safe and effective alternative to existing Food and Drug Administration (“FDA”) approved therapies that have been observed to pose a significant risk to women for developing breast cancer, stroke, cardiovascular disease, blood clots and other serious diseases. In preclinical studies, Menerba does not lead to tumor formation in either breast or uterine tissues and it does not increase the risk for clotting. This characteristic, if confirmed in clinical testing, would differentiate Menerba from some existing therapies and other hormone-based therapies in clinical development. We announced the results in 2007 of our completed, multicenter, randomized, double-blinded, placebo-controlled Phase 2 trial, involving 217 women, which showed the higher of two Menerba doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes after 12 weeks of treatment. In addition, treatment with the higher dose of Menerba led to a statistically significant reduction in nighttime awakenings when compared to placebo, which represents superior efficacy to existing non-hormonal therapies in development. We are proceeding with further clinical testing at multiple clinical sites in the U.S. We believe that Menerba’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (“HT”) and other therapies under development and testing.

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

We expect to continue to incur significant operating losses over the next few years, and do not expect to generate profits until and unless Menerba or one of our other drug candidates has been approved and is being marketed with commercial partners. As of March 31, 2011, we had an accumulated deficit of $75.3 million. Historically, we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments.

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

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to clinical trial accruals, income taxes (including the valuation allowance for deferred tax assets), restructuring costs and share-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

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

Warrant Liability

In October of 2010 and February of 2011, we issued warrants to purchase our common shares in connection with a registered direct offering and an underwritten public offering, respectively. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrant agreement that provides the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the “Black-Scholes Model”) value, in the event of a change in control of the Company. The fair value of the warrant liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in “Change in fair value of warrant liability” line item under other income (expense) category in the consolidated statements of operations.

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

Income Tax

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of March 31, 2011, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued that are applicable to us other that those included with our Annual Report on Form 10-K for the year ended December 31, 2010.

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

During the three months ended March 31, 2011 and 2010, we incurred research and development expenses of $3.9 million and $3.8 million, respectively. We expect that research and development expenses will continue to increase as we continue our development of Menerba, Bezielle and other drug candidates.

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

Results of Operations

Revenues

	Three Months Ended March 31,		Change in
	2011	2010	%
	(in thousands)
Revenue	$65	$-	*

During the three months ended March 31, 2011, we recognized revenue of approximately $65,000 under a one-year grant from the National Institutes of Health (“NIH”) awarded in 2010. The $65,000 recognized during the three months ended March 31, 2011 represents the final payment under the grant. There was no revenue recognized during the three months ended March 31, 2010.

Research and Development Expenses

	Three Months Ended March 31,		Change in
	2011	2010	%
	(in thousands)
Research and development expenses	$3,883	$3,806	2%

Research and development (R&D) expenses reflect costs for the development of drugs and include salaries, contractor and consultant fees and other support costs, including employee stock-based compensation expense. R&D expenditures during the three months ended March 31, 2011 and 2010 were consistent. However, we expect R&D expenditures to increase during 2011 as we initiate our Phase 1 and Phase 3 clinical trials for Menerba.

General and Administrative Expenses

	Three Months Ended March 31,		Change in
	2011	2010	%
	(in thousands)
General and administrative expense	$994	$852	17%

General and administrative (G&A) expense includes personnel costs for finance, administration, information systems, marketing, professional fees as well as facilities expenses. We do not currently have any dedicated sales support or marketing personnel. Marketing and communications expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. The $0.1 million increase in G&A expenses in the three months ended March 31, 2011 as compared to the same period in 2010 is primarily related to consulting fees incurred in connection with our investor relations activities supporting our efforts to obtain funding for our development of Menerba.

Other Income (Expense)

	Three Months Ended March 31,		Change in
	2011	2010	%
	(in thousands)
Other income (expense):
Change in fair value of warrant liability	3,122	-	*
Interest income	9	8	13%
Interest expense	(29)	(14)	107%
Other expense, net	-	3	-100%
Total other income (expense)	$3,102	$(3)	-103500%

The change in fair value of warrant liability during the three months ended March 31, 2011 is due to the remeasurement of our warrant liability at March 31, 2011. We did not have any warrant liabilities during the three months ended March 31, 2010. Interest expense includes interest expense from lease agreements for laboratory equipment and two notes payable to finance $0.2 million of leasehold improvements made in 2009. The increase in interest expense for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010 is due to additional capital lease obligations for laboratory equipment entered into in the fourth quarter of 2010.

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

As of March 31, 2011 we had cash, cash equivalents and short term investments of $23.1 million compared to $2.6 million at December 31, 2010. This increase in cash, cash equivalents and short term investments for the three months ended March 31, 2011 is due to proceeds of $27.3 million from our public offering of February 2011 partially offset by net cash used in operating activities of $4.6 million and $2.2 million in expenditures for capital assets, patent costs and payments on our capital lease agreements and notes payable.

Net cash used in investing activities was $8.2 million in the three months ended March 31, 2011 compared to net cash provided by investing activities of $3.7 million during the same period in 2010. The difference in investing activities is due to the purchase of securities from the funds received in our February 2011 public offering whereas during the three months ended March 31, 2010 we transferred funds from our investments to fund operations. Expenditures for capital assets were $1.6 million during the three months ended March 31, 2011 compared with $0.8 million for the same period of 2010. Spending on capital assets in 2011 included laboratory equipment needed to support our Menerba clinical manufacturing operations at our Hayward, California facility that we leased in 2011. Approximately $4.4 million in accrued construction in progress is expected to be paid in cash during the second quarter of 2011. Legal and other costs associated with pending patent application increased by $57,000 for the three months ended March 31, 2011 compared with the same period of 2010 due to the increase in new patent applications filed with the US Patent office.

Net cash provided by financing activities during the three months ended March 31, 2011 primarily consisted of approximately $27.3 million in proceeds from our 2011 public offering.

Financing Transactions

On February 2, 2011, we closed an underwritten public offering and issued 30,031,200 shares of our common stock and 15,015,600 warrants at a price of $1.00 per unit, with each unit including one share of common stock and a warrant to purchase one half of one share of our common stock. The warrants are exercisable any time after the closing date and will expire five years from the date of issuance. The warrants contain a provision that provides the warrant holders with an option to require us to purchase their warrants for cash in an amount equal to their Black-Scholes Model value, in the event of a change in control of the Company. The offering produced approximately $27.3 million, net of financing costs.

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

The length of time that our current cash and cash equivalents, short-term investments and any available borrowings will sustain our operations will be based on, among other things, our prioritization decisions regarding funding for our programs, our progress in our clinical and earlier-stage programs, the time and costs related to current and future clinical trials and regulatory decisions, our research, development, manufacturing and commercialization costs (including personnel costs), the progress in our collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any future licensing opportunities. Based on the proceeds of our recent public offering and our ability to prioritize spending, we believe we have sufficient cash to meet our operating needs for at least the next 12 months.

As of March 31, 2011, we had an accumulated deficit of $75.3 million, working capital of $7.9 million, and total shareholders’ equity of $22.1 million.

Notes Payable

In connection with the move to our new headquarters, we financed leasehold improvements under two notes payable with the lessor of the building. The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018. The second note of $104,000 bears interest at 9.5% and is payable in 24 monthly payments of interest and principal amounting to approximately $5,000 beginning August 1, 2009 and continuing to July 1, 2011. The future minimum payments as of March 31, 2011 are as follows (in thousands):

Notes Payable
2011(1)	$31
2012	16
2013	16
2014	16
2015	16
Thereafter	48
Total minimum payments	$143
Less: Amount representing interest	(37)
Present value of minimum payments	$106
Less: Current portion	(27)
Non-current portion of notes payable	$79

(1) For the nine months ending December 31, 2011

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at March 31, 2011 are disclosed in the following table (in thousands).

	Total	2011	2012	2013	2014	2015	2016 and beyond
Contractual obligations	$4,403	$4,403	$-	$-	$-	$-	$-
Operating lease obligations	26,869	1,639	2,390	2,669	3,103	3,294	13,774
Notes payable	143	31	16	16	16	16	48
Capital lease obligations	1,653	793	860	-	-	-	-
Total contractual commitments	$33,068	$6,866	$3,266	$2,685	$3,119	$3,310	$13,822

Off-Balance Sheet Financings and Liabilities

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Subsequent Events

Increase in Shares Available Under Option Plan

In March of 2011, the Board of Directors approved company-wide grants to employees and non-employee directors of approximately 6.6 million options to purchase common shares. The options will vest 20% upon issuance and the remaining 80% will vest over four years. All options were granted subject to shareholder approval of a commensurate increase in the number of shares available for the grant of options under our existing share option plan. On May 10, 2011, our shareholders approved the increase resulting in a total of 12,000,000 shares available under the plan.

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

As of March 31, 2011, we had cash, cash equivalents and short-term investments of $23.1 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

The fair market value of our warrant liability is calculated using the Black-Scholes pricing model which requires inputs such as expected life, expected volatility and risk-free interest rate in addition to the fair value of the Company’s stock as of the measurement date. Fluctuations in the Company’s stock price may result in significant fluctuations in the fair value of the warrant liability.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1a.   RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2010 Annual Report on Form 10-K as filed on March 16, 2011.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     Removed and reserved.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit
Number

3.1	Certificate of Incorporation of the registrant dated as of June 27, 2005. (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of the registrant dated May 9, 2007. (2)

3.3	Certificate of Amendment of the Certificate of Incorporation of the registrant dated July 7, 2010. (3)

3.4	Certificate of Amendment of the Certificate of Incorporation of the registrant dated August 27, 2010. (4)

3.5	Amended and Restated By-Laws of the registrant. (5)

10.1*	Lease Agreement with BMR – Bridgeview Technology Park LLC

31.1*	Certification of Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2007.
(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 16, 2010.
(4)	Incorporated by reference to the registrant’s Amendment No. 1 to its Registration Statement on Form S-1, filed with the SEC on January 21, 2011.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of May 2011.

BIONOVO, INC.

By:	/s/ Isaac Cohen
Isaac Cohen
Chairman and Chief Executive Officer

By:	/s/ Thomas Chesterman
Thomas Chesterman
Senior Vice President and Chief Financial Officer