Form 10-Q
period 2011-06-30
BIONOVO INC
filed 2011-08-03
CIK 1203957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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

As of July 29, 2011, 54,561,312 shares of the registrant’s common stock, par value $0.0001, were outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and from February 1, 2002 (date of inception) to June 30, 2011	2
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and from February 1, 2002 (date of inception) to June 30, 2011	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1a.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Removed and Reserved	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

Signatures		31

i

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Bionovo, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
	June 30, 2011	December 31, 2010
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,036	$2,638
Short-term investments	5,919	-
Receivables	45	49
Prepaid expenses	933	973
Other current assets	502	396
Total current assets	14,435	4,056
Property and equipment, net	12,326	6,647
Patent pending, net	1,529	1,259
Other assets	1,101	1,020
Total assets	$29,391	$12,982

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$383	$655
Accrued compensation and benefits	594	901
Current portion of lease obligations	1,040	1,055
Current portion of notes payable	13	40
Warrant liability	10,333	1,843
Other current liabilities	1,309	970
Total current liabilities	13,672	5,464
Non-current portion of lease obligations	388	836
Non-current portion of notes payable	77	81
Total liabilities	14,137	6,381

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value, 340,000,000 shares authorized, 54,561,312 and 24,530,112 shares outstanding at June 30, 2011 and December 31, 2010, respectively	5	2
Additional paid-in capital	98,374	80,145
Accumulated other comprehensive income	3	-
Accumulated deficit	(83,128)	(73,546)
Total shareholders’ equity	15,254	6,601
Total liabilities and shareholders’ equity	$29,391	$12,982

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,		Accumulated from February 1, 2002 (Date of inception) to June 30,
	2011	2010	2011	2010	2011

Revenues	$-	$14	$65	$14	$1,858

Operating expenses:
Research and development	5,506	3,328	9,390	7,135	63,738
General and administrative	931	788	1,925	1,639	23,053
Merger cost	-	-	-	-	1,964
Total operating expenses	6,437	4,116	11,315	8,774	88,755

Loss from operations	(6,437)	(4,102)	(11,250)	(8,760)	(86,897)

Other income (expense):
Change in fair value of warrant liability	(1,421)	-	1,701	-	2,437
Interest income	9	6	18	14	2,109
Interest expense	(25)	(10)	(54)	(24)	(575)
Other income (expense)	3	(14)	3	(11)	(202)
Total other income (expense)	(1,434)	(18)	1,668	(21)	3,769

Net loss	$(7,871)	$(4,120)	$(9,582)	$(8,781)	$(83,128)
Basic and diluted net loss per common share	$(0.14)	$(0.19)	$(0.20)	$(0.41)	$(6.43)

Shares used in computing basic and diluted net loss per share	54,561	21,524	49,086	21,516	12,919

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,		Accumulated from February 1, 2002 (Date of inception) to June 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(9,582)	$(8,781)	$(83,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,305	807	6,766
Stock-based compensation expense	1,211	542	6,782
Amortization and accretion of investments	35	106	304
Non-cash compensation for warrants issued	-	-	1,964
Amortization of note discount	-	-	139
Amortization of deferred stock compensation	-	-	16
Change in fair value of warrrant liability	(1,701)	-	(2,437)
Loss on disposal of property and equipment	-	5	148
Noncash adjustment to available-for-sale securities	-	3	1
Changes in assets and liabilities:
Receivables	4	202	(45)
Prepaid expenses and other current assets	(66)	(380)	(835)
Other assets	(83)	40	(1,073)
Accounts payable	(272)	41	383
Accrued compensation and benefits	(307)	36	594
Other accrued liabilities	339	145	1,309
Net cash used in operating activities	(9,117)	(7,234)	(69,112)

Cash flows from investing activities:
Capital expenditures	(6,763)	(1,023)	(14,610)
Proceeds from sale-leaseback transaction	-	-	1,205
Acquisition of intangible assets	(322)	(298)	(1,804)
Purchases of available-for-sale securities	(6,951)	(920)	(48,643)
Proceeds from sales and maturities of investments	1,000	11,000	42,424
Net cash (used in) provided by investing activities	(13,036)	8,759	(21,428)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	27,211	-	96,774
Payments under capital lease obligation	(630)	(313)	(3,948)
Payments under notes payable	(30)	(30)	(113)
Proceeds from exercise of warrants and options	-	-	5,000
Payments of convertible notes payable	-	-	(50)
Payments for financing costs for convertible notes	-	-	(87)
Net cash provided by (used in) financing activities	26,551	(343)	97,576

Net increase in cash and cash equivalents	4,398	1,182	7,036
Cash and cash equivalents at the beginning of the period	2,638	2,799	-
Cash and cash equivalents at the end of the period	$7,036	$3,981	$7,036

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  BUSINESS AND ORGANIZATION

Formation of the Company

Bionovo, Inc., (“the Company”) was originally incorporated in California in February of 2002.  In March of 2004, it reincorporated in the state of Delaware and in June of 2005 changed its name from Bionovo, Inc. to Bionovo Biopharmaceuticals, Inc.  On April 6, 2005, Bionovo Biopharmaceuticals, Inc. became public through a reverse merger with Lighten Up International, Inc., whereby Lighten Up Enterprises International, Inc. acquired all the outstanding shares of Bionovo Biopharmaceuticals, Inc. in exchange for 8,422,490 restricted shares of its common stock in a reverse triangular merger. The acquisition was accounted for as a reverse merger in which Bionovo Biopharmaceuticals, Inc. was deemed to be the accounting acquirer. The Company operated as Lighten Up Enterprises International, Inc. until June 29, 2005 when the Company assumed the name Bionovo, Inc. The historical financial information presented herein is that of Bionovo Biopharmaceuticals, Inc. (as adjusted for any difference in the par value of each entity’s stock with an offset to capital in excess of par value).  Financial information subsequent to the reverse merger is that of the merged entity, Bionovo, Inc.

Bionovo, Inc. is incorporated in the state of Delaware.

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

Liquidity and Going Concern

The Company has sustained recurring losses and negative cash flows from operations. At June 30, 2011, the Company had an accumulated deficit of $83.1 million, working capital of $0.8 million and shareholders’ equity of $15.3 million. Over the past years, the Company has been funded through a combination of private equity, debt, lease financing and public offerings. As of June 30, 2011, the Company had $7.04 million in cash and cash equivalents and $5.92 million in short-term securities, for a total of $13.0 million.

The Company has experienced and continues to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise substantial additional capital to fully pursue its business plan before the end of 2011. The Company is currently pursuing a variety of funding options, including government grants, partnering/co-investment, venture debt equity offerings and commercial licensing agreements for its products. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If the Company is not successful in its efforts to raise additional funds by the end of 2011, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.  Without substantial reductions or eliminations of its development programs, the Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the twelve months following June 30, 2011.

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

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2011, the consolidated results of the Company’s operations for the three and six months ended June 30, 2011 and 2010 and inception to date from February 1, 2002 to June 30, 2011, and the Company’s cash flows for the six months ended June 30, 2011 and 2010 and inception to date from February 1, 2002 to June 30, 2011.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Revenue is generated from collaborative research and development arrangements, technology licenses, government grants and contracts.  Revenue is recognized when the four basic criteria of revenue recognition are met: (i) a contractual agreement exists; (ii) transfer of technology (intellectual property) has been completed or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

Revenue from technology licenses or other payments under collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. Revenue from government contracts is recognized on a qualified cost reimbursement basis.  Revenue from grants received on a refundable tax credit basis is recognized when awarded.

During the first six months of 2011, the Company recognized approximately $65,000 in revenue from a National Institutes of Health grant.

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

Warrant Liability

In October of 2010 and February of 2011, the Company issued warrants to purchase Bionovo’s common shares.  The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrant agreements that provides the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the “Black-Scholes Model”) value, in the event of a change in control of the Company. The fair value of the warrant liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in “Change in fair value of warrant liability” line item under other income (expense) category in the condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

In June of 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted.  The Company has not chosen to early adopt the provisions of this update.  The future adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In May of 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and disclosure Requirements in U. S. GAAP & IFRS,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The future adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

3.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table shows supplemental cash flows for the six months ended June 30, 2011 and 2010 and inception to date from February 1, 2002 through June 30, 2011 (in thousands).

	Six Months Ended June 30,		Accumulated from February 1, 2002 (Date of inception) to June 30,
	2011	2010	2011
Supplemental disclosure of cash flow information:
Interest paid	$55	$27	$563
Income taxes paid	$1	$1	$15

Supplemental disclosure of non-cash investing and financing
Initial fair value of warrant liability	$10,191	$-	$11,940
Non-cash warrant expense for warrants issued	$-	$-	$1,964
Conversion of notes payable to common stock	$-	$-	$450
Assets acquired under capital lease	$167	$-	$5,376
Assets acquired under notes payable	$-	$-	$204
Issuance of common stock for services	$-	$-	$765
Conversion of accrued interest payable	$-	$-	$12
Issuance of common stock with reverse merger	$-	$-	$4

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

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The following is a summary of cash, cash equivalents, and available-for-sale securities at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Cost	Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$907	$-	$-	$907
Money market funds	4,018	-	-	4,018
US govt. agency obligations	811	-	-	811
Corporate notes	1,300	-	-	1,300
Total cash and cash equivalents	$7,036	$-	$-	$7,036

Available-for-sale investments:
US govt. agency obligations	$3,008	$2	$-	$3,010
Corporate notes	2,908	1	-	2,909
Total available-for-sale investments	$5,916	$3	$-	$5,919

	December 31, 2010
	Cost	Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$445	$-	$-	$445
Money market funds	562	-	-	562
US govt. agency obligations	1,631	-	-	1,631
Total cash and cash equivalents	$2,638	$-	$-	$2,638

As of June 30, 2011 and December 31, 2010, unrealized gains on available-for-sale securities included in accumulated other comprehensive income were approximately $3,000 and $0, respectively. Changes in unrealized gains on available-for-sale securities amounted to approximately $3,000 for the three and six months ended June 30, 2011 and $0 for the three and six months ended June 30, 2010.

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

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
June 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$4,018	$4,018	$-	$-
US government agency obligations	3,821	-	3,821	-
Corporate notes	4,209	-	4,209	-
Total	$12,048	$4,018	$8,030	$-

December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$562	$562	$-	$-
US government agencies	1,631	-	1,631	-
Total	$2,193	$562	$1,631	$-

Financial liabilities carried at fair value as of June 30, 2011 and December 31, 2010 were classified as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
June 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$10,333	$-	$-	$10,333

December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$1,843	$-	$-	$1,843

As discussed in Note 2, “Summary of Significant Accounting Policies,” the fair value of the warrant liability was remeasured at June 30, 2011 using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The fair value of the warrant liability was estimated using the following assumptions at June 30, 2011, February 2, 2011 (date of grant of February 2011 warrants), and December 31, 2010:

	October 2010 Warrants		February 2011 Warrants
	June 30, 2011	December 31, 2010	June 30, 2011	February 2, 2011
Expected volatility	129%	126%	129%	125%
Risk-free interest rate	1.42%	1.91%	1.56%	2.10%
Expected life	4.3 years	4.8 years	4.6 years	5.0 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three month period ended June 30, 2011 (in thousands):

Balance at December 31, 2010	$1,843
Initial fair value of warrants issued in February 2011	10,191
Net decrease in fair value of warrant liability on remeasurement	(1,701)
Balance at June 30, 2011	$10,333

The change in the fair value of the warrant liability from remeasurement resulted in a net loss of $1.4 million for the three months ended June 30, 2011 and in a net gain of $1.7 million for the six months ended June 30, 2011.

6.  PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Office and Laboratory equipment	3 to 5 years
Computer equipment and software	3 years
Leased equipment	Term of lease agreement
Leasehold improvements	Term of lease agreement

The following is a summary of property and equipment at cost less accumulated depreciation as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Office and lab equipment	$9,391	$8,030
Leasehold improvements	8,860	3,368
Computer equipment and software	357	283
	18,608	11,681
Less: accumulated depreciation	(6,282)	(5,034)
Property and equipment, net	$12,326	$6,647

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

Leasehold improvements include $0.2 million in gross assets acquired under two notes payable with the lessor of the Company’s headquarters (see Note 8, “Notes Payable” for further details).  Office and lab equipment include gross assets acquired under capital leases of approximately $2.4 million as of June 30, 2011 and $3.8 million as of December 31, 2010.  Amortization of assets under capital leases is included in depreciation expense.  For the three and six months ended June 30, 2011 the Company recorded depreciation expense of approximately $0.7 million and $1.3 million, respectively compared with approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2010, respectively.

Intangible assets - Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. As of June 30, 2011, the Company had capitalized $1.7 million in patent licensing costs. For the three and six months ended June 30, 2011 the Company recorded amortization expense of approximately $29,000 and $54,000, respectively compared with approximately $20,000 and $37,000 for the three and six months ended June 30, 2010, respectively.

7.  OTHER CURRENT LIABILITIES

Other current liabilities include the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Accrued clinical trial expenses	$240	$7
Accrued consulting fees	74	150
Accrued legal fees	83	168
Deferred rent	490	424
Other current liabilities	422	221
Total other current liabilities	$1,309	$970

8.  NOTES PAYABLE

In January of 2009, the Company relocated to its new headquarters.  Related to the relocation, the Company financed leasehold improvements under two notes payable with the lessor of the building.  The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018.  The second note of $104,000 bears interest at 9.5% and is payable in 24 monthly payments of interest and principal amounting to approximately $5,000 beginning August 1, 2009.  The future minimum payments as of June 30, 2011 are as follows (in thousands):

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

Notes Payable
2011 (1)	$13
2012	16
2013	16
2014	16
2015	16
Thereafter	47
Total minimum payments	$124
Less: Amount representing interest	(34)
Present value of minimum payments	$90
Less: Current portion	(13)
Long-term portion of notes payable	$77

(1) For the six months ending December 31, 2011

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

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is antidilutive.  The effect of the options and warrants was antidilutive for the three and six months ended June 30, 2011 and June 30, 2010.  The following table shows the total outstanding securities considered antidilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options to purchase common stock	7,734	1,164	7,734	1,164
Options to purchase common stock - outside plan	21	21	21	21
Warrants to purchase common stock	26,345	8,384	26,345	8,384
Total	34,100	9,569	34,100	9,569

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

10.  COMPREHENSIVE LOSS

Comprehensive loss includes net loss and other comprehensive income, which for us is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity (deficit). Comprehensive loss and its components are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(7,871)	$(4,120)	$(9,582)	$(8,781)
Changes in unrealized gains (losses) on securities available-for-sale	3	1	3	5
Comprehensive loss	$(7,868)	$(4,119)	$(9,579)	$(8,776)

11.  SHARE-BASED COMPENSATION

Employee Stock Option Plan

On April 6, 2005, in connection with the completion of the reverse merger, the board of directors assumed and adopted the Stock Incentive Plan, as amended, (the “Plan”) of Bionovo Biopharmaceuticals and 699,358 shares of common stock for issuance under the Plan. In May 2006 and June 2008, the shareholders approved increases totaling 1,200,000 of additional shares for the option plan resulting in a total of 1,899,358 shares reserved for issuance under the plan.  On May 10, 2011, the shareholders approved an increase of 10,100,642 additional shares for the plan, for a total of 12,000,000.

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

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$779	$65	$838	$216
General and administrative	259	111	373	326
Total share-based compensation expense	$1,038	$176	$1,211	$542

There was no capitalized share-based compensation cost as of June 30, 2011 and there were no recognized tax benefits during the three and six months ended June 30, 2011 and 2010.

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

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dividend yield	0%	0%	0%	0%
Expected volatility	137.2%	149.7%	137.3%	149.7%
Risk-free interest rate	1.23%	1.48%	1.23%	1.48%
Expected life	3.47 years	2.65 years	3.47 years	2.65 years

Share option activity for the six months ended June 30, 2011 was as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	1,246	$6.87
Granted	6,791	0.77
Exercised	-	-
Forfeited or canceled	(303)	3.40
Expired	-	-
Options outstanding at June 30, 2011	7,734	$1.65	4.6	$138
Options exercisable at June 30, 2011	2,106	$3.49	4.1	$9
Options exercisable and options expected to vest at June 30, 2011	6,078	$1.88	4.6	$104

Unvested share activity for the six months ended June 30, 2011 was as follows:

	Unvested Number of Options (in thousands)	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2010	189	$4.83
Granted	6,791	0.62
Vested	(1,316)	0.68
Forfeited	(36)	2.29
Unvested balance at June 30, 2011	5,628	$0.73

As of June 30, 2011, the Company had approximately 4.2 million common shares reserved for future grant under its share option plan and there were no shares exercised during the first six months of 2011.

At June 30, 2011, there was $2.4 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 3.6 years.

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

12.  STOCK WARRANTS

The Company has issued warrants to investors as part of its overall financing strategy. As of June 30, 2011, there were 26.3 million warrants to purchase Bionovo shares outstanding with a weighted average price of $2.92, a weighted average remaining life of 3.97 years and an aggregate exercise price of $77.0 million.

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

The following table summarizes information about all warrants outstanding as of June 30, 2011:

Issue Date	Expiration Date	Number Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
January 2007	January 2012	719	10.62	0.56
October 2007	October 2012	1,491	12.50	1.34
October 2009	October 2014	6,174	4.28	3.27
October 2010	October 2015	2,045	1.64	4.27
February 2011	February 2016	15,916	1.32	4.60
		26,345	2.92	3.97

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

Warrant Liability

As discussed above and in Note 2, “Summary of Significant Accounting Policies,” the warrants issued in October of 2010 and February of 2011 include provisions that provide the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes value, in the event of a change in control of the Company. Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model and the Company initially recorded a warrant liability of $1.7 million for the October 2010 warrants and a liability of $10.2 million for the February 2011 warrants. The Company remeasured the warrant liability resulting from these two issuances at March 31, 2011 and June 30, 2011 and recorded adjustments resulting in a net decrease for the six months ended June 30, 2011 to the warrant liability of approximately $1.7 million with a corresponding entry to the other income category in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2011.  Additional disclosures regarding assumptions used in calculating the fair value of the warrant liability are included in Note 5, “Fair Value.”

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

13.  LEASES, COMMITMENTS AND CONTINGENCIES

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $2.4 million at June 30, 2011 and $3.8 million as of December 31, 2010. Amortization of assets under capital leases is included in depreciation expense and accumulated amortization at June 30, 2011 and December 31, 2010 was $0.7 million and $1.2 million, respectively.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2021. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $52,000 per month. Operating lease expense totaled approximately $0.5 million and $1.1 million for the three and six months ended June 30, 2011 and $0.5 million and $1.1 million during the corresponding periods of 2010.

In January of 2011, the Company entered into a ten-year, non-cancelable operating lease agreement for a manufacturing facility in Hayward, California.  The lease began April 1, 2011, and the space is being used for clinical manufacturing operations.  Monthly rental payments of $18,750 began on April 1, 2011 and will increase over the ten-year period. The Company will gradually assume greater space between the first year and the fourth year for a total of 51,472 square feet beginning with the fourth year and through the end of the lease.

The Company leases 4,315 square feet of laboratory space in Colorado, wherein its analytical laboratories are housed.  The lease term expired in April of 2011 and the lease was extended on a month-to-month basis.  The Company intends to relocate its operations to its new facility in Hayward.

Future minimum lease payments under non-cancelable capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
2011 (1)	$554	$1,104
2012	905	2,390
2013	45	2,669
2014	-	3,103
2015	-	3,294
Thereafter	-	13,774
Total minimum lease payments	$1,504	$26,334
Less: Amount representing interest	(76)
Present value of minimum lease payments	$1,428
Less: Current portion	(1,040)
Obligations under capital lease, net of current portion	$388

(1) For the six months ending December 31, 2011

14.  INCOME TAX

We do not have any unrecognized tax benefits and do not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the three and six months ended June 30, 2011 and 2010.  As of June 30, 2011 and December 31, 2010, we had recorded a full valuation reserve for all of our recognized tax benefits.

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

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of filing of these financial statements with the SEC, and has determined that there are no items to disclose.

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

Overview

Bionovo, Inc. was originally incorporated in California in February of 2002.  In March of 2004, it reincorporated in the state of Delaware and in June of 2005 changed its name from Bionovo, Inc. to Bionovo Biopharmaceuticals, Inc.  On April 6, 2005, Bionovo Biopharmaceuticals, Inc. became public through a reverse merger with Lighten Up International, Inc., whereby Lighten Up Enterprises International, Inc. acquired all the outstanding shares of Bionovo Biopharmaceuticals, Inc. in exchange for 8,422,490 restricted shares of its common stock in a reverse triangular merger. The acquisition was accounted for as a reverse merger in which Bionovo Biopharmaceuticals, Inc. was deemed to be the accounting acquirer. The Company operated as Lighten Up Enterprises International, Inc. until June 29, 2005 when the Company assumed the name Bionovo, Inc. The historical financial information presented herein is that of Bionovo Biopharmaceuticals, Inc. (as adjusted for any difference in the par value of each entity’s stock with an offset to capital in excess of par value).  Financial information subsequent to the reverse merger is that of the merged entity, Bionovo, Inc.

Bionovo, Inc. is incorporated in the state of Delaware.

Reverse Stock Split

In August of 2010, we implemented a 1-for-5 reverse split of our common stock to address The Nasdaq Capital Market’s continuing listing requirement that our stock price exceed $1.00. On September 15, 2010, we were informed by The Nasdaq Capital Market that we had resolved such continuing listing deficiency.

NASDAQ Notice

As of March 14, 2011, the bid price of our common stock has been below $1.00 per share for over 30 consecutive business days and on March 14, 2011, the Company received a letter from The NASDAQ Stock Market stating that it was not in compliance with NASDAQ listing rules because it failed to maintain a minimum bid price of $1.00 per share for the last 30 consecutive business days. NASDAQ granted the Company a period of 180 calendar days to regain compliance.  In the event we do not regain compliance with the listing rule prior to the expiration of the compliance period, we may be eligible for an additional grace period of 180 days if we meet NASDAQ Capital Market initial listing standards, with the exception of the bid price requirement.  We can provide no assurance that we will be able to regain compliance with NASDAQ’s minimum bid price requirement or comply with the continued listing standards in the future.

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

During the first six months of 2011, we completed the development of a cGMP manufacturing facility in preparation for the Phase 3 clinical trial of Menerba. We also launched the production of 10 clinical batches of Menerba, completed 13-week animal toxicology studies in rats and dogs evaluating the safety of Menerba and completed enrollment to a tolerability clinical trial assessing the safety and tolerability of higher doses of Menerba to be evaluated in the Company’s Phase 3 trial of Menerba.

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

We expect to continue to incur significant operating losses over the next few years, and do not expect to generate profits until and unless Menerba or one of our other drug candidates has been approved and is being marketed with commercial partners. As of June 30, 2011, we had an accumulated deficit of $83.1 million. Historically, we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments.

We will need to raise and are pursuing additional funds through grants, strategic collaborations, public or private equity or debt financing, commercial licensing agreements for our products or other funding sources. This funding may not be available on acceptable terms, or at all, and may be dilutive to shareholder interests.

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

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to clinical trial accruals, income taxes (including the valuation allowance for deferred tax assets), and share-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

We consider the following accounting policies related to revenue recognition, clinical trial accruals, share-based compensation, income tax and research and development expenses to be the most critical accounting policies, because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Our revenues are derived from collaborative research and development arrangements, technology licenses, and government grants and contracts.

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

Revenue from government contracts is recognized on a qualified cost reimbursement basis.  Revenue from grants received on a refundable tax credit basis is recognized when awarded.

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

Income Tax

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of June 30, 2011, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

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

During the three and six months ended June 30, 2011, we incurred research and development expenses of $5.5 million and $9.4 million, respectively compared with $3.3 million and $7.1 million for the same periods in 2010. We expect that research and development expenses will continue to increase as we continue our development of Menerba, Bezielle and other drug candidates.

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

Recent Accounting Pronouncements

In June of 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted.  We have not chosen to early adopt the provisions of this Update.  The future adoption of this update is not expected to have a material impact on our consolidated financial statements other than to change presentation.

In May of 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and disclosure Requirements in U. S. GAAP & IFRS,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The future adoption of ASU 2011-04 is not expected to have a material impact on our consolidated financial statements.

Results of Operations

Revenues

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
	2011	2010	%	2011	2010	%
	(1,000's)	(1,000's)		(1,000's)	(1,000's)
Revenues	$-	$14	-100%	$65	$14	364%

During the six months ended June 30, 2011, we recognized revenue of approximately $65,000 under a one-year grant from the National Institutes of Health (“NIH”) awarded in 2010.  The $65,000 recognized during the six months ended June 30, 2011 represented the final payment under the grant.  The $14,000 in revenue recognized during the three and six months ended June 30, 2010 related to limited research services provided to one customer and was not significant to our operations as a whole.

Research and Development Expenses

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
	2011	2010	%	2011	2010	%
	(1,000's)	(1,000's)		(1,000's)	(1,000's)
Research and development expenses	$5,506	$3,328	65%	$9,390	$7,135	32%

Research and development (“R&D”) expenses reflect costs for the development of drugs and include salaries, contractor and consultant fees and other support costs, including employee stock-based compensation expense. The increase in R&D expenses for the three and six months ended June 30, 2011 and June 30, 2010 represent costs associated with the start-up of our cGMP manufacturing facility in Hayward, California in preparation for the Phase 3 clinical trial of Menerba. The Company also launched the production of ten clinical batches of Menerba, completed 13-week animal toxicology studies evaluating the safety of Menerba and completed enrollment to a tolerability clinical trial assessing the safety and tolerability of higher doses of Menerba to be evaluated in the Company’s Phase 3 trial of Menerba.  In addition, we recognized approximately $0.7 million in stock compensation expense related to options granted to R&D employees in May 2011.

We lease 4,315 square feet of laboratory space in Colorado, wherein our analytical laboratories are housed.  The lease term expired in April of 2011 and the lease was extended on a month-to-month basis.  We intend to relocate the Colorado operations to our new facility in Hayward, California.

General and Administrative Expenses

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
	2011	2010	%	2011	2010	%
	(1,000's)	(1,000's)		(1,000's)	(1,000's)
General and administrative expense	$931	$788	18%	$1,925	$1,639	17%

General and administrative (“G&A”) expense includes personnel costs for finance, administration, information systems, marketing, professional fees as well as facilities expenses. We do not currently have any dedicated sales support or marketing personnel. Marketing and communications expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. The increase in G&A expenses for the three and six months ended June 30, 2011 compared with the same periods of 2010 are primarily due to approximately $0.14 million in stock compensation expense related to options granted to G&A employees in May 2011.

Other Income (Expense)

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
	2011	2010	%	2011	2010	%
	(1,000's)	(1,000's)		(1,000's)	(1,000's)
Other income (expense):
Change in fair value of warrant liability	$(1,421)	$-	0%	$1,701	$-	0%
Interest income	9	6	50%	18	14	29%
Interest expense	(25)	(10)	150%	(54)	(24)	125%
Other expense, net	3	(14)	-121%	3	(11)	-127%
Total other income (expense)	$(1,434)	$(18)	7867%	$1,668	$(21)	-8043%

The change in fair value of warrant liability during the three and six months ended June 30, 2011 is due to the remeasurement of our warrant liability at March 31, 2011 and June 30, 2011 and was driven by fluctuations in our stock price.  We did not have any warrant liabilities during the three and six months ended June 30, 2010.

Interest expense includes interest expense from lease agreements for laboratory equipment and two notes payable to finance $0.2 million of leasehold improvements.  The increase in interest expense for the three and six months ended June 30, 2011 compared with the same periods of 2010 is due to the addition of new commitments for additional leased laboratory equipment.

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

As of June 30, 2011 we had cash, cash equivalents and short term investments of $13.0 million compared to $2.6 million at December 31, 2010. This increase in cash, cash equivalents and short term investments for the six months ended June 30, 2011 is due to proceeds of $27.2 million from our public offering of February 2011 partially offset by net cash used in operating activities of $9.1 million, $6.8 million in expenditures for capital assets and $1.0 million in expenditures for patent costs and payments on our capital lease agreements and notes payable.

Net cash used in investing activities was $13.0 million during the six months ended June 30, 2011 compared to net cash provided by investing activities of $8.8 million during the same period in 2010. Cash used in net short-term investment activities was $6.0 million during the six months ended June 30, 2011 compared to cash provided by net short-term investment activities of $10.0 million during the same period in 2010.  In 2011, we invested proceeds from our February 2011 financing in short-term investments whereas during the first six months of 2010 we used the proceeds from short-term investments to fund operations. Expenditures for capital assets were $6.8 million during the six months ended June 30, 2011 compared with $1.0 million for the same period of 2010.  The increase in spending on capital assets in 2011 was due to laboratory equipment purchases to support the start-up of our cGMP manufacturing facility in Hayward, California.

Net cash provided by financing activities during the six months ended June 30, 2011 was primarily attributable to approximately $27.2 million in net proceeds from our 2011 public offering.

Financing Transactions

On February 2, 2011, we closed an underwritten public offering and issued 30,031,200 shares of our common stock and 15,015,600 warrants at a price of $1.00 per unit, with each unit including one share of common stock and a warrant to purchase one half of one share of our common stock.  The warrants are exercisable any time after the closing date and will expire five years from the date of issuance.  The warrants contain a provision that provides the warrant holders with an option to require us to purchase their warrants for cash in an amount equal to their Black-Scholes Model value, in the event of a change in control of the Company.  The offering produced approximately $27.2 million, net of financing costs.

Going Concern

We will need to obtain substantial amounts of cash to achieve our objectives of internally developing drugs, which may take many years and potentially significantly more amounts of cash to develop. If we decide to market and commercialize any other drug candidate independently or with a partner, we may need to invest heavily in associated manufacturing, marketing and commercialization costs. Such costs will be substantial and some will need to be incurred prior to receiving marketing approval. We do not currently have adequate internal liquidity to meet these objectives in the long term. To do so, we will need to continue our partnering activities and look to other external sources of liquidity, including the public and private financial markets and strategic partners.

The length of time that our current cash and cash equivalents, short-term investments and any available borrowings will sustain our operations will be based on, among other things, our prioritization decisions regarding funding for our programs, our progress in our clinical and earlier-stage programs, the time and costs related to current and future clinical trials and regulatory decisions, our research, development, manufacturing and commercialization costs (including personnel costs), the progress in our collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any future licensing opportunities.  Without substantial reductions or eliminations of our development programs, we do not expect that our cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for the twelve months following June 30, 2011.

As of June 30, 2011, we had an accumulated deficit of $83.1 million, working capital of $0.8 million and total shareholders’ equity of $15.3 million.

Notes Payable

In connection with the move to our new headquarters, we financed leasehold improvements under two notes payable with the lessor of the building.  The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018.  The second note of $104,000 bears interest at 9.5% and is payable in 24 monthly payments of interest and principal amounting to approximately $5,000 beginning August 1, 2009 and continuing to July 1, 2011.  The future minimum payments as of June 30, 2011 are as follows (in thousands):

Notes Payable
2011 (1)	$13
2012	16
2013	16
2014	16
2015	16
Thereafter	47
Total minimum payments	$124
Less: Amount representing interest	(34)
Present value of minimum payments	$90
Less: Current portion	(13)
Long-term portion of notes payable	$77

(1) For the six months ending December 31, 2011

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at June 30, 2011 are disclosed in the following table (in thousands).

	Total	2011	2012	2013	2014	2015	2016 and beyond
Contractual obligations	$255	$255	$-	$-	$-	$-	$-
Operating lease obligations	26,334	1,104	2,390	2,669	3,103	3,294	13,774
Notes payable	124	13	16	16	16	16	47
Capital lease obligations	1,504	554	905	45	-	-	-
Total contractual commitments	$28,217	$1,926	$3,311	$2,730	$3,119	$3,310	$13,821

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

As of June 30, 2011, we had cash, cash equivalents and short-term investments of $13.0 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

The fair market value of our warrant liability is calculated using the Black-Scholes pricing model which requires inputs such as expected life, expected volatility and risk-free interest rate in addition to the fair value of the Company’s stock as of the measurement date. Fluctuations in the Company’s stock price may result in significant fluctuations in the fair value of the warrant liability.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      Removed and reserved.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit
Number

3.1	Certificate of Incorporation of the registrant dated as of June 27, 2005. (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of the registrant dated May 9, 2007. (2)
3.3	Certificate of Amendment of the Certificate of Incorporation of the registrant dated July 7, 2010. (3)
3.4	Certificate of Amendment of the Certificate of Incorporation of the registrant dated August 27, 2010. (4)
3.5	Amended and Restated By-Laws of the registrant. (5)
31.1*	Certification of Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Document

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2007.
(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 16, 2010.
(4)	Incorporated by reference to the registrant’s Amendment No. 1 to its Registration Statement on Form S-1, filed with the SEC on January 21, 2011.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of August 2011.

BIONOVO, INC.

By:	/s/ Isaac Cohen
Isaac Cohen
Chairman and Chief Executive Officer

By:	/s/ Thomas Chesterman
Thomas Chesterman
Senior Vice President and Chief Financial Officer