Form 10-Q
period 2011-09-30
BIONOVO INC
filed 2011-11-10
CIK 1203957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

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

As of November 7, 2011, 54,561,312 shares of the registrant’s common stock, par value $0.0001, were outstanding.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and from February 1, 2002 (date of inception) to September 30, 2011	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and from February 1, 2002 (date of inception) to September 30, 2011	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1a.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Removed and Reserved	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

Signatures		32

i

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Bionovo, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,229	$2,638
Short-term investments	6,846	-
Receivables	14	49
Prepaid expenses	937	973
Other current assets	842	396
Total current assets	9,868	4,056
Property and equipment, net	11,760	6,647
Patent pending, net	1,631	1,259
Other assets	761	1,020
Total assets	$24,020	$12,982

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$567	$655
Accrued compensation and benefits	822	901
Current portion of lease obligations	1,051	1,055
Current portion of notes payable	8	40
Warrant liability	8,017	1,843
Other current liabilities	1,791	970
Total current liabilities	12,256	5,464
Non-current portion of lease obligations	121	836
Non-current portion of notes payable	75	81
Total liabilities	12,452	6,381

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value, 340,000,000 shares authorized, 54,561,312 and 24,530,112 shares outstanding at September 30, 2011 and December 31, 2010, respectively	5	2
Additional paid-in capital	98,622	80,145
Accumulated other comprehensive loss	(1)	-
Accumulated deficit	(87,058)	(73,546)
Total shareholders’ equity	11,568	6,601
Total liabilities and shareholders’ equity	$24,020	$12,982

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Accumulated from February 1, 2002 (Date of inception) to September 30,
	2011	2010	2011	2010	2011

Revenues	$149	$68	$214	$82	$2,007

Operating expenses:
Research and development	5,609	3,673	14,999	10,807	69,347
General and administrative	769	987	2,694	2,627	23,822
Merger cost	-	-	-	-	1,964
Total operating expenses	6,378	4,660	17,693	13,434	95,133

Loss from operations	(6,229)	(4,592)	(17,479)	(13,352)	(93,126)

Other income (expense):
Change in fair value of warrant liability	2,316	-	4,017	-	4,753
Interest income	6	2	24	16	2,116
Interest expense	(24)	(9)	(77)	(33)	(599)
Other income (expense)	-	(28)	3	(39)	(202)
Total other income (expense)	2,298	(35)	3,967	(56)	6,068

Net loss	$(3,931)	$(4,627)	$(13,512)	$(13,408)	$(87,058)
Basic and diluted net loss per common share	$(0.07)	$(0.21)	$(0.27)	$(0.62)	$(6.22)

Shares used in computing basic and diluted net loss per share	54,561	21,785	50,931	21,607	14,005

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,		Accumulated from February 1, 2002 (Date of inception) to September 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(13,512)	$(13,408)	$(87,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,074	1,203	7,535
Stock-based compensation expense	1,459	743	7,030
Amortization and accretion of investments	61	128	330
Non-cash compensation for warrants issued	-	-	1,964
Amortization of note discount	-	-	139
Amortization of deferred stock compensation	-	-	16
Change in fair value of warrrant liability	(4,017)	-	(4,753)
Loss on disposal of property and equipment	-	35	148
Noncash adjustment to available-for-sale securities	-	2	1
Changes in assets and liabilities:
Receivables	35	182	(14)
Prepaid expenses and other current assets	(410)	(390)	(1,179)
Other assets	258	(615)	(733)
Accounts payable	(88)	75	567
Accrued compensation and benefits	(79)	(23)	822
Other accrued liabilities	821	371	1,791
Net cash used in operating activities	(13,398)	(11,697)	(73,394)

Cash flows from investing activities:
Capital expenditures	(6,936)	(1,170)	(14,783)
Proceeds from sale-leaseback transaction	-	1,205	1,205
Acquisition of intangible assets	(454)	(420)	(1,936)
Purchases of available-for-sale securities	(8,508)	(920)	(50,200)
Proceeds from sales and maturities of investments	1,600	13,930	43,024
Net cash provided by (used in) investing activities	(14,298)	12,625	(22,690)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	27,211	-	96,774
Payments under capital lease obligation	(886)	(569)	(4,204)
Payments under notes payable	(38)	(45)	(120)
Proceeds from exercise of warrants and options	-	-	5,000
Payments of convertible notes payable	-	-	(50)
Payments for financing costs for convertible notes	-	-	(87)
Net cash provided by (used in) financing activities	26,287	(614)	97,313

Net increase (decrease) in cash and cash equivalents	(1,409)	314	1,229
Cash and cash equivalents at the beginning of the period	2,638	2,799	-
Cash and cash equivalents at the end of the period	$1,229	$3,113	$1,229

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

Liquidity and Going Concern

The Company has sustained recurring losses and negative cash flows from operations. At September 30, 2011, the Company had an accumulated deficit of $87.1 million, working capital deficit of $2.4 million and shareholders’ equity of $11.6 million. Over the past years, the Company has been funded through a combination of private equity, debt, lease financing and public offerings. As of September 30, 2011, the Company had $1.23 million in cash and cash equivalents and $6.85 million in short-term securities, for a total of $8.1 million.

The Company has experienced and continues to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise substantial additional capital to fully pursue its business plan before the end of 2011. The Company is currently pursuing a variety of funding options, including government grants, partnering/co-investment, venture debt, equity offerings and commercial licensing agreements for its products. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If the Company is not successful in its efforts to raise additional funds by the end of 2011, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs.  Without substantial reductions or eliminations of its development programs, the Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the next six months following September 30, 2011.

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

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2011, the consolidated results of the Company’s operations for the three and nine months ended September 30, 2011 and 2010 and inception to date from February 1, 2002 to September 30, 2011, and the Company’s cash flows for the nine months ended September 30, 2011 and 2010 and inception to date from February 1, 2002 to September 30, 2011.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

During the first nine months of 2011, the Company recognized approximately $214,000 in revenue from a National Institutes of Health grant.

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

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

3.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table shows supplemental cash flows for the nine months ended September 30, 2011 and 2010 and inception to date from February 1, 2002 through September 30, 2011 (in thousands).

	Nine Months Ended September 30,		Accumulated from February 1, 2002 (Date of inception) to September 30,
	2011	2010	2011
Supplemental disclosure of cash flow information:
Interest paid	$78	$35	$586
Income taxes paid	$1	$1	$15

Supplemental disclosure of non-cash investing and financing
Initial fair value of warrant liability	$10,191	$-	$11,940
Non-cash warrant expense for warrants issued	$-	$-	$1,964
Conversion of notes payable to common stock	$-	$-	$450
Assets acquired under capital lease	$167	$2,139	$5,376
Assets acquired under notes payable	$-	$-	$204
Issuance of common stock for services	$-	$600	$765
Conversion of accrued interest payable	$-	$-	$12
Issuance of common stock with reverse merger	$-	$-	$4

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

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The following is a summary of cash, cash equivalents, and available-for-sale securities at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Cost	Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$1,002	$-	$-	$1,002
Money market funds	227	-	-	227
Total cash and cash equivalents	$1,229	$-	$-	$1,229

Available-for-sale securities:
US govt. agency obligations	$3,562	$1	$-	$3,563
Corporate notes	3,285	-	(2)	$3,283
Total available-for-sale securities	$6,847	$1	$(2)	$6,846

	December 31, 2010
	Cost	Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$445	$-	$-	$445
Money market funds	562	-	-	562
US govt. agency obligations	1,631	-	-	1,631
Total cash and cash equivalents	$2,638	$-	$-	$2,638

As of September 30, 2011 and December 31, 2010, net unrealized losses on available-for-sale securities included in accumulated other comprehensive income were approximately $1,000 and $0, respectively.  The change in unrealized losses on available-for-sale securities amounted to approximately $4,000 and $1,000 for the three and nine months ended September 30, 2011, respectively, and the change in unrealized gains on available-for-sale securities for the three and nine months ended September 30, 2010 amounted to $0 and approximately $5,000, respectively.

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

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
September 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$227	$227	$-	$-
US government agency obligations	3,563	-	3,563	-
Corporate notes	3,283	-	3,283	-
Total	$7,073	$227	$6,846	$-

December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$562	$562	$-	$-
US government agencies	1,631	-	1,631	-
Total	$2,193	$562	$1,631	$-

Financial liabilities carried at fair value as of September 30, 2011 and December 31, 2010 were classified as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
September 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$8,017	$-	$-	$8,017

December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$1,843	$-	$-	$1,843

As discussed in Note 2, “Summary of Significant Accounting Policies,” the fair value of the warrant liability was remeasured at September 30, 2011 using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The fair value of the warrant liability was estimated using the following assumptions at September 30, 2011, February 2, 2011 (date of grant of February 2011 warrants), and December 31, 2010:

	October 2010 Warrants		February 2011 Warrants
	September 30, 2011	December 31, 2010	September 30, 2011	February 2, 2011
Expected volatility	131%	126%	129%	125%
Risk-free interest rate	0.69%	1.91%	0.77%	2.10%
Expected life	4.0 years	4.8 years	4.3 years	5.0 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine month period ended September 30, 2011 (in thousands):

Balance at December 31, 2010	$1,843
Initial fair value of warrants issued in February 2011	10,191
Net decrease in fair value of warrant liability on remeasurement	(4,017)
Balance at September 30, 2011	$8,017

The change in the fair value of the warrant liability from remeasurement resulted in a net gain of $2.3 million for the three months ended September 30, 2011 and in a net gain of $4.0 million for the nine months ended September 30, 2011.

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

The following is a summary of property and equipment at cost less accumulated depreciation as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Office and lab equipment	$9,516	$8,030
Leasehold improvements	8,883	3,368
Computer equipment and software	383	283
	18,782	11,681
Less: accumulated depreciation	(7,022)	(5,034)
Property and equipment, net	$11,760	$6,647

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

Leasehold improvements include $0.2 million in gross assets acquired under two notes payable with the lessor of the Company’s headquarters (see Note 8, “Notes Payable” for further details).  Office and lab equipment include gross assets acquired under capital leases of approximately $2.3 million as of September 30, 2011 and $3.8 million as of December 31, 2010.  Amortization of assets under capital leases is included in depreciation expense.  For the three and nine months ended September 30, 2011 the Company recorded depreciation expense of approximately $0.7 million and $2.0 million, respectively compared with approximately $0.4 million and $1.1 million for the three and nine months ended September 30, 2010, respectively.

Intangible assets - Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. As of September 30, 2011, the Company had capitalized $1.8 million in patent licensing costs. For the three and nine months ended September 30, 2011 the Company recorded amortization expense of approximately $30,000 and $85,000, respectively, compared with approximately $21,000 and $58,000 for the three and nine months ended September 30, 2010, respectively.

7.  OTHER CURRENT LIABILITIES

Other current liabilities include the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Accrued clinical trial expenses	$364	$7
Accrued consulting fees	148	150
Accrued legal fees	102	168
Deferred rent	531	424
Other current liabilities	646	221
Total other current liabilities	$1,791	$970

8.  NOTES PAYABLE

In January of 2009, the Company relocated to its new headquarters.  Related to the relocation, the Company financed leasehold improvements under two notes payable with the lessor of the building.  The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018.  The second note of $104,000 was paid in full in July of 2011.  The future minimum payments as of September 30, 2011 are as follows (in thousands):

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

Notes Payable
2011 (1)	$4
2012	16
2013	16
2014	16
2015	16
Thereafter	47
Total minimum payments	$115
Less: Amount representing interest	(32)
Present value of minimum payments	$83
Less: Current portion	(8)
Long-term portion of notes payable	$75
   _______________________
   (1) For the three months ending December 31, 2011

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

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is antidilutive.  The effect of the options and warrants was antidilutive for the three and nine months ended September 30, 2011 and September 30, 2010.  The following table shows the total outstanding securities considered antidilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options to purchase common stock	7,634	1,162	7,634	1,162
Options to purchase common stock - outside plan	21	21	21	21
Warrants to purchase common stock	26,345	8,383	26,345	8,383
Total	34,000	9,566	34,000	9,566

10.  COMPREHENSIVE LOSS

Comprehensive loss includes net loss and other comprehensive income, which for us is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity (deficit). Comprehensive loss and its components are as follows (in thousands):

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(3,931)	$(4,627)	$(13,512)	$(13,408)
Changes in unrealized gains (losses) on securities available-for-sale	(4)	-	(1)	5
Comprehensive loss	$(3,935)	$(4,627)	$(13,513)	$(13,403)

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

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$183	$82	$1,021	$298
General and administrative	65	120	438	445
Total share-based compensation expense	$248	$202	$1,459	$743

There was no capitalized share-based compensation cost as of September 30, 2011 and there were no recognized tax benefits during the three and nine months ended September 30, 2011 and 2010.

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

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend yield	0%	0%	0%	0%
Expected volatility	135.5%	134.2%	137.3%	148.0%
Risk-free interest rate	0.52%	1.18%	1.22%	1.44%
Expected life	3.61 years	3.66 years	3.47 years	2.75 years

Share option activity for the nine months ended September 30, 2011 was as follows:
	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	1,246	$6.87
Granted	6,916	0.76
Exercised	-	-
Forfeited or canceled	(506)	2.78
Expired	(22)	8.00
Options outstanding at September 30, 2011	7,634	$1.61	4.42	$20
Options exercisable at September 30, 2011	2,103	$3.68	3.96	$1
Options exercisable and options expected to vest at September 30, 2011	6,152	$1.81	4.37	$15

Unvested share activity for the nine months ended September 30, 2011 was as follows:

	Unvested Number of Options (in thousands)	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2010	189	$4.83
Granted	6,916	0.61
Vested	(1,374)	0.99
Forfeited	(200)	1.07
Unvested balance at September 30, 2011	5,531	$0.65

As of September 30, 2011, the Company had approximately 4.3 million common shares reserved for future grant under its share option plan and there were no shares exercised during the first nine months of 2011.

At September 30, 2011, there was $2.2 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 3.5 years.

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

12.  STOCK WARRANTS

The Company has issued warrants to investors as part of its overall financing strategy. As of September 30, 2011, there were 26.3 million warrants to purchase Bionovo shares outstanding with a weighted average price of $2.92, a weighted average remaining life of 3.72 years and an aggregate exercise price of $77.0 million.

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

The following table summarizes information about all warrants outstanding as of September 30, 2011:

Issue Date	Expiration Date	Number Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
January 2007	January 2012	719	$10.62	0.30
October 2007	October 2012	1,491	12.50	1.09
October 2009	October 2014	6,174	4.28	3.02
October 2010	October 2015	2,045	1.64	4.02
February 2011	February 2016	15,916	1.32	4.35
		26,345	2.92	3.72

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

Warrant Liability

As discussed above and in Note 2, “Summary of Significant Accounting Policies,” the warrants issued in October of 2010 and February of 2011 include provisions that provide the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes value, in the event of a change in control of the Company. Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model and the Company initially recorded a warrant liability of $1.7 million for the October 2010 warrants and a liability of $10.2 million for the February 2011 warrants. The Company remeasured the warrant liability resulting from these two issuances at March 31, 2011, June 30, 2011 and September 30, 2011 and recorded adjustments resulting in a net decrease for the nine months ended September 30, 2011 to the warrant liability of approximately $4.0 million with a corresponding entry to the other income (expense) category in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2011.  Additional disclosures regarding assumptions used in calculating the fair value of the warrant liability are included in Note 5, “Fair Value.”

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

13.  LEASES, COMMITMENTS AND CONTINGENCIES

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $2.3 million at September 30, 2011 and $3.8 million as of December 31, 2010. Amortization of assets under capital leases is included in depreciation expense and accumulated amortization at September 30, 2011 and December 31, 2010 was $0.9 million and $1.2 million, respectively.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2021. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $48,000 per month.

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

The Company leases 4,315 square feet of laboratory space in Colorado, wherein its analytical laboratories are housed.  The lease term expired in April of 2011 and the lease was extended on a month-to-month basis. The Company is in the process of relocating its operations to its new facility in Hayward.

Operating lease expense under these lease agreements totaled approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2011 and the corresponding periods of 2010.  Future minimum lease payments under non-cancelable capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
2011 (1)	$275	$543
2012	905	2,390
2013	45	2,669
2014	-	3,103
2015	-	3,294
Thereafter	-	13,775
Total minimum lease payments	$1,225	$25,774
Less: Amount representing interest	(53)
Present value of minimum lease payments	$1,172
Less: Current portion	(1,051)
Obligations under capital lease, net of current portion	$121
_______________________
(1) For the three months ending December 31, 2011

Bionovo, Inc
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

14.  INCOME TAX

We do not have any unrecognized tax benefits and do not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the three and nine months ended September 30, 2011 and 2010.  As of September 30, 2011 and December 31, 2010, we had recorded a full valuation reserve for all of our recognized tax benefits.

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

NASDAQ Notice

On March 14, 2011, the Company received a letter from The NASDAQ Stock Market stating that it was not in compliance with NASDAQ listing rules because it failed to maintain a minimum bid price of $1.00 per share for the last 30 consecutive business days. NASDAQ granted the Company a period of 180 calendar days to regain compliance.  On September 14, 2011, NASDAQ informed us that we had been granted an additional 180 calendar days, or until March 12, 2012 to regain compliance.  We can provide no assurance that we will be able to regain compliance with NASDAQ’s minimum bid price requirement or comply with the continued listing standards in the future.

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

During the first nine months of 2011, we completed the development of a cGMP manufacturing facility in preparation for the Phase 3 clinical trial of Menerba. We also completed 1.) the production of 10 clinical batches of Menerba, 2.) 13-week animal toxicology studies in rats and dogs evaluating the safety of Menerba and 3.) enrollment to a tolerability clinical trial assessing the safety and tolerability of higher doses of Menerba.  On October 26, 2011, we announced that we began enrollment for the Menerba Phase 3 clinical trial.

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

We expect to continue to incur significant operating losses over the next few years, and do not expect to generate profits until and unless Menerba or one of our other drug candidates has been approved and is being marketed with commercial partners. As of September 30, 2011, we had an accumulated deficit of $87.1 million. Historically, we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments.

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

Income Tax

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of September 30, 2011, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

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

During the three and nine months ended September 30, 2011, we incurred research and development expenses of $5.6 million and $15.0 million, respectively compared with $3.7 million and $10.8 million for the same periods in 2010. We expect that research and development expenses will continue to increase as we continue our development of Menerba, Bezielle and other drug candidates and initiate our Menerba Phase 3 clinical trial.

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

Results of Operations

Revenues

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
	2011	2010	%	2011	2010	%
	(1,000's)	(1,000's)		(1,000's)	(1,000's)
Revenues	$149	$68	119%	$214	$82	161%

All revenue recognized during the nine months ended September 30, 2011, was earned under a grant from the National Institutes of Health (“NIH”) awarded in 2010.  An additional $51,000 is available under the grant.  During the nine months ended September 31, 2010, we recognized $68,000 under the NIH grant and the remaining revenue related to limited research services provided to one customer and was not significant to our operations as a whole.

Research and Development Expenses

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
	2011	2010	%	2011	2010	%
	(1,000's)	(1,000's)		(1,000's)	(1,000's)
Research and development expenses	$5,609	$3,673	53%	$14,999	$10,807	39%

Research and development (“R&D”) expenses reflect costs for the development of drugs and include salaries, contractor and consultant fees and other support costs, including employee stock-based compensation expense. The increase in R&D expenses for the three and nine months ended September 30, 2011 and September 30, 2010 represent costs associated with the start-up of our cGMP manufacturing facility in Hayward, California in preparation for the Phase 3 clinical trial of Menerba. The Company also completed 1.) the production of ten clinical batches of Menerba, 2.) 13-week animal toxicology studies evaluating the safety of Menerba and 3.) the enrollment to a tolerability clinical trial assessing the safety and tolerability of higher doses of Menerba.  In addition, we recognized approximately $0.7 million in stock compensation expense related to options granted to R&D employees in May 2011.

We lease 4,315 square feet of laboratory space in Colorado, wherein our analytical laboratories are housed.  The lease term expired in April of 2011 and the lease was extended on a month-to-month basis.  We are currently relocating the Colorado operations to our new facility in Hayward, California.  Costs incurred during the three months ended September 30, 2011 were approximately $51,000.  We do not expect the total moving expenses to be material to our operations as a whole.

On October 26, 2011, we announced that we began enrollment for the Menerba Phase 3 clinical trial and we anticipate that R&D expenses will increase as the trial progresses.

General and Administrative Expenses

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
	2011	2010	%	2011	2010	%
	(1,000's)	(1,000's)		(1,000's)	(1,000's)
General and administrative expense	$769	$987	-22%	$2,694	$2,627	3%

General and administrative (“G&A”) expense includes personnel costs for finance, administration, information systems, marketing, professional fees as well as facilities expenses. We do not currently have any dedicated sales support or marketing personnel. Marketing and communications expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. The decrease in G&A expenses for the three months ended September 30, 2011, compared to the same period in 2010, is primarily due to approximately $0.2 million in costs recognized in 2010 for unsuccessful financing efforts.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(1,000's)	(1,000's)	(1,000's)	(1,000's)
Other income (expense):
Change in fair value of warrant liability	$2,316	$-	$4,017	$-
Interest income	6	2	24	16
Interest expense	(24)	(9)	(77)	(33)
Other expense, net	-	(28)	3	(39)
Total other income (expense)	$2,298	$(35)	$3,967	$(56)

The change in fair value of warrant liability during the three and nine months ended September 30, 2011 is due to the remeasurement of our warrant liability at March 31, 2011, June 30, 2011 and September 30, 2011 and was driven by fluctuations in our stock price.  We did not have any warrant liabilities during the three and nine months ended September 30, 2010.

Interest expense includes interest expense from lease agreements for laboratory equipment and two notes payable to finance $0.2 million of leasehold improvements.  The increase in interest expense for the three and nine months ended September 30, 2011 compared with the same periods of 2010 is due to the addition of new commitments for additional leased laboratory equipment.

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

As of September 30, 2011 we had cash, cash equivalents and short term investments of $8.1 million compared to $2.6 million at December 31, 2010. This increase in cash, cash equivalents and short term investments for the nine months ended September 30, 2011 is due to proceeds of $27.2 million from our public offering of February 2011 partially offset by net cash used in operating activities of $13.4 million, $6.9 million in expenditures for capital assets, $0.5 million in expenditures for patent costs and $0.9 million in payments on our capital lease agreements and notes payable.

Net cash used in investing activities was $14.3 million during the nine months ended September 30, 2011 compared to net cash provided by investing activities of $12.6 million during the same period in 2010. Cash used in net short-term investment activities was $6.9 million during the nine months ended September 30, 2011 compared to cash provided by net short-term investment activities of $13.0 million during the same period in 2010.  In 2011, we invested proceeds from our February 2011 financing in short-term investments whereas during the first nine months of 2010 we used the proceeds from short-term investments to fund operations. Expenditures for capital assets were $6.9 million during the nine months ended September 30, 2011 compared with $1.2 million for the same period of 2010.  The increase in spending on capital assets in 2011 was due to laboratory equipment purchases to support the start-up of our cGMP manufacturing facility in Hayward, California.

Net cash provided by financing activities during the nine months ended September 30, 2011 was primarily attributable to approximately $27.2 million in net proceeds from our 2011 public offering.

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

The length of time that our current cash and cash equivalents, short-term investments and any available borrowings will sustain our operations will be based on, among other things, our prioritization decisions regarding funding for our programs, our progress in our clinical and earlier-stage programs, the time and costs related to current and future clinical trials and regulatory decisions, our research, development, manufacturing and commercialization costs (including personnel costs), the progress in our collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any future licensing opportunities.  Without substantial reductions or eliminations of our development programs, we do not expect that our cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for the next six months following September 30, 2011.

As of September 30, 2011, we had an accumulated deficit of $87.1 million, working capital deficit of $2.4 million and total shareholders’ equity of $11.6 million.

Notes Payable

In connection with the move to our new headquarters, we financed leasehold improvements under two notes payable with the lessor of the building.  The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018.  The second note of $104,000 was paid in full in July of 2011.  The future minimum payments as of September 30, 2011 are as follows (in thousands):

Notes Payable
2011 (1)	$4
2012	16
2013	16
2014	16
2015	16
Thereafter	47
Total minimum payments	$115
Less: Amount representing interest	(32)
Present value of minimum payments	$83
Less: Current portion	(8)
Long-term portion of notes payable	$75
_______________________
(1) For the three months ending December 31, 2011

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at September 30, 2011 are disclosed in the following table (in thousands).

	Total	2011	2012	2013	2014	2015	2016 and beyond
Contractual obligations	$177	$177	$-	$-	$-	$-	$-
Operating lease obligations	25,774	543	2,390	2,669	3,103	3,294	13,775
Notes payable	115	4	16	16	16	16	47
Capital lease obligations	1,225	275	905	45	-	-	-
Total contractual commitments	$27,291	$999	$3,311	$2,730	$3,119	$3,310	$13,822

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

As of September 30, 2011, we had cash, cash equivalents and short-term investments of $8.1 million, consisting of cash, cash equivalents and highly liquid short-term investments. Our short-term investments will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

None.

ITEM 1a.     RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2010 Annual Report on Form 10-K as filed on March 16, 2011, except as noted below:

If our securities are removed from NASDAQ listing, you may have more difficulty purchasing and selling our common stock.

Our securities are currently listed and traded on The NASDAQ Capital Market. To maintain our listing, we must meet NASDAQ’s continued listing standards, including minimum stockholders’ equity, number of stockholders, and bid price. As previously disclosed in our filings with the SEC, on March 14, 2011, the Company received a letter from The NASDAQ Stock Market stating that it was not in compliance with NASDAQ listing rules because it failed to maintain a minimum bid price of $1.00 per share for the last 30 consecutive business days. NASDAQ granted the Company a period of 180 calendar days to regain compliance.  On September 14, 2011, NASDAQ informed us that we had been granted an additional 180 calendar days, or until March 12, 2012 to regain compliance.  We can provide no assurance that we will be able to regain compliance with NASDAQ’s minimum bid price requirement or comply with the continued listing standards in the future. If we are delisted from The NASDAQ Capital Market, we may not be able to secure listing on other exchanges or quotation systems. As a result, investors may have less liquidity and more difficulty purchasing and selling shares of our common stock, which could have an adverse effect on the market price of our common stock.

We have incurred losses in the research and development of our product candidates since inception. No assurance can be given that we will ever generate revenue or become profitable.

Since inception we have sustained recurring losses and negative cash flows from operations. From inception through September 30, 2011, we have a deficit accumulated during the development stage of approximately $87.1 million, and for the nine months ended September 30, 2011, we experienced a net loss of approximately $13.5 million. In addition, we expect to incur increasing operating losses for the foreseeable future as we continue to incur costs for research and development and clinical trials, and in other development activities. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market and sell our proposed products. Development is costly and requires significant investment. In addition, we may be required to obtain licenses to patents or proprietary rights of others. Fees associated with licenses may increase our costs. We cannot assure you that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us or at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents, or could find that the development, manufacture, or sale of products requiring such licenses could be foreclosed.

As we continue to engage in the development of Menerba and develop other products there can be no assurance that we will ever be able to achieve or sustain market acceptance, profitability or positive cash flow. Our ultimate success will depend on many factors, including whether Menerba receives FDA approval. We cannot be certain that we will receive FDA approval for Menerba, or that we will reach the level of sales and revenues necessary to achieve and sustain profitability. Unless we raise additional capital, we will not be able to execute our business plan or fund business operations. Furthermore, we will be forced to reduce our expenses and cash expenditures to a material extent, which would impair or delay our ability to execute our business plan

We require substantial additional capital to continue development of our product candidates, which may not be available on commercially acceptable terms. We cannot be certain that funds will be available and, if they are not available, we may not be able to continue as a going concern which may result in actions that could adversely impact our stockholders.

In order to continue development of our product candidates, we need to raise significant additional funds. This may occur through future public or private financings and/or strategic alliance and licensing arrangements. We expect to continue to spend substantial funds in connection with:

• development and manufacturing of our product candidates, particularly Menerba

• various clinical trials for our product candidates; and

• protection of our intellectual property.

          We do not expect that our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next six months following September 30, 2011. Sufficient additional financing through future public or private financings, strategic alliance and licensing arrangements or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution or otherwise adverse effects on the rights of existing shareholders. If we are not successful in our efforts to raise additional funds by the end of 2011, we will be required to delay, reduce the scope of, or eliminate one or more of our development programs and may be required to discontinue operations.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       Removed and reserved.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

Exhibit
Number

3.1	Certificate of Incorporation of the registrant dated as of June 27, 2005. (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of the registrant dated May 9, 2007. (2)
3.3	Certificate of Amendment of the Certificate of Incorporation of the registrant dated July 7, 2010. (3)
3.4*	Certificate of Amendment of the Certificate of Incorporation of the registrant dated August 27, 2010.
3.5	Amended and Restated By-Laws of the registrant. (4)
31.1*	Certification of Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Document

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2007.
(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 16, 2010.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of November 2011.

BIONOVO, INC.

By:	/s/ Isaac Cohen
Isaac Cohen
Chairman and Chief Executive Officer

By:	/s/ Thomas Chesterman
Thomas Chesterman
Senior Vice President and Chief Financial Officer