Form 10-K
period 2011-12-31
BIONOVO INC
filed 2012-03-30
CIK 1203957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File No. 001-33498

BIONOVO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5526892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5858 Horton Street, Suite 400 Emeryville, California 94608	(510) 601-2000
(Address of principal executive offices, including zip code)	(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the last trade price of the common stock reported on The NASDAQ Capital Market** on June 30, 2011 was approximately $34.9 million.*

As of March 23, 2012, 80,326,361 shares of the registrant’s common stock, par value $0.0001, were outstanding.

*	Excludes 9,236,359 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.
**	See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — NASDAQ Voluntary Delisting” beginning on page 32 of this report for additional information regarding the listing of our common stock on The NASDAQ Capital Market.

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

The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2011 and other documents filed by us from time to time with the Securities and Exchange Commission.

Item 1. Business

Overview

We are a late stage clinical drug discovery and development company focusing on women’s health and cancer, two large markets with significant unmet needs. Building on our understanding of the biology of menopause and cancer, we design new drugs derived from botanical sources which have novel mechanisms of action. Based on the results of our clinical trials and preclinical studies to date, we believe that we have discovered new classes of drug candidates with the potential to be leaders in their markets.

Our lead drug candidate, MenerbaTM (MF101), represents a new class of receptor sub-type selective estrogen receptor modulator (SERM), for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed Menerba to selectively modulate estrogen receptor beta (ERβ) and we believe it could provide a safe and effective alternative to the existing Food and Drug Administration (“FDA”) approved therapies that pose a significant risk to women for developing breast cancer, stroke, cardiovascular disease, blood clots and other serious diseases. Hot flashes (or hot flushes) are a brief experience of body surface temperature irregularity resulting in fever like redness, sweating and prickly sensation that lasts from 4 to 10 minutes. The experience may be accompanied by other symptoms such as anxiety, irritability, palpitations, blushing, panic, a sensation of loss of control, along with significant physical and emotional distress. Recently it has been suggested that women experiencing hot flashes are at higher risk for coronary heart disease, Type 2 diabetes, osteoporosis and early dementia, while at lower risk for breast cancer. Although not life threatening, hot flashes should be viewed as a marker of health decline and risk factor for aging diseases in women. In preclinical studies, Menerba does not lead to tumor formation in either breast or uterine tissues and it does not increase the risk for clotting. This characteristic, if confirmed in clinical testing, would differentiate Menerba from some existing therapies and other hormone-based therapies in clinical development. We announced in 2007 the results of our completed, multicenter, randomized, double-blinded, placebo-controlled Phase 2 trial, involving 217 women, which showed the higher of two Menerba doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes after 12 weeks of treatment. In addition, treatment with the higher of the two doses of Menerba led to a statistically significant reduction in night time awakenings when compared to placebo, which represents superior efficacy to existing non-hormonal therapies in development. In 2011 we announced the results of two tolerability studies with doses higher and similar to the higher dose in the Phase 2 study. In both studies significant reduction in hot flashes was observed as well as significant reduction in night time awakening. We believe that Menerba’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (HT). Following FDA guidance, we launched the first of two Phase 3 clinical trials required for New Drug Application (“NDA”) submission. The Phase 3, randomized, double-blinded, placebo-controlled clinical trial was planned for 1,200 postmenopausal women with moderate to severe hot flashes at approximately 50 clinical sites in the U.S. This clinical trial has been suspended until we obtain additional financing. We plan to complete testing involving the approximately 280 patients who have already enrolled in the trial, if we are able to obtain adequate financing. If we do not obtain additional financing in the near future, we do not expect that any of our clinical trials will continue.

Although we are focusing our resources primarily on the development of Menerba, we have a diverse pipeline of additional clinical and preclinical drug candidates in both women’s health and cancer, which we may pursue if additional funding becomes available. As part of our pipeline, we are developing BezielleTM, an oral anticancer agent for advanced breast cancer. Unlike most other anticancer drugs and drug candidates, which try to control cancer through genomic and proteomic signaling pathways, Bezielle is designed to take advantage of a unique metabolism of cancer cells, with a well-characterized mechanism of action which leads to very selective tumor cell DNA damage and the death of cancer cells, without lasting harm to normal cells. This is accomplished by Bezielle’s secondary inhibition of glycolysis, a metabolic pathway on which cancer cells rely for energy production. Glycolysis inhibition leads to energy collapse in the cells and results in death of cancer cells. Since normal cells do not rely significantly on glycolysis for energy production, they are not killed by Bezielle. Based on our clinical and pre-clinical studies, we believe that Bezielle may have a preferential effect on hormone-independent cancers, a subset with few treatment options. To date, 48 women with advanced metastatic breast cancer have been treated with Bezielle in two separate Phase 1 clinical trials. As predicted by the mechanism of action, Bezielle had very limited toxicities with an extremely favorable tolerability profile. Moreover, Bezielle showed encouraging clinical activity among a cohort of women with metastatic breast cancer who had been heavily pretreated with other regimens. A Phase 2 trial has been reviewed by the FDA and the institutional review boards (“IRBs”) at several prestigious breast cancer clinical sites in the U.S. We will need to obtain additional funding to commence this open-label, non-randomized trial in 80 women diagnosed with metastatic breast cancer who have failed no more than two prior chemotherapy regimens. We believe that Bezielle’s novel mechanism of action and favorable tolerability profile could lead to preferential use over existing drugs in the treatment of advanced breast cancer, and potentially in the broader, adjuvant care of breast cancer. We also plan to evaluate Bezielle for the treatment of other forms of cancer, including pancreatic cancer and adjuvant use in breast cancer.

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

We expect to continue to incur significant operating losses over the next few years, and do not expect to generate profits until and unless Menerba or one of our other drug candidates has been approved and is being marketed with commercial partners. As of December 31, 2011, we have an accumulated deficit of $87.2 million since our inception in February of 2002. Since February 2002, we have conducted five well-controlled human clinical trials evaluating Menerba for menopausal vasomotor symptoms. With over 300 patient exposures, all clinical studies to date have demonstrated excellent safety and tolerability. The Phase 2 study demonstrated Menerba’s statistically superior efficacy compared to placebo at clinically meaningful levels. All studies have consistently shown a clear dose response.

Bionovo launched the first of two Phase 3 clinical trials in October 2011. This randomized, placebo controlled trial was planned at 50 clinical sites across the US and total enrollment was planned to include 1,200 patients. This clinical trial has been suspended until we obtain additional financing. The primary aim of the study is to measure the safety and efficacy of Menerba compared to placebo in reducing the frequency of moderate to severe hot flashes among healthy postmenopausal women after 12 weeks of treatment. The availability of any top line safety and efficacy data from the Phase 3 trial will depend on our ability to obtain adequate financing. If we do not obtain additional financing in the near future, we do not expect that any of our clinical trials will continue.

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

NASDAQ Voluntary Delisting

On March 14, 2011, we received a letter from The NASDAQ Stock Market stating that we were not in compliance with NASDAQ listing rules because we failed to maintain a minimum bid price of $1.00 per share for the last 30 consecutive business days. NASDAQ granted us a period of 180 calendar days to regain compliance. On September 14, 2011, NASDAQ informed us that we had been granted an additional 180 calendar days, or until March 12, 2012 to regain compliance. On February 7, 2012, we filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to effect the voluntary delisting of our common stock from The NASDAQ Capital Market and our common stock began trading on the OTCQB under the trading symbol “BNVI”.

Liquidity and Going Concern

We have sustained recurring losses and negative cash flows from operations. At December 31, 2011, we had an accumulated deficit of $87.2 million, working capital deficit of $2.6 million and shareholders’ equity of $11.0 million. Over the past years, we have been funded through a combination of private equity, debt, lease financing and public offerings. As of December 31, 2011, we had $2.5 million in cash and cash equivalents and $0.5 million in short-term investments, for a total of $3.0 million.

We have experienced and continue to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. We expect that we will need to raise substantial additional capital to continue our operations beyond April 15, 2012. We are currently pursuing a variety of funding options, including equity offerings, partnering/co-investment, venture debt and commercial licensing agreements for our products. On February 8, 2012, we filed a registration statement on Form S-1 with the SEC (File No. 33-179429), as amended, to register the offering of an aggregate of up to $25 million in convertible preferred stock and warrants to purchase shares of common stock. We expect that the terms and conditions of this potential offering, if consummated, will change. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If we are not successful in our efforts to raise additional funds by April 15, 2012, we may be required to further delay, reduce the scope of, or eliminate one or more of our development programs or discontinue operations altogether.

As a result, we will likely file for bankruptcy or seek similar protection. Moreover, it is possible that our creditors may seek to initiate involuntary bankruptcy proceedings against us, which would force us to make defensive voluntary filing(s) of our own. If we restructure our debt or file for bankruptcy protection, it is very likely that our common stock and preferred stock will be severely diluted if not eliminated entirely.

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

Business Strategy

Our goal is to achieve a position of sustainable leadership in the biopharmaceutical industry. Our strategy consists of the following key elements:

Integrate Scientific Discoveries with Natural Substances Used in Traditional Chinese Medicine (TCM)

For more than 2,000 years, Chinese people have used TCM for the prevention and treatment of disease. Many significant drugs and therapies have been derived from botanical sources, such as aspirin and taxol, and some from botanicals used in TCM, such as ephedrine. We seek to apply advances in science, technology and analytical methodology for natural products to the botanicals used in TCM for the discovery and development of new drugs. We intend to continue to integrate cutting edge scientific discoveries and modern medicine with our expertise in natural substances used in TCM to discover and screen novel formulations derived from botanicals. This approach differs from traditional pharmacognosy (used in the discovery of taxol) and from opportunistic testing of marketed nutritional supplements (used in the development of fish oil).

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

There are approximately 30 million women in the U.S. suffering from menopausal symptoms such as hot flashes and vaginal dryness. To date, pharmaceutical interventions offered for women suffering from menopausal symptoms are often deemed unsatisfactory, or they have significant undesirable side effects. We have developed Menerba, Seala and other compounds in our pipeline by relying in part on what we believe to be our novel system for the assessment of selective estrogen receptors ((α) and (§)) modulators, or SERMs, their downstream co-regulatory proteins and their transcriptional outcome as well as cytotoxic agents.

According to the American Cancer Society (ACS) 2012 Cancer Facts and Figures, cancer is the second leading cause of death in the U.S. There remain unmet needs and current treatments remain ineffective and inadequate for some populations. We have developed Bezielle to address the market for advanced breast cancer, which we believe is approximately 500,000 – 600,000 patients at any given time. We also perceive that this opportunity has been enhanced because the FDA regulatory requirements for approval of cancer drugs have been modified based on the urgent need for safe and effective treatments of this disease. We intend to continue to target this significant market opportunity.

Foster Academic and Industry Collaborations

We have developed research and development relationships with various faculty members at the University of California at San Francisco (UCSF), the University of California at Berkeley (UCB), the University of California at Davis (UCD), University of Texas MD Anderson Cancer Center at Houston, and the University of Colorado Health Sciences College (UCHSC). We also have an active Scientific Advisory Board (SAB) and Medical Advisory Board (MAB). These collaborations provide access to leading intellectual and physical resources, and we believe will augment funding for academic development and accelerate technology transfer of promising innovations. We intend to continue our collaborations in order to leverage the intellectual resources of other major research centers by seeking additional academic collaborations.

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

Diversify Application of Drug Candidates for Extended Indications

We believe many of our initial drug candidates may have efficacy for more than one indication. Anticancer therapeutics, for example, may apply to a wide range of oncological applications. Similarly, hormonally-active drugs could potentially be used to treat or prevent some forms of cancer or osteoporosis. Accordingly, we intend to pursue alternative applications for our drug candidates, when deemed appropriate, to increase our chances of commercial success.

Manufacturing

In 2011, we completed installing equipment and commissioning of a pilot manufacturing plant for clinical trial supply for Menerba. This facility will not be sufficient for the commercial manufacture of the drug. We intend to outsource the commercial manufacturing of our drug products to qualified contract manufacturers or to commercial partners. For the manufacture of clinical drug material, we use a combination of internal and external manufacturing resources, determined by our assessment of cost and quality. We strive to continuously assess the best practices and adjust our supply chain accordingly.

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

Our goal is to identify compounds effective at preventing or treating breast cancer as well as potential compounds for desired hormone activity. We have tested multiple species used in TCM for their ability to regulate transcriptional activity in the presence of ERα or ERβ. Many of the herbs showed selective activity on the two ERs. In these studies, we identified the herbs that selectively regulate ERα or ERβ and result in different transcriptional activity as well as in tissue selectivity.

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

Aqueous and organic extracts of multiple Chinese medicinal botanical species historically used for the treatment of illness have been evaluated for antiproliferative activity on five breast cancer cell lines. Our results indicate that many of the species have significant growth inhibitory effects on various cancer cells in vitro. Furthermore, in vivo tests of some of the extracts in a mouse xenograph model show a significant inhibition of tumor formation with oral administration, with no toxicity or compromise to the mice activity including fluid and food intake.

Pharmacology and Manufacturing Consistency

After assessing the functional activity of whole herb extracts in our established assay systems, we aim to isolate anticancer and estrogenic compounds from the extracts to identify their chemical structure and to evaluate their pharmacodynamic and pharmacokinetic properties.

Bionovo developed novel technologies and assays for the qualification, characterization and process control for the manufacturing of its botanical drug products. To date, the company’s chemistry, manufacturing and controls (CMC) portion of Menerba’s IND application was reviewed and released for Phase 3 clinical testing by the FDA.

Clinical Trials Design

Many companies with good science suffer from a lack of sufficient clinical knowledge, poor clinical trials design expertise or limited access to reputable clinical facilities to conduct their early trials. Since our approach to drug design relies heavily on clinical experience and expertise in our respective fields, we emphasize sound clinical trial design as one of our strengths.

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

Research and Development

Our pre-clinical research is conducted at our main office in Emeryville, California with some research work also conducted at our facility in Hayward, California and at UCSF, UCB, UCD, and UCHSC. During the fiscal years ended December 31, 2011, 2010 and 2009, we incurred research and development expenses of $20.5 million, $14.6 million and $12.5 million, respectively. We further expect that research and development expenses will increase as and when we continue development of our drugs.

Intellectual Property and Patent Protection

Patent protection is important to our business. The patent position of companies in the pharmaceutical field generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. Therefore, we cannot be certain that any patent applications relating to our products or processes will result in patents being issued, or that the resulting patents, if any, will provide protection against competitors who successfully challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business, or are able to circumvent our patent position. It is possible that other parties have conducted or are conducting research and could make discoveries of compounds or processes that would precede any of our discoveries. Finally, there can be no assurance that others will not independently develop similar pharmaceutical products which will compete against ours, or cause our drug product candidates and compounds to become obsolete. At present, we have about 140 patent applications pending in the United States Patent and Trademark Office, as well as under the Patent Cooperation Treaty and in the European Patent Office, Japan, and other markets. Two patents for Bezielle (US 7482029 B1, issued March 29, 2006 and US 8110228, issued February 7, 2012) are entitled “Composition for Treatment of Menopause.” “Estrogenic Extracts of Morus alba and Uses Thereof” (US 7815949 B1, issued October 19, 2010), and “Estrogenic extracts of Ligustrum lucidum ait. of the oleaceae family and uses thereof” (US 8092841, issued January 10, 2012) are patents that cover separate components of Menerba. Another patent (US 7700136), for Bezielle, entitled “Scutellaria barbata Extract for the Treatment of Cancer”, was issued on April 20, 2010.

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

The steps ordinarily required before a new drug may be marketed in the U.S., which are similar to steps required in most other countries, include:

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug;
•	the submission of an NDA to the FDA; and
•	FDA review and approval of the NDA or, if applicable, biologics license application (BLA).

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies. The results of preclinical testing are submitted to the FDA as part of an IND application. A 30-day waiting period after the filing of each IND application is required prior to commencement of clinical testing in humans. At any time during the 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms.

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

If the FDA decides not to place the IND on clinical hold, and, consequently, to permit additional clinical trials, clinical trials to support NDAs are typically conducted in three sequential phases, although the phases may overlap. During Phase 1, clinical trials are conducted with a small number of subjects to assess metabolism, pharmacokinetics, pharmacological actions, various dosage levels, and safety, including potential side effects associated with increasing doses. Phase 2 usually involves studies in a limited patient population to:

•	assess the efficacy of the drug in specific, targeted indications;
•	assess dosage tolerance and optimal dosage;
•	identify possible adverse effects and safety risks; and
•	correlate drug product potency to efficacy via pharmacological or biological studies.

If a compound is found to be potentially effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites. Our lead drug candidate Menerba has successfully completed Phase 2 and is currently in Phase 3 clinical testing at multiple clinical sites in the U.S.

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

Manufacturing

In 2011, we established a cGMP facility at our location in Hayward, California for production of drug material used in our clinical trials. We currently have no commercial manufacturing capabilities. To date, using manufacturing processes we have designed and tested in-house, we have engaged domestic and foreign manufacturers experienced in FDA Good Manufacturing Practices (or GMP) for drug production, for the supply of our product candidates and other compounds, for our pre-clinical research and development activities and clinical trials.

In order to successfully commercialize our drug product candidates, we, or third parties with whom we contract, must be able to manufacture products in commercial quantities in compliance with the FDA’s current GMP (or cGMP) at acceptable costs and in a timely manner. As we do not own a cGMP manufacturing facility with commercial manufacturing capacity, we expect to contract with third parties to provide us with cGMP production capacity when appropriate.

Marketing and Sales

We currently have no sales activities, and no employees engaged in selling any of our products, as we have not received FDA approval to do so. Marketing activities are related to website design and attendance at industry tradeshows and conferences, where we promote the results of our research activities.

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

Our lead product candidate for the treatment of menopausal symptoms, Menerba, would be expected to compete with postmenopausal hormone replacement therapy which has been the primary treatment of menopausal symptoms such as hot flashes. Leading hormonal agents include Premarin and Prempro by Wyeth Pharmaceuticals, Cenestin, Estradiol (generic) and Medroxy-Progesterone Acetate by Barr Pharmaceuticals, and Ogen, Provera and Estring by Pfizer. In addition, Menerba may be expected to compete with anti-depressants used off-label to treat hot flash frequency, such as fluoxetine by Eli Lilly and paroxetine by GlaxoSmithKline. In addition, Depomed may be continuing to develop gabapentin extended release for the treatment of menopausal hot flashes. Pfizer is also pursuing the development of conjugated equine estrogen plus bazedoxifene and Noven is pursuing the development of paroxetine for the treatment of menopausal hot flashes. The makers of these agents would compete directly with us relative to Menerba.

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

Company Information

We were incorporated in Delaware in 2005. Our principal executive offices are located at 5858 Horton Street, Suite 400, Emeryville, California 94608, and our main telephone number is (510) 601-2000. Investors can obtain access to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, free of charge, on our website at http://www.bionovo.com as soon as reasonably practicable after such filings are electronically filed with the SEC.

We have adopted a code of ethics, which is part of our Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officers. This code of ethics is posted on our website.

Employees

On March 9, 2012, the Company announced a reduction of over 90% of its workforce. As of March 23, 2012, the Company had 5 remaining employees, all at a reduced salary rate.

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

The Company leases a facility in Hayward, California under a ten year, non-cancelable operating lease agreement that expires in March of 2021. Monthly rental payments of $18,750 began on April 1, 2011 and will increase over the ten-year period. The Company will gradually assume greater space between the first year and the fourth year for a total of 51,472 square feet beginning with the fourth year and through the end of the lease.

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

Executive Officers and Directors

The following persons are our directors and executive officers as of March 23, 2012:

Name	Age	Position
Isaac Cohen, O.M.D.,L.Ac.(1)(2)	49	Chairman, Chief Executive Officer, Chief Scientific Officer and Director
Mary Tagliaferri, M.D., L.Ac(2)	46	President, Chief Medical Officer, Chief Regulatory Officer and Director
J. David Boyle II	58	Senior Vice President and Chief Financial Officer
George Butler, Ph.D(2)(3)(4)	64	Director
Louis Drapeau, M.B.A.(1)(2)(3)(4)	68	Director, Lead Independent Director
Robert Farrell(2)(3)(4)	62	Director

(1)	Member of the Governance Committee.
(2)	Member of the Nominations Committee.
(3)	Member of the Audit Committee.
(4)	Member of the Compensation Committee.

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

J. David Boyle II has served as our Senior Vice President and Chief Financial Officer since January 4, 2012. He previously served as the Senior Vice President and Chief Financial Officer of AVI BioPharma, Inc. (“AVI”), a position he held since August 2008, and served as AVI’s Interim Chief Executive Officer and President from April 2010 until December 2010. Mr. Boyle also previously served as AVI’s Secretary from September 2008 to April 2010. Prior to his employment at AVI, Mr. Boyle worked for both XOMA Ltd., a biopharmaceutical company in the field of therapeutic antibody discovery and development, and Polycom, Inc., a worldwide high technology communications company. Mr. Boyle served as Chief Financial Officer of XOMA Ltd. from July 2005 to August 2008. Prior to his position as Chief Financial Officer, Mr. Boyle served as Vice President, Financial Operations of XOMA Ltd. from January 2005 to July 2005. Mr. Boyle joined XOMA Ltd. in January 2005 from Polycom, Inc. where he served from March 2002 to December 2004, most recently, as Vice President, Finance. Prior to his employment with Polycom, Inc., Mr. Boyle worked for Salix Pharmaceuticals, Ltd. in the U.S. and for Ares Serono Group both in the U.S. and Switzerland. Mr. Boyle holds a B.A. degree from Catholic University.

George Butler, Ph.D., has been a director since March 11, 2008. Currently, Dr. Butler serves as the Chairman and President of SingEval (Singapore) Pte. Ltd., a drug development company based in Singapore and the US. Dr. Butler was formerly the vice president, Customer Relationships, Global Development of AstraZeneca, plc, a global pharmaceutical company. Prior to this, he was Vice President, Head of Regulatory Affairs. Prior to his time at AstraZeneca, Dr. Butler was Vice President and Head of Regulatory Affairs with Novartis AG. Dr. Butler has over 30 years of healthcare research and business experience, primarily in a development environment in multiple biopharmaceutical companies and has also been active for many years in advancing Asian-Western development/regulatory single programs. Dr. Butler is an independent and unaffiliated director, and serves on our Audit Committee and our Compensation and Nominations Committee. Dr. Butler provides a valuable insight into regulatory affairs, healthcare research and drug development.

Louis Drapeau, M.B.A., has been a director since March 14, 2008. Mr. Drapeau has served as the Chief Financial Officer of InSite Vision since October 1, 2007 and as its Chief Executive Officer from November 2008 to December 1, 2010. Prior to InSite Vision, he served as Chief Financial Officer, Senior Vice President, Finance, at Nektar Therapeutics, a biopharmaceutical company headquartered in San Carlos, California from January 2006 to August 2007. Prior to Nektar, Mr. Drapeau served as Acting Chief Executive Officer from August 2004 to May 2005 and as Senior Vice President and Chief Financial Officer from August 2002 to August 2005 for BioMarin Pharmaceutical Inc, a pharmaceutical company. Previously, Mr. Drapeau spent more than 30 years at Arthur Andersen. Mr. Drapeau also serves on the boards of Intermune, Inc., a pharmaceutical company, AmpliPhi Biosciences, a biotechnology company, and Bio-Rad Laboratories, a life science and clinical diagnosis company. From 2006 to 2008, Mr. Drapeau served on the board of directors of Inflazyme Pharmaceuticals, a biotechnology company whose stock is traded on the Toronto stock exchange. Mr. Drapeau is an independent and unaffiliated director, serves as the chair of our Audit Committee and is our lead independent director. Mr. Drapeau meets the qualifications as a “Financial Expert”, according to the definition in Item 407 (d)(5)(ii) on Regulation S-K. As such, in the opinion of the Board, Mr. Drapeau provides valuable financial expertise to the Board.

Robert Farrell has been a director since January 5, 2012. Mr. Farrell held the positions of Executive Vice President and CFO of Titan Pharmaceuticals, Inc. from 1996 – 2009 and was appointed President and CEO of Titan in December 2008, a position that he held through 2009. Prior to Titan Pharmaceuticals, from 1991 – 1996, Mr. Farrell served as Corporate Group Vice President and CFO of Fresenius USA, a pharmaceutical manufacturing and medical device company focused on the treatment of end-stage renal disease. Mr. Farrell holds an undergraduate degree from the University of Notre Dame and received his J.D. degree from the University of California. Mr. Farrell is an independent and unaffiliated director, and serves on our Audit Committee and our Compensation and Nominations Committee. We believe that Mr. Farrell’s professional background, experience in the healthcare field, including his prior senior leadership positions at other medical and biotech related companies, make him well qualified as a member of our board.

Scientific Advisory Board

We have assembled a scientific advisory board that includes several prominent scientific and product development advisors who provide expertise, but except for Isaac Cohen are employed elsewhere on a full-time basis, in the areas of women’s health including menopause, breast cancer, cell biology, immunology, hormonal and metabolic disorders, biostatistics and pharmaceutical development. As of March 23, 2012, the board consisted of the following individuals:

Name	Affiliation	Area of Expertise
Len Bjeldanes, Ph.D.	University of California, Berkeley	Molecular Toxicology/Bioactive Compound Isolation and Identification
Paul Pui-Hay But, Ph.D.	Food and Drug Authentication Laboratory Ltd., Hong Kong	Botanical Authentication and Chinese Medicine Quality Control
Uwe Christians M.D., Ph.D.	University of Colorado	Pharmacology
Isaac Cohen O.M.D., L.Ac.	Bionovo, Inc.	Herbology, Pharmacology, Cell Biology and Pharmaceutical Development
Gary L. Firestone, Ph.D.	University of California, Berkeley	Molecular and Cell Biology
Richard Gless, Ph.D.	Arete Therapeutics	Chemical Research Management
Bert W. O’Malley, M.D.	Baylor College of Medicine	Molecular and Cell Biology, Nuclear Receptor Regulation
Moshe Rosenberg, D.Sc.	University of California, Davis	Microencapsulation Properties of Proteins, Lipids and Carbohydrates
Terry Speed, Ph.D.	University of California, Berkeley	Bioinformatics
Zung Vu Tran, Ph. D.	University of Colorado	Biostatistics and Bioinformatics
Richard Weiner, Ph.D.	University of California, San Francisco	Neuroendocrinology, Cancer
Ethan Weiss, M.D.	University of California, San Francisco	Cardiology

Medical Advisory Board

We have assembled a medical advisory board that includes several prominent clinical and scientific advisors who provide expertise, but except for Mary Tagliaferri are employed elsewhere on a full-time basis, in the areas of women’s health, cancer treatment, and related areas. These individuals provide critical guidance in our planning and execution of clinical trials for our drug candidates. As of March 23, 2012, the board consisted of the following individuals:

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

Risks Relating to Our Business and Industry

Our cash and other sources of liquidity may not be adequate to fund our operations beyond April 15, 2012. We require substantial additional capital to continue our operations, which may not be available on commercially acceptable terms. We cannot be certain that funds will be available and, if they are not available, we may not be able to continue as a going concern which may result in actions that could adversely impact our stockholders.

We have projected that cash on hand will be sufficient to allow us to continue operations until April 15, 2012. As a result of insufficient cash flow, on March 9, 2012, we announced that we reduced our workforce by over 90%. As of March 23, 2012, our cash on hand was only approximately $440,000. We will require substantial capital resources in order to conduct our operations and develop our therapeutic products, and do not expect that our current cash and cash equivalents will be sufficient to fund our current and planned operations. If we need additional funding for operations and are unable to raise it through debt or equity financings, we may be forced to liquidate assets and/or curtail or cease operations.

Additional financing through grants, strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all. The interest of the public and private equity markets to any proposed financing is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. Additional equity financings, if we obtain them, could result in significant dilution to current shareholders. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates, or products that we would otherwise seek to develop and commercialize ourselves.

To conserve funds, we may pursue less expensive but higher-risk development paths or suspend some or all development activity. Historically, we have limited our product development activities to the minimum we felt was sufficient to support our development and commercialization goals, in particular, with respect to Menerba. While we successfully completed Phase 2 clinical trials of Menerba without extensive product development experience, we may lack the information and resources necessary to complete product development of Menerba or any of our other products and may be unable to manufacture any of them successfully on a commercially-viable scale. If we are unable to complete our product development, we may be unable to effectively commercialize our products, if approved. If we do not obtain additional financing in the near future, we do not expect that any of our clinical trials will continue. If we cease to continue as a going concern due to lack of available capital or otherwise, you may lose your entire investment in our company.

We have a history of net losses, which we expect to continue for the foreseeable future and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will become profitable or if we will be able to continue as a going concern.

We are a development stage company which commenced operations in 2002, and we are subject to all of the risks associated with having a limited operating history and pursuing the development of new products. Our cash flows may be insufficient to meet expenses relating to our operations and the development of our business, and may be insufficient to allow us to develop our products. We currently conduct research and development to develop women’s health and anticancer drugs. We do not know whether we will be successful in the development of such products. From inception through December 31, 2011, we have a deficit accumulated during the development stage of approximately $87.2 million. Our net loss for fiscal years ended December 31, 2011, 2010 and 2009 were $13.7 million, $17.7 million and $16.4 million, respectively. Our net loss for the fiscal year ended December 31, 2008 was $16.7 million and for the fiscal year ended December 31, 2007 was $12.9 million.

To date, we have mainly recognized revenues from a technology license, research services, and government grants. On October 15, 2007, we terminated the technology license agreement. We do not anticipate generating significant revenues from sales of our products, if approved, for at least several years, if at all. All of our product candidates are in development and none have been approved for commercial sale. We expect to increase our operating expenses over the next several years as we expand clinical trials for our product candidates currently in clinical development, including Menerba and Bezielle, advance our other women’s health and anticancer product candidates into clinical trials, expand our research and development activities, seek regulatory approvals and engage in commercialization activities in anticipation of potential FDA approval of our product candidates. Because of the numerous risks and uncertainties associated with developing our product candidates and their potential for commercialization, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline and we may not be able to continue as a going concern.

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

We have a limited number of authorized shares of common stock available for issuance, and if our stockholders do not approve an increase in the number of shares of our common stock available for issuance, we may be unable to raise significant additional common equity capital.

As of March 23, 2012, we had 340,000,000 authorized shares of common stock, of which 129.3 million shares of common stock were issued and outstanding on a fully diluted basis. Thus, we have a limited number of shares of common stock available for future issuance. The limited availability of shares of common stock may hinder our ability to raise capital through the issuance of common stock or securities convertible into or exchangeable or exercisable for common stock, if the need should so arise. If we need to increase the number of our shares of common stock available for issuance, then under applicable Delaware law and the provisions of our certificate of incorporation, such an increase will require the approval of the holders of a majority of our issued and outstanding shares of common stock. No assurance can be provided that we would be able to obtain the requisite vote to increase the number of our shares of common stock available for issuance. A failure to increase our authorized share capital when needed would adversely affect our ability to raise additional capital and therefore could materially and adversely affect our financial condition, liquidity and prospects.

We may enter into equity financing transactions in the near future, which may result in significant dilution to existing stockholders.

Our Board of Directors believes that we need to raise substantial additional capital in order to continue our operations beyond April 15, 2012 and is contemplating an equity financing transaction, the terms of which have not yet been established. On February 8, 2012, we filed a registration statement on Form S-1 with the SEC (File No. 33-179429), as amended, to register the offering of an aggregate of up to $25 million in convertible preferred stock and warrants to purchase shares of common stock. We expect that the terms and conditions of this offering, if consummated, will change. However, we anticipate that the terms of any new financing transactions, if available, will include the issuance of a substantial amount of our common stock, or securities convertible or exercisable into a substantial amount of our common stock. Sales of our common stock offered through future equity offerings may result in substantial dilution to the interests of other holders of our common stock and a decline in the market price of our common stock. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

We must comply with significant government regulations.

The research and development, manufacture and marketing of human therapeutic and diagnostic products are subject to regulation, primarily by the FDA in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state, local and foreign entities regulate, among other things, research and development activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, advertising and promotion of the products that we are developing. Noncompliance with applicable requirements can result in various adverse consequences, including delay in approving or refusal to approve product licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts.

The process of obtaining requisite FDA approval has historically been costly and time-consuming. Current FDA requirements for a new human biological product to be marketed in the U.S. include: (1) the successful conclusion of preclinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety; (2) filing with the FDA of an Investigational New Drug Application to conduct human clinical trials for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the IND for its recommended use; and (4) filing by a company and acceptance and approval by the FDA of a BLA for a biological IND, to allow commercial distribution of a biologic product. A delay in one or more of the procedural steps outlined above could be harmful to us in terms of getting our products through clinical testing and to market.

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

Our research and development activities at our facilities in Hayward, California and Emeryville, California involve the controlled storage, use and disposal of hazardous materials. We are subject to government regulations relating to the use, manufacture, storage, handling and disposal of hazardous materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by applicable laws and regulations, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result or we could be penalized with fines, and any liability could exceed the limits of or fall outside our insurance coverage. We may not be able to maintain insurance on acceptable terms, or at all. Further, we could be required to incur significant costs to comply with current or future environmental laws and regulations.

If we cannot maintain manufacturing arrangements with third parties on acceptable terms, or if these third parties do not perform as agreed, the development or marketing of our product candidates could be delayed or otherwise materially and adversely affected.

In 2011 we completed the construction and commissioning of a pilot manufacturing plant for clinical trial supply for Menerba. This facility will not be sufficient for the commercial manufacture of the drug. We may be relying upon third-party manufacturers to provide significant portions of our supply chain for our drug-product. We depend on these third-party manufacturers to perform their obligations in a timely manner and in accordance with applicable governmental regulations. Our third-party manufacturers may encounter difficulties with meeting our requirements, including problems involving:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. In the future if any material weaknesses are identified in our internal control over financial reporting, our management will not be able to assert that our internal control over financial reporting or our disclosure controls and procedures are effective, and we could be required to further implement expensive and time-consuming remedial measures. We cannot be certain that any measures we take will ensure that we implement and maintain adequate internal control over financial reporting and that we will remediate any material weaknesses. If we fail to maintain effective internal control over financial reporting or disclosure controls and procedures, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the Securities and Exchange Commission (SEC) or other regulatory authorities.

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

From time to time we maintain a portfolio of investments in marketable debt securities which are recorded at fair value. Although we have established investment guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity, credit rating agencies may reduce the credit quality of our individual holdings which could adversely affect their value. Lower credit quality and other market events, such as changes in interest rates and further deterioration in the credit markets, may have an adverse effect on the fair value of our investment holdings and cash position.

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

At present, we have about 140 patent applications pending in the United States Patent and Trademark Office as well as under the Patent Cooperation Treaty and in the European Patent Office, Japan, and other markets. Two patents for Bezielle (US 7482029 B1, issued March 29, 2006 and US 8110228, issued February 7, 2012) are entitled “Composition for Treatment of Menopause.” “Estrogenic Extracts of Morus alba and Uses Thereof,” (US 7815949 B1, issued October 19, 2010) and “Estrogenic extracts of Ligustrum lucidum ait. of the oleaceae family and uses thereof” (US 8092841, issued January 10, 2012), are patents that cover separate components of Menerba. Another patent (US 7700136, issued on April 20, 2010), for Bezielle is entitled “Scutellaria barbata Extract for the Treatment of Cancer.”

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

Additional clinical and non-clinical trials may be necessary as we progress to an NDA.

While we have reached agreement with the FDA as to the clinical and non-clinical studies necessary for progression of Menerba to an NDA, including trial design and size, this is subject to change based on the results of said studies. For example, prior to initiation of the Menerba Phase 3 studies, the FDA requested an additional 13-week non-clinical toxicology study in rats and dogs, and a 28-day, 20-patient, open label clinical trial to assess tolerance of the higher dose planned. We cannot be certain whether or not additional studies might be considered necessary by the FDA, or whether or not the FDA may mandate changes to the other planned studies. Additionally, we cannot be certain whether or not the FDA review process will result in a delay to the initiation of the planned or additional clinical or non-clinical studies.

Risks Related to Our Common Stock

If our common stock is determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

On February 7, 2012, we effected a voluntary delisting from The NASDAQ Capital Market and our common stock began trading on the OTCQB under the trading symbol “BNVI”. The SEC has adopted regulations that define a “penny stock” to include any equity security that has a market price per share of less than $5.00, subject to certain exceptions, and certain securities not listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. The last reported closing sales price of our common stock on March 23, 2012 was $0.04 per share, as reported on the OTCQB. Although we do not believe that our common stock currently is a “penny stock” under Rule 3a51-1(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we are an issuer with net tangible assets in excess of $2 million and meet other requirements, if our net tangible assets were to decrease and our common stock was determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock has been volatile, and fluctuates widely in price in response to various factors which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. During the period from January 1, 2005 to March 23, 2012, the lowest and highest reported trading prices of our common stock, as reported in the OTCQB for the period from March 23, 2012 to February 7, 2012, or for the period from May 29, 2007 to February 6, 2012, as reported on The NASDAQ Capital Market, or for periods before May 29, 2007, as reported on the OTC Bulletin Board, were $0.03 and $34.00 (in each case, as adjusted to reflect the 1 for 5 reverse stock split on August 30, 2010). Factors such as the following could cause the market price of our common stock to fluctuate substantially:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	our funding requirements and terms of our financing arrangements;
•	the number of shares issued and outstanding;
•	the number of shares trading on an average trading day;
•	significant sales of our common stock;
•	results of preclinical studies and preclinical trials;
•	results relating to the safety or efficacy of products or product candidates;
•	the results of research or development testing of our or our competitors’ products;
•	technological innovations related to diseases we are studying;
•	new commercial products introduced by our competitors;
•	government regulation of our industry;
•	receipt of regulatory approvals by our competitors;
•	our failure to receive regulatory approvals for products under development;
•	developments concerning proprietary rights;
•	litigation or public concern about the safety of our products.
•	announcements regarding other participants in the biotechnology and pharmaceutical industries; or
•	market speculation regarding any of the foregoing.

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

In August 2010, we implemented a 1-for-5 reverse split of our common stock to address The NASDAQ Capital Market’s continuing listing requirement that our stock price exceed $1.00. Subsequently, we were informed by The NASDAQ Capital Market that we had regained compliance with NASDAQ. However, on March 14, 2011, we received a letter from The NASDAQ Stock Market stating that we were not in compliance with NASDAQ listing rules because we failed to maintain a minimum bid price of $1.00 per share for the last 30 consecutive business days. NASDAQ granted us a period of 180 calendar days to regain compliance and on September 14, 2011, NASDAQ informed us that we had been granted an additional 180 calendar days, or until March 12, 2012 to regain compliance. On February 7, 2012, we effected a voluntary delisting from The NASDAQ Capital Market and our common stock began trading on the OTCQB under the trading symbol “BNVI”.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As of March 23, 2012, we have four effective registration statements and have registered for resale up to 108,337,448 shares of our common stock and shares of our common stock issuable upon exercise of warrants. As additional shares of our common stock become available for resale in the public market pursuant to that registration statement, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of such shares of common stock may be offered from time to time in the open market and these sales may have a depressive effect on the market for our shares of common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases approximately 32,000 square feet of laboratory and office facilities located at 5858 Horton Street, Suite 400, Emeryville, CA 94608, under a long-term, non-cancelable operating lease agreement that expires in December 2018. The lease provides for increases in future minimum annual rental payments and the agreement requires the Company to pay executory costs (real estate taxes, insurance, and repairs).

The Company leases a manufacturing facility in Hayward, California under a ten year, non-cancelable operating lease agreement that expires in March 2021. Monthly rental payments of $18,750 began on April 1, 2011 and will increase over the ten-year period. The Company will gradually assume greater space between the first year and the fourth year for a total of 51,472 square feet beginning with the fourth year and through the end of the lease.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on OTCQB under the ticker symbol “BNVI” For the fiscal years 2011, 2010 and 2009 listed in the tables below, our common stock traded on The NASDAQ Capital Market. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — NASDAQ Voluntary Delisting” beginning on page 0 of this report for additional information regarding the voluntary delisting of our common stock on The NASDAQ Capital Market.

The following table sets forth the actual high and low sale prices of our common stock for the periods prior to our 1-for-5 reverse stock split of our outstanding common stock on August 30, 2010:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	High	Low	High	Low	High	Low
First Quarter	—	—	$0.76	$0.38	$0.40	$0.18
Second Quarter	—	—	$0.63	$0.38	$0.95	$0.22
Third Quarter(1)	—	—	$0.46	$0.35	$1.15	$0.36
Fourth Quarter	—	—	—	—	$0.79	$0.34

(1)	Through August 30, 2010.

The following table sets forth the adjusted high and low sale prices of our common stock, which adjusts the actual high and low sale prices of the previous table (as if our 1-for-5 reverse stock split occurred on January 1, 2009) for comparison purposes to the actual high and low sale prices of our common stock for the periods after our 1-for-5 reverse stock split of our outstanding common stock on August 30, 2010.

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	High	Low	High	Low	High	Low
First Quarter	$1.43	$0.52	$3.80	$1.90	$2.00	$0.90
Second Quarter	$0.85	$0.55	$3.15	$1.90	$4.75	$1.10
Third Quarter	$1.03	$0.48	$2.35	$1.03	$5.75	$1.80
Fourth Quarter	$0.62	$0.22	$1.79	$0.88	$3.95	$1.70

On December 31, 2011, the last reported sales price on The NASDAQ Capital Market for our common stock was $0.23.

Holders

On March 23, 2012, there were 81 stockholders of record of our common stock and the last reported sales price on the OTCQB for our common stock was $0.04. The market for our common stock is highly volatile.

Dividends

We did not repurchase any shares of our equity securities during the year ended December 31, 2011. We have never declared or paid any cash dividends on our common stock and we do not currently intend to pay any cash dividends on our common stock for the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information in Item 11 of this Annual Report.

Stockholder Return Comparison

The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2006 for (i) our common stock, (ii) the NASDAQ composite Market Index (the “NASDAQ Index”) and (iii) The NASDAQ Pharmaceutical Index (the “NASDAQ-Pharmaceutical”). The NASDAQ Index tracks the aggregate price performance of equity securities traded on the NASDAQ. The NASDAQ-Pharmaceutical tracks the aggregate price performance of equity securities of pharmaceutical companies traded on The NASDAQ Index.

PERFORMANCE MEASUREMENT COMPARISON*

*	This section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchance Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in this Report on Form 10-K.

	For the Years Ended December 31,					Accumulated from February 1, 2002 (Date of inception) to December 31, 2011
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$265	$613	$288	$233	$582	$2,058
Operating expenses:
Research and development	20,528	14,642	12,499	11,416	9,938	74,876
General and administrative	3,367	3,526	4,053	6,097	4,284	24,496
Merger cost	—	—	—	—	—	1,964
Total operating expenses	23,895	18,168	16,552	17,513	14,222	101,336
Loss from operations	(23,630)	(17,555)	(16,264)	(17,280)	(13,640)	(99,278)
Other income (expense):
Change in fair value of warrant liability	10,114	(94)	—	—	—	10,851
Interest income	28	18	84	730	850	2,119
Interest expense	(97)	(61)	(95)	(129)	(87)	(618)
Other expense	(113)	(39)	(88)	(17)	(21)	(304)
Total other income (expense)	9,932	(176)	(99)	584	742	12,048
Loss before income tax	(13,698)	(17,731)	(16,363)	(16,696)	(12,898)	(87,230)
Income tax provision	(1)	(1)	(1)	(4)	(3)	(15)
Net loss	$(13,699)	$(17,732)	$(16,364)	$(16,700)	$(12,901)	$(87,245)
Basic and diluted net loss per common share	$(0.26)	$(0.80)	$(0.98)	$(1.09)	$(0.98)	$(5.80)
Shares used in computing basic and diluted net loss per common share	51,848	22,299	16,725	15,271	13,153	15,036

	Years Ended December 31,					Accumulated from February 1, 2002 (Date of inception) to December 31, 2011
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short term investments	$3,049	$2,638	$15,934	$13,562	$33,296	$3,049
Working capital (deficit)	(2,600)	(1,408)	14,524	12,166	31,271	(2,600)
Total assets	18,458	12,982	24,149	22,504	38,165	18,458
Long-term obligations	114	917	217	545	526	114
Accumulated deficit	(87,245)	(73,546)	(55,814)	(39,450)	(22,750)	(87,245)
Total shareholders’ equity	11,003	6,601	21,896	19,632	34,922	11,003

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2011 and other documents filed by us from time to time with the Securities and Exchange Commission. Statements made in this Item other than statements of historical fact, including statements about us and our respective clinical trials, research programs, product pipeline, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect us under Item 1A, “Risk Factors” above. We do not undertake any obligation to update forward-looking statements.

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

Our lead drug candidate, MenerbaTM (formerly MF-101), represents a new class of receptor sub-type selective estrogen receptor modulator (“SERM”), for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed Menerba to selectively modulate estrogen receptor beta (“ERβ”) and we believe it could provide a safe and effective alternative to existing Food and Drug Administration (“FDA”) approved therapies that have been observed to pose a significant risk to women for developing breast cancer, stroke, cardiovascular disease, blood clots and other serious diseases. Hot flashes (or hot flushes) are a brief experience of body surface temperature irregularity resulting in fever like redness, sweating, prickly sensation that lasts from 4 to 10 minutes. The experience may be accompanied by other symptoms such as anxiety, irritability, palpitations, blushing, panic, a sensation of loss of control, along with significant physical and emotional distress. Recently it has been suggested that women experiencing hot flashes are at higher risk for coronary heart disease, Type 2 diabetes, osteoporosis and early dementia, while at lower risk for breast cancer. Although not life threatening, hot flashes should be viewed as a marker of health decline and risk factor for aging diseases in women. In preclinical studies, Menerba does not lead to tumor formation in either breast or uterine tissues and it does not increase the risk for clotting. This characteristic, if confirmed in clinical testing, would differentiate Menerba from some existing therapies and other hormone-based therapies in clinical development. We announced the results in 2007 of our completed, multicenter, randomized, double-blinded, placebo-controlled Phase 2 trial, involving 217 women, which showed the higher of two Menerba doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes after 12 weeks of treatment. In addition, treatment with the higher dose of Menerba led to a statistically significant reduction in night time awakenings when compared to placebo, which represents superior efficacy to existing non-hormonal therapies in development. In 2011 we announced the results of two tolerability studies with doses higher and similar to the higher dose in the Phase 2 study. In both studies significant reduction in hot flashes was observed as well as significant reduction in night time awakening. Following the FDA guidance and approval received, we are currently enrolling patients in a Phase 3, pivotal, clinical testing at multiple clinical sites in the U.S. We believe that Menerba’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (“HT”).

Although we are focusing our resources primarily on the development of Menerba, we have a diverse pipeline of additional clinical and preclinical drug candidates in both women’s health and cancer, which we may pursue if additional funding becomes available. As part of our pipeline, we are developing BezielleTM, an oral anticancer agent for advanced breast cancer. Unlike most other anticancer drugs and drug candidates, which try to control cancer through genomic and proteomic signaling pathways, Bezielle is designed to take advantage of a unique metabolism of cancer cells, with a well-characterized mechanism of action which leads to very selective tumor cell DNA damage and the death of cancer cells, without lasting harm to normal cells. This is accomplished by Bezielle’s secondary inhibition of glycolysis, a metabolic pathway on which cancer cells rely for energy production. Glycolysis inhibition leads to energy collapse in the cells and results in death of cancer cells. Since normal cells do not rely significantly part on glycolysis for energy production, they are not killed by Bezielle. Based on our clinical and pre-clinical studies, we believe that Bezielle may have a preferential effect on hormone-independent cancers, a subset with few treatment options. To date, 48 women with metastatic breast cancer have been treated with Bezielle in two separate Phase 1 clinical trials. As predicted by the mechanism of action, Bezielle had very limited toxicities with an extremely favorable tolerability profile. Moreover, Bezielle showed encouraging clinical activity among a cohort of women with metastatic breast cancer who had been heavily pretreated with other regimens. A Phase 2 trial has been approved by the FDA and the institutional review boards (“IRBs”) at several prestigious breast cancer clinical sites in the U.S. We will need to obtain additional funding to commence this open-label, non-randomized trial in 80 women diagnosed with advanced metastatic breast cancer who have failed no more than two prior chemotherapy regimens. We believe that Bezielle’s novel mechanism of action and favorable tolerability profile could lead to preferential use over existing drugs in the treatment of advanced breast cancer, and potentially in the broader, adjuvant care of breast cancer. We also plan to evaluate Bezielle for the treatment of other forms of cancer, including pancreatic cancer and adjuvant use in breast cancer. We have also prepared an IND application and plan to initiate a Phase 1 trial for our second women’s health drug candidate, SealaTM (formerly VG101), for the treatment of post-menopausal vulvar and vaginal atrophy, or “vaginal dryness.” We have identified or begun preclinical work on other drug candidates for a variety of indications within women’s health and cancer. We have internally discovered and developed all of our drug candidates using our proprietary biological and chemical techniques.

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

We expect to continue to incur significant operating losses over the next few years, and do not expect to generate profits until and unless Menerba or one of our other drug candidates has been approved and is being marketed with commercial partners. As of December 31, 2011, we had an accumulated deficit of $87.2 million. Historically, we have funded our operations primarily through private placements and public offerings of our capital stock, equipment lease financings, license fees and interest earned on investments.

We will need to raise and are pursuing additional funds through grants, strategic collaborations, public or private equity or debt financing, or other funding sources. This funding may not be available on acceptable terms, or at all, and may be dilutive to shareholder interests.

Development Stage Company

We have not generated any significant revenue since inception. The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed for a development stage enterprise. Although we have recognized some nominal amount of revenue, we still believe we are devoting, substantially, all our efforts on developing the business and, therefore, still qualify as a DSE.

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

We consider the following accounting policies related to revenue recognition, clinical trial accruals, warrant liabilities, share-based compensation, income tax and research and development expenses to be the most critical accounting policies, because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

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

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract. We monitor service provider activities to the extent possible; however, if we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

Warrant Liability

In October of 2010 and February of 2011, we issued warrants to purchase our common shares in connection with registered direct and public offerings. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrant agreement that provides the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the “Black-Scholes Model”) value, in the event of a change in control of the Company. The fair value of the warrant liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized at each reporting period in “Change in fair value of warrant liability” line item under other income (expense) in the consolidated statements of operations.

Share-Based Compensation

Share-based compensation granted to employees and consultants is recorded based on the fair value at the time of grant. The fair value of stock options and warrants is calculated using the Black-Scholes Model on the date of grant. This option valuation model requires input of highly subjective assumptions. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of our employee stock options.

Income Tax

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of December 31, 2011, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

We generated net losses since inception through the year ended December 31, 2011, and accordingly did not record a provision for federal income taxes. Deferred tax assets of $34.2 million as of December 31, 2011 were primarily comprised of federal and state tax net operating loss, or NOL, carryforwards. Due to uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carry-forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

Management has performed an analysis of whether a change in control occurred due to the financing that occurred in February 2011. As a result of this analysis, management believes a change in control did not occur according to Section 382 and 383 of the Internal Revenue Code. Therefore, utilization of the Company’s net operating loss will not be limited beginning in 2011 as a result of the February 2011 transaction.

Research and Development Activities

Research and development costs are charged to expense when incurred. The major components of research and development costs include clinical manufacturing costs, pre-clinical and clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, share-based compensation expense, supplies and materials, and facilities costs.

During the years ended December 31, 2011, 2010 and 2009, we incurred research and development expenses of $20.5 million, $14.6 million and $12.5 million, respectively. We expect that research and development expenses will continue to increase as we continue our development of Menerba, Bezielle and other drug candidates and continue our Phase 3 testing of Menerba.

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

Recent Accounting Pronouncements

In June of 2011, the Financial Accounting Standards Board (“FASB”) issued ASU (“Accounting Standards Update”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. In December of 2011, the FASB completed this project with the issuance of ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This project was the first of two phases regarding presentation requirements for items reclassified out of accumulated other comprehensive income. The FASB will reconsider those presentation requirements currently deferred by Update No. 2011-12 in phase two of the project, “Presentation of Reclassifications from Accumulated Other Comprehensive Income.” We adopted the provisions of Update No. 2011-05 in the fourth quarter of 2011.

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

Results of Operations

Results of Operations for the Years Ended December 31, 2011, 2010, and 2009

Revenue

	Years Ended December 31,			% Increase (Decrease)
	2011	2010	2009	2010 to 2011	2009 to 2010
	(in thousands)
Government grants	$265	$599	$233	-56%	157%
Service revenue	—	14	55	-100%	-75%
Total revenue	$265	$613	$288	-57%	113%

Revenue over the fiscal years 2011, 2010 and 2009 consisted primarily of US government grants. In 2011, the National Institutes of Health (“NIH”) awarded the Company an extension of a grant that was awarded in 2010. The total awarded under the grant after the extension was approximately $374,000. We recognized $265,000 in revenue under the grant during the twelve months ended December 31, 2011 and $109,000 in revenue during the twelve months ended December 31, 2010. In addition, during the twelve months ended December 31, 2010, we received notification from the Internal Revenue Service that two of our projects, Menerba and Bezielle, were approved for funding at the maximum level under the Qualifying Therapeutic Discovery Project Credit (“QTDP”) program. The amount granted to us under the program was approximately $489,000 and the full amount was recognized in revenue in 2010.

We recognized $233,000 in revenue in 2009 under an NIH grant that expired in 2009. We also recognized revenue of $14,000 and $55,000 for research services provided to one client in 2010 and 2009, respectively.

Research and Development Expenses

	Years Ended December 31,			% Increase (Decrease)
	2011	2010	2009	2010 to 2011	2009 to 2010
	(in thousands)
Research and development expenses	$20,528	$14,642	$12,499	40%	17%

Research and development (R&D) expenses reflect costs for the development, manufacturing and clinical testing of drugs and include salaries, contractor and consultant fees and other support costs, including employee share-based compensation expense. The increase of $5.9 million during the twelve months ended December 31, 2011 compared with the same period of 2010 is due to the completion of our Menerba tolerability study, the initiation of our Menerba Phase 3 clinical study, and manufacturing costs at our Hayward, California manufacturing facility. Included in the increase is an approximately $0.7 million increase in share-based compensation expense due to a greater number of options granted in 2011 as compared to 2010. The increase in R&D expenses is partially offset by no employee or officer bonuses for 2011 as compared to approximately $0.5 million in bonuses for 2010.

The increase of $2.1 million for the twelve months ended December 31, 2010 compared with the same period of 2009 is due to costs to support the Menerba manufacturing process development and officer and employee performance bonuses of approximately $0.5 for 2010 compared with no bonuses paid for 2009.

General and Administrative Expenses

	Years Ended December 31,			% Increase (Decrease)
	2011	2010	2009	2010 to 2011	2009 to 2010
	(in thousands)
General and administrative expense	$3,367	$3,526	$4,053	-5%	-13%

General and administrative (G&A) expense includes personnel costs for finance, administration, information systems, and public relations related to our drug development and clinical trials, participation in conventions and tradeshows, website related expenses, facilities expenses, professional fees, legal expenses, and other administrative costs. We do not currently have any dedicated sales support or personnel. The decrease of $0.2 million for the twelve months ended December 31, 2011 compared to the same period of 2010 is primarily due to decreased employee-related costs including no officer or employee bonuses for 2011, whereas the same period of 2010 included approximately $0.1 million in employee and officer performance bonuses.

The decrease of $0.5 million in G&A expenses for the twelve months ended December 31, 2010 compared with the same period of 2009 is due to approximately $0.2 million reduction in employee-related costs resulting from headcount reductions in 2009 and approximately $0.5 million reduction in legal costs primarily due to the resolution of a legal matter in 2009 as disclosed on our 2009 Form 10-K. The reductions in expense were partially offset by approximately $0.1 million in officer and employee performance bonuses for 2010 compared with no bonuses paid for 2009.

Other Income (Expense)

	Years Ended December 31,			% Increase (Decrease)
	2011	2010	2009	2010 to 2011	2009 to 2010
	(in thousands)
Other income (expense):
Change in fair value of warrant liability	$10,114	$(94)	$—	-10860%	*
Interest income	28	18	84	56%	-79%
Interest expense	(97)	(61)	(95)	59%	-36%
Other expense, net	(113)	(39)	(88)	190%	-56%
Total other income (expense)	$9,932	$(176)	$(99)	-5743%	78%

The change in fair value of warrant liability in 2011 is due to the effect of the decrease of our share price upon the remeasurement of our warrant liability at December 31, 2011.

Interest income is derived from cash balances and short term investments. The decreases in interest income in 2011 and 2010 as compared with 2009 is due to our lower investment balances combined with low rates of return consistent with general market conditions. Interest expense includes interest expense from capital lease agreements for our laboratory equipment and two notes payable to finance $0.2 million of leasehold improvements made in 2009. Other expense for the year ended December 31, 2011, includes the write-off of an employee receivable of approximately $0.1 million. The difference in other expense from 2010 to 2009 is primarily due to approximately $91,000 in loss on fixed asset disposal in 2009 associated with the move to our headquarters in Emeryville, California.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on public and private financing to fund our operations.

As of December 31, 2011 we had cash, cash equivalents and short-term investments of $3.0 million compared to $2.6 million in cash and cash equivalents at December 31, 2010. The use of cash, cash equivalents, and short term investments for the year ended December 31, 2011 includes net cash used in operating activities of $17.6 million, $7.9 million in expenditures for capital assets and patent costs, and $1.2 million for payments on our capital lease agreements and notes payable, partially offset by net proceeds of approximately $27.2 million from our financing transaction in February 2011.

Since we rely on public and private financing to fund our operations, we invest financing proceeds in cash equivalents and short-term investments upon receipt. We then utilize the proceeds from sales and maturities of the investments to fund our operations. Fluctuations in net short-term investing activities from year to year relate to the timing of funds from successful financing transactions. During 2011, we had capital expenditures of $7.3 million as compared to $1.2 million in 2010 and $0.6 million in 2009. The increase in capital expenditures in 2011 was in support of the development of our manufacturing facility in Hayward, California.

Net cash provided by financing activities in 2011 was $26.0 as compared to $1.6 million 2010 and $16.8 million in 2009. The differences from year to year primarily relate to the timing of successful financing transactions; in 2011 we received net proceeds of $27.2 million from our February 2011 registered public offering as compared to $2.5 million in net proceeds in 2010 and $17.3 million in net proceeds in 2009.

Financing Transactions

On July 6, 2010, we entered into a common stock purchase agreement (“Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), an Illinois limited liability company, which provides that, upon the terms and subject to the conditions and limitations set forth therein Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our shares of common stock over the term of the Aspire Purchase Agreement. The Aspire Purchase Agreement is subject to a minimum purchase price of $1.98 per share (as adjusted for our reverse stock split of August 2010) and the term of the agreement expires in July of 2012. As of December 31, 2011, there have been no sales of common stock to Aspire Capital under the Aspire Purchase Agreement.

On October 6, 2010, we completed a registered direct offering through the sale of common stock and warrants. We sold a total of 2,727,270 shares of common stock, at a price of $1.10 per share and issued 2,045,451 warrants to purchase shares of common stock. The warrants are exercisable six months after issuance at $1.64 per share and will expire five years from the date of issuance. The warrants contain a provision that provides the warrant holders with an option to require us to purchase their warrants for cash in an amount equal to their Black-Scholes Model value, in the event of a change in control of the Company. The shares of common stock and warrants were immediately separable and issued separately. The offering produced approximately $2.5 million, net of financing costs and other expenses.

On February 2, 2011, the Company completed an underwritten public offering and issued 30,031,200 shares of its common stock and 15,015,600 warrants at a price of $1.00 per unit, with each unit including one share of common stock and a warrant to purchase one half of one share of our common stock. The warrants are exercisable any time after the closing date and will expire five years from the date of issuance. The warrants contain a provision that provides the warrant holders with an option to require us to purchase their warrants for cash in an amount equal to their Black-Scholes Model value, in the event of a change in control of the Company. The offering produced approximately $27.2 million, net of financing costs and other expenses.

On December 30, 2011, we entered into a $5 million securities purchase agreement (the “Socius Purchase Agreement”) with Socius CG II, Ltd. (“Socius”), a Bermuda-based subsidiary of Socius Capital Group, LLC. Under the terms of the Socius Purchase Agreement, subject to certain conditions, we had the right, in our sole discretion, over a term of two years, to demand, through delivery of separate tranche notices, that Socius purchase up to a total of $5 million of our newly-created redeemable Series A preferred stock (the “Preferred Stock”). On February 24, 2012, we issued and sold to Socius 105 shares of Preferred Stock at $10,000 per share pursuant to the Socius Purchase Agreement. The Socius Purchase Agreement automatically terminated pursuant to its terms on February 29, 2012.

On March 12, 2012, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the investors named in the Securities Purchase Agreement (the “Investors”), pursuant to which the Investors purchased an aggregate of 14,231,696 shares of our common stock and warrants to purchase 11,485,844 shares of our common stock. The aggregate purchase price for the common stock was approximately $426,951. The exercise price of the warrants is $0.03 per share. The warrants expire on March 30, 2012. If the warrants are exercised in full for cash, we will receive approximately an additional $344,575 in proceeds. As of March 23, 2012, no warrants were exercised.

Going Concern

We have sustained recurring losses and negative cash flows from operations. At December 31, 2011, we had an accumulated deficit of $87.2 million, working capital deficit of $2.6 million and shareholders’ equity of $11.0 million. Over the past years, we have been funded through a combination of private equity, debt, lease financing and public offerings.

We have experienced and continue to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. We expect that we will need to raise substantial additional capital to continue our operations beyond April 15, 2012. We are currently pursuing a variety of funding options, including equity offerings, partnering/co-investment, venture debt and commercial licensing agreements for our products. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If we are not successful in our efforts to raise additional funds by April 15, 2012, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs or discontinue operations altogether.

As a result, we will likely file for bankruptcy or seek similar protection. Moreover, it is possible that our creditors may seek to initiate involuntary bankruptcy proceedings against us, which would force us to make defensive voluntary filing(s) of our own. In addition, if we restructure our debt or file for bankruptcy protection, it is very likely that our common stock and preferred stock will be severely diluted if not eliminated entirely.

Notes Payable

In connection with the move to our new headquarters, we financed leasehold improvements under two notes payable with the lessor of the building. The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018. The second note of $104,000 accrued interest at 9.5% and was payable in 24 monthly payments of interest and principal amounting to approximately $5,000 beginning August 1, 2009 and continuing to July 1, 2011. The second note was paid in full in July of 2011. The future minimum payments as of December 31, 2011 are as follows (in thousands):

Notes Payable
2012	$16
2013	16
2014	16
2015	16
2016	15
Thereafter	32
Total minimum payments	$111
Less: Amount representing interest	(30)
Present value of minimum payments	$81
Less: Current portion	(9)
Non-current portion of notes payable	$72

Commitments and Contingencies

Our contractual obligations and future minimum lease payments that are non-cancelable at December 31, 2011 are disclosed in the following table (in thousands).

	Total	2012	2013	2014	2015	2016	2017 and beyond
Contractual obligations	$1,828	$1,828	$—	$—	$—	$—	$—
Operating lease obligations	26,242	2,466	2,763	3,224	3,423	3,519	10,847
Notes payable	111	16	16	16	16	15	32
Capital lease obligations	950	905	45	—	—	—	—
Total contractual commitments	$29,131	$5,215	$2,824	$3,240	$3,439	$3,534	$10,879

Off-Balance Sheet Financings and Liabilities

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Subsequent Events

Socius Agreement

On December 30, 2011, we entered into a securities purchase agreement with Socius for up to $5 million as discussed in the Financing Transactions section above. The Socius Purchase Agreement automatically terminated pursuant to its terms on February 29, 2012. Prior to the termination of the Socius Purchase Agreement, we had issued 6,031,915 shares of our common stock under the agreement resulting in gross proceeds of $1,050,000. For further details, please refer to Note 12 — “Subsequent Events” in our Consolidated Financial Statements in Item 8 of this filing.

On February 13, 2012, Socius filed a $250,000 claim against the Company in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the “Court”), in connection with a non-refundable commitment fee owed to Socius pursuant to the Socius Purchase Agreement (the “Claim”).

On February 16, 2012, the Court entered an Order Approving Stipulation for Settlement of Claim (the “Order”) with respect to the Claim. The Order and the Stipulation for Settlement of Claim, dated February 15, 2012, between the Company and Socius (the “Stipulation”), provides for the full and final settlement of the Claim.

Pursuant to the terms of the Order and the Stipulation, the Company issued and delivered to Socius 2,500,000 shares of the Company’s common stock (the “Settlement Shares”), subject to adjustment as set forth in the Stipulation. The total number of shares of the Company’s common stock to be issued to Socius in connection with the Order was adjusted on the 21st trading day following the date on which the Settlement Shares are issued based on the number of VWAP Shares (as defined below) that exceeded the number of Settlement Shares initially issued.

The number of “VWAP Shares” is equal to (i) $250,000 plus Socius’ reasonable legal fees, expenses, and costs (ii) divided by 70% of the volume weighted average price of the Company’s common stock over the 20-day trading period immediately following the date on which the Settlement Shares were issued. In no event will the number of shares of the Company’s common stock issued to Socius in connection with the settlement of the Claim, aggregated with all shares of the Company’s common stock then owned or beneficially owned or controlled by, collectively, Socius and its affiliates, at any time exceed 9.99% of the total number of shares of the Company’s common stock then outstanding.

On March 2, 2012 and March 21, 2012, the Company issued to Socius additional shares of the Company’s common stock equal to the difference between the number of VWAP Shares and the number of Settlement Shares. As of March 21, 2012, the final VWAP Shares was 5,480,795 and the total number of additional shares issued by the Company to Socius as final settlement was 2,980,795.

Voluntary NASDAQ Delisting

On March 14, 2011, we received a letter from The NASDAQ Stock Market stating that we were not in compliance with NASDAQ listing rules because we failed to maintain a minimum bid price of $1.00 per share for the last 30 consecutive business days. NASDAQ granted us a period of 180 calendar days to regain compliance. On September 14, 2011, NASDAQ informed us that we had been granted an additional 180 calendar days, or until March 12, 2012 to regain compliance. On February 7, 2012, we filed a Form 25 with the SEC to effect the voluntary delisting of our common stock from the NASDAQ Capital Market and our common stock began trading on the OTCQB under the trading symbol “BNVI”.

Restructuring of Work Force

As a result of insufficient cash flow, on March 9, 2012, we announced that we reduced our workforce by over 90%. As of March 23, 2012, we had 5 remaining employees, all at a reduced salary rate.

Potential Equity Financing

Our Board of Directors believes that we need to raise substantial additional capital in order to continue our operations beyond April 15, 2012 and is contemplating an equity financing transaction, the terms of which have not yet been established. On February 8, 2012, we filed a registration statement on Form S-1 with the SEC (File No. 33-179429), as amended, to register the offering of an aggregate of up to $25 million in convertible preferred stock and warrants to purchase shares of common stock. We expect that the terms and conditions of this potential offering, if consummated, will change. There can be no assurance that we will be able to obtain additional financing.

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

As of December 31, 2011, we had cash, cash equivalents and short-term investments of $3.0 million, consisting of cash, cash equivalents and highly liquid short-term investments. We believe that we do not have any material exposure to changes in the fair value of these assets in the near term due to extremely low rates of investment interest and the short term nature of our cash and cash equivalents. Future declines in interest rates, however, would reduce investment income, but are not likely to be a material source of revenue to our company in the foreseeable future.

The fair market value of our warrant liability is calculated using the Black-Scholes Model which requires inputs such as expected life, expected volatility and risk-free interest rate in addition to the fair value of the Company’s stock as of the measurement date. Fluctuations in the Company’s stock price may result in significant fluctuations in the fair value of the warrant liability.

Item 8. Financial Statements and Supplementary Data

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bionovo, Inc.

We have audited the accompanying consolidated balance sheets of Bionovo, Inc. (the Company), a development stage company, as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years ended December 31, 2011, 2010, 2009 and the period from inception (February 1, 2002) to December 31, 2011. Bionovo, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bionovo, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011, 2010, 2009 and the period from inception (February 1, 2002) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency and has a need for substantial additional capital investment that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP
San Francisco, California
March 30, 2012

Bionovo, Inc.
(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2011	2010
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,549	$2,638
Short-term investments	500	—
Receivables	5	49
Prepaid expenses	1,180	973
Other current assets	507	396
Total current assets	4,741	4,056
Property and equipment, net	11,382	6,647
Patents pending, net	1,691	1,259
Other assets	644	1,020
Total assets	$18,458	$12,982
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,543	$655
Accrued clinical trial expenses	967	7
Accrued compensation and benefits	304	901
Current portion of capital lease obligations	872	1,055
Current portion of notes payable	9	40
Warrant liability	2,515	1,843
Other current liabilities	1,131	963
Total current liabilities	7,341	5,464
Non-current portion of capital lease obligations	42	836
Non-current portion of notes payable	72	81
Total liabilities	7,455	6,381
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 10% Series A Cumulative Preferred Stock, 1,000 shares authorized, none issued and outstanding	—	—
Common stock $0.0001 par value, 340,000,000 shares authorized, 54,581,955 and 24,530,112 shares outstanding at December 31, 2011 and 2010, respectively	5	2
Additional paid-in capital	98,243	80,145
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(87,245)	(73,546)
Total shareholders’ equity	11,003	6,601
Total liabilities and shareholders’ equity	$18,458	$12,982

See accompanying notes to these consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)

Consolidated Statements of Operations

	For the Years Ended December 31,			Accumulated from February 1, 2002 (Date of inception) to December 31, 2011
	2011	2010	2009
	(in thousands, except per share data)
Revenue	$265	$613	$288	$2,058
Operating expenses:
Research and development	20,528	14,642	12,499	74,876
General and administrative	3,367	3,526	4,053	24,496
Merger cost	—	—	—	1,964
Total operating expenses	23,895	18,168	16,552	101,336
Loss from operations	(23,630)	(17,555)	(16,264)	(99,278)
Other income (expense):
Change in fair value of warrant liability	10,114	(94)	—	10,851
Interest income	28	18	84	2,119
Interest expense	(97)	(61)	(95)	(618)
Other expense, net	(113)	(39)	(88)	(304)
Total other income (expense)	9,932	(176)	(99)	12,048
Loss before income tax	(13,698)	(17,731)	(16,363)	(87,230)
Income tax provision	(1)	(1)	(1)	(15)
Net loss	$(13,699)	$(17,732)	$(16,364)	$(87,245)
Basic and diluted net loss per common share	$(0.26)	$(0.80)	$(0.98)	$(5.80)
Shares used in computing basic and diluted net loss per share	51,848	22,299	16,725	15,036

See accompanying notes to these consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)

Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,			Accumulated from February 1, 2002 (Date of inception) to December 31, 2011
	2011	2010	2009
	(in thousands)
Net loss	$(13,699)	$(17,732)	$(16,364)	$(87,245)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	—	5	(29)	—
Other comprehensive income (loss)	—	5	(29)	—
Comprehensive loss	$(13,699)	$(17,727)	$(16,393)	$(87,245)

See accompanying notes to these consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit Development Stage	Total Sharesholders’ Equity
	Number of Shares	Par
	(in thousands)
Balance at inception (February 1, 2002) – Adjusted to reflect effect of stock split on August 31, 2010, June 17, 2004 and March 4, 2004, and reverse merger on April 6, 2005	4,080	$0.4	$(0.4)	$—	$—	$0
Balances at December 31, 2002	4,080	0.4	(0.4)	—	—	0
Net loss	—	—	—	—	(56)	(56)
Balances at December 31, 2003	4,080	0.4	(0.4)	—	(56)	(56)
Noncash compensation expense for options issued	—	—	30		—	30
Net loss	—	—	—	—	(538)	(538)
Balances at December 31, 2004	4,080	0.4	30	—	(594)	(564.0)
Issuance of shares for reverse merger	800	0.1	—	—	—	0.1
Issuance of common stock for funds received by private placement net of financing cost	4,093	0.4	9,932	—	—	9,932.4
Issuance of common stock for conversion on notes payable	250	—	462	—	—	462.0
Amortization of deferred stock compensation	—	—	16	—	—	16.0
Net loss	—	—	—	—	(3,637)	(3,637.0)
Balances at December 31, 2005	9,223	0.9	10,440	—	(4,231)	6,209.5
Issuance of common stock for exercise of warrants	1,005	0.1	2,304	—	—	2,304.1
Issuance of common stock for services	40	—	165	—	—	165.0
Amortization of deferred stock compensation	—	—	—	—	—	—
Stock-based compensation	—	—	435	—	—	435.0
Net loss	—	—	—	—	(5,618)	(5,618.0)
Balances at December 31, 2006	10,268	1	13,344	—	(9,849)	3,496
Issuance of common stock from private placement, net of financing cost	2,104	0.2	14,506	—	—	14,506
Issuance of common stock from public financing, net of financing cost	2,000	0.2	23,675	—	—	23,675
Issuance of common stock upon exercise of warrants	822	0.1	4,537	—	—	4,537
Issuance of common stock upon exercise of stock options	75	—	325	—	—	325
Stock-based compensation related to issuance of stock option grants	—	—	1,280	—	—	1,280
Net loss				—	(12,901)	(12,901)
Other comprehensive income				4	—	4
Balances at December 31, 2007	15,269	1.5	57,667	4	(22,750)	34,922

See accompanying notes to these consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity — (Continued)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit Development Stage	Total Sharesholders’ Equity
	Number of Shares	Par
	(in thousands)
Balances at December 31, 2007	15,269	1.5	57,667	4	(22,750)	34,922
Issuance of common stock upon exercise of stock options	4	—	18	—	—	18
Stock-based compensation related to issuance of stock option grants	—	—	1,371	—	—	1,371
Net loss	—	—	—	—	(16,700)	(16,700)
Other comprehensive income	—	—	—	20	—	20
Balances at December 31, 2008	15,273	1.5	59,056	24	(39,450)	19,631
Issuance of common stock upon exercise of warrants	44	—	120	—	—	120
Issuance of common stock from public financing, net of financing cost	6,187	0.6	17,351	—	—	17,352
Stock-based compensation related to issuance of stock option grants	—	—	1,186	—	—	1,186
Net loss	—	—	—	—	(16,364)	(16,364)
Other comprehensive loss	—	—	—	(29)	—	(29)
Balances at December 31, 2009	21,504	2.1	77,713	(5)	(55,814)	21,896
Issuance of restricted shares	20	—	—	—	—	—
Issuance of commitment shares	279	—	600	—	—	600
Issuance of common stock from public financing, net of financing cost	2,727	0.3	2,478	—	—	2,478
Initial valuation of warrant liability	—	—	(1,749)	—	—	(1,749)
Stock-based compensation related to issuance of stock option grants	—	—	1,103	—	—	1,103
Net loss	—	—	—	—	(17,732)	(17,732)
Other comprehensive income	—	—	—	5	—	5
Balances at December 31, 2010	24,530	2.4	80,145	—	(73,546)	6,601
Issuance of common stock upon exercise of options	21	—	1	—	—	1
Issuance of common stock from public financing, net of financing cost	30,031	3.0	27,208	—	—	27,211
Initial valuation of warrant liability	—	—	(10,786)	—	—	(10,786)
Stock-based compensation related to issuance of stock option grants	—	—	1,675	—	—	1,675
Net loss	—	—	—	—	(13,699)	(13,699)
Other comprehensive income	—	—	—	—	—	—
Balances at December 31, 2011	54,582	5	98,243	—	(87,245)	11,003

See accompanying notes to these consolidated financial statements

Bionovo, Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,			Accumulated from February 1, 2002 (Date of inception) to December 31, 2011
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net loss	$(13,699)	$(17,732)	$(16,364)	$(87,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,879	1,782	1,578	8,341
Stock-based compensation expense	1,675	1,103	1,186	7,246
Amortization and accretion of investments	72	128	79	341
Non-cash compensation for warrants issued	—	—	—	1,964
Amortization of note discount	—	—	—	139
Amortization of deferred stock compensation	—	—	—	16
Change in fair value of warrant liability	(10,114)	94	—	(10,851)
Loss on disposal of property and equipment	3	35	91	151
Loss on retirement of inactive patent applications	26	—	—	26
Noncash adjustment to available-for-sale securities	—	2	(1)	1
Changes in assets and liabilities:
Receivables	44	202	(125)	(5)
Prepaid expenses and other current assets	(318)	(394)	430	(1,087)
Deposits and other non-current assets	372	(453)	(75)	(618)
Accounts payable	888	344	(210)	1,543
Accrued clinical trial expenses	960	(5)	(61)	967
Accrued compensation and benefits	(597)	534	(89)	304
Other accrued liabilities	168	152	216	1,131
Net cash used in operating activities	(17,641)	(14,208)	(13,345)	(77,636)
Cash flows from investing activities:
Capital expenditures	(7,333)	(1,251)	(629)	(15,180)
Proceeds from sale-leaseback transaction	—	1,205	—	1,205
Acquisition of intangible assets	(571)	(516)	(299)	(2,053)
Proceeds from sales and maturities of investments	7,936	13,930	10,235	49,360
Purchases of available-for-sale securities	(8,508)	(920)	(13,185)	(50,200)
Net cash (used in) provided by investing activities	(8,476)	12,448	(3,878)	(16,868)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	27,211	2,478	17,351	96,774
Payments under capital lease obligations	(1,144)	(820)	(695)	(4,462)
Payments under notes payable	(40)	(59)	(24)	(123)
Proceeds from exercise of warrants and options	1	—	120	5,001
Payments of convertible notes payable	—	—	—	(50)
Payments for financing costs for convertible notes	—	—	—	(87)
Net cash provided by financing activities	26,028	1,599	16,752	97,053
Net (decrease) increase in cash and cash equivalents	(89)	(161)	(471)	2,549
Cash and cash equivalents at the beginning of the period	2,638	2,799	3,270	—
Cash and cash equivalents at the end of the period	$2,549	$2,638	$2,799	$2,549

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

NASDAQ Voluntary Delisting

On March 14, 2011, the Company received a letter from The NASDAQ Stock Market stating that it was not in compliance with NASDAQ listing rules because it failed to maintain a minimum bid price of $1.00 per share for the last 30 consecutive business days. NASDAQ granted the Company a period of 180 calendar days to regain compliance. On September 14, 2011, NASDAQ informed the Company that it had been granted an additional 180 calendar days, or until March 12, 2012 to regain compliance. On February 7, 2012, the Company filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to effect the voluntary delisting of its common stock from the NASDAQ Capital Market and the Company’s common stock began trading on the OTCQB under the trading symbol “BNVI”.

Going Concern

The Company has sustained recurring losses and negative cash flows from operations. At December 31, 2011, the Company had an accumulated deficit of $87.2 million, working capital deficit of $2.6 million and shareholders’ equity of $11.0 million. Over the past years, the Company has been funded through a combination of private equity, debt, lease financing and public offerings. As of December 31, 2011, the Company had $2.5 million in cash and cash equivalents and $0.5 million in short-term securities, for a total of $3.0 million.

The Company has experienced and continues to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise substantial additional capital to fully pursue its business plan before April 15, 2012. The Company is currently pursuing a variety of funding options, including equity offerings, partnering/co-investment, venture debt and commercial licensing agreements for its products. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If the Company is

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

1. BUSINESS AND ORGANIZATION  – (continued)

not successful in its efforts to raise additional funds by April 15, 2012, the Company may be required to further delay, reduce the scope of, or eliminate one or more of its development programs or discontinue operations altogether.

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

Cash, Cash Equivalents and Short-Term Investments

As part of its cash management program, the Company maintains a portfolio of marketable investment securities. The securities are investment grade and generally mature within one year and may include tax exempt securities and certificates of deposit. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in the statement of comprehensive income. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

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

Office and laboratory equipment	3 to 5 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement
Leased equipment	Term of lease agreement

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Office and lab equipment	$9,527	$8,030
Leasehold improvements	9,067	3,368
Computer equipment and software	394	283
	18,988	11,681
Less: accumulated depreciation	(7,606)	(5,034)
Property and equipment, net	$11,382	$6,647

Office and lab equipment include gross assets acquired under capital leases of approximately $2.3 million and $3.8 million as of December 31, 2011 and 2010, respectively. Amortization of assets under capital leases is included in depreciation expense. For the years ended December 31, 2011, 2010 and 2009, the Company recorded depreciation expense of approximately $2.8 million, $1.7 million and $1.5 million, respectively.

Assets Held under Capital Leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Intangible assets — Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. For the year ended December 31, 2011, the Company expensed approximately $35,000 for patent applications that had been deemed inactive. There were no inactive patent applications identified for the years ended December 31, 2010 or 2009. The Company has capitalized $1.9 million in patent licensing costs as of December 31, 2011 and $1.4 million as of December 31, 2010. Amortization expense charged to operations was approximately $117,000 for 2011, $82,000 for 2010 and $55,000 for 2009.

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

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Revenue from technology licenses or other payments under collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. Revenue on government contracts is recognized on a qualified cost reimbursement basis. For the years ended December 31, 2011, 2010, and 2009, the Company recognized revenue from grants awarded by the National Institutes of Health of approximately $265,000, $109,000 and $233,000, respectively. Revenue from grants received on a refundable tax credit basis is recognized when awarded.

In November of 2010, the Company received notification from the Internal Revenue Service that two of its projects, Menerba and Bezielle, were approved for funding at the maximum level under the Qualifying Therapeutic Discovery Project Credit (“QTDP”) program. The amount granted to the Company under the program was approximately $489,000 and the full amount was recognized in revenue in 2010.

In fiscal year 2009, the Company began performing limited research services for one customer and for the years ended December 31, 2011, 2010 and 2009 recognized approximately $0, $14,000 and $55,000, respectively, in related revenue. Prior to 2009, only revenue from technology licenses and grant proceeds had been received.

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

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

	December 31,
	2011	2010	2009
Options to purchase common stock	7,276	1,246	1,022
Options to purchase common stock – outside plan	—	21	21
Warrants to purchase common stock	26,345	10,429	8,649
Potential equivalent shares excluded	33,621	11,696	9,692

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Other Current Liabilities

Other current liabilities include the following as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Accrued consulting fees	40	150
Accrued legal fees	101	168
Deferred rent	572	424
Other current liabilities	418	221
Total other current liabilities	$1,131	$963

Warrant Liability

In October of 2010 and February of 2011, the Company issued warrants to purchase Bionovo’s common shares. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrant agreements that provides the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the “Black-Scholes Model”) value, in the event of a change in control of the Company. The fair value of the warrant liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized at each reporting period in “Change in fair value of warrant liability” line item under other income (expense) category in the consolidated statements of operations.

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

Recent Accounting Pronouncements

In June of 2011, the FASB issued ASU (“Accounting Standards Update”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. In December of 2011, the FASB completed this project with the issuance of ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This project was the first of two phases regarding presentation requirements for items reclassified out of accumulated other comprehensive income. The FASB will reconsider those presentation requirements currently deferred by Update No. 2011-12 in phase two of the project, “Presentation of Reclassifications from Accumulated Other Comprehensive Income.” The Company adopted the provisions of Update No. 2011-05 in the fourth quarter of 2011 and they were effective for the Company for the year ended December 31, 2011.

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

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of cash, cash equivalents, and available-for-sale investments at December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$935	$—	$—	$935
Money market funds	1,614	—	—	1,614
Total cash and cash equivalents	$2,549	$—	$—	$2,549
Available-for-sale investments:
Corporate notes	$500	$—	$—	$500
Total available-for-sale investments	$500	$—	$—	$500

	December 31, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$445	$—	$—	$445
Money market funds	562	—	—	562
US govt. agency obligations	1,631	—	—	1,631
Total cash and cash equivalents	$2,638	$—	$—	$2,638

Unrealized gains included in the consolidated statements of comprehensive income (loss) amounted to $0, $5,000 and $29,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

4. FAIR VALUE  – (continued)

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

	Total	Fair Value Measurements at Reporting Date Using
December 31, 2011		(Level 1)	(Level 2)	(Level 3)
Money market funds	$1,614	$1,614	$—	$—
Corporate notes	500		500	—
Total	$2,114	$1,614	$500	$—

December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$562	$562	$—	$—
US government agencies	1,631	—	1,631	—
Total	$2,193	$562	$1,631	$—

Financial liabilities carried at fair value as of December 31, 2011 and 2010 were classified as follows (in thousands):

	Total	Fair Value Measurements at Reporting Date Using
December 31, 2011		(Level 1)	(Level 2)	(Level 3)
Warrant liability	$2,515	$—	$—	$2,515

December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$1,843	$—	$—	$1,843

As discussed in Note 2, “Summary of Significant Accounting Policies,” the fair value of the warrant liability was initially recorded on each grant date and remeasured at each reporting period using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. The fair value of the warrant liability was estimated using the following range of assumptions at December 31, 2011, February 2, 2011 (the date of grant) and December 31, 2010:

	October 2010 Warrants		February 2011 Warrants
	December 31, 2011	December 31, 2010	December 31, 2011	February 2, 2011
Expected volatility	134%	126%	131%	125%
Risk-free interest rate	0.55%	1.91%	0.62%	2.10%
Expected life	3.8 years	4.8 years	4.1 years	5.0 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the twelve month period ended December 31, 2011 (in thousands):

Balance at December 31, 2010	$1,843
Initial fair value of warrants issued in February 2011	10,786
Net decrease in fair value of warrant liability on remeasurement	(10,114)
Balance at December 31, 2011	$2,515

The net decrease in the estimated fair value of the warrant liability was recognized as income under other income (expense) in the consolidated statements of operations.

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table shows supplemental cash flows for the years ended December 31, 2011, 2010 and 2009 and inception to date from February 1, 2002 through December 31, 2011 (in thousands).

	For the Years Ended December 31,			Accumulated from February 1, 2002 (Date of inception) to December 31, 2011
	2011	2010	2009
	(in thousands)
Cash paid during the year for:
Interest paid	$98	$63	$89	$606
Income taxes paid	$1	$1	$1	15
Supplemental disclosure of non-cash investing and financing:
Initial fair value of warrant liability	$10,786	$1,749	$—	$12,535
Non-cash warrant expense for warrants issued	$—	$—	$—	$1,964
Conversion of notes payable to common stock	$—	$—	$—	$450
Assets acquired under capital lease	$167	$2,139	$40	$5,376
Assets acquired under notes payable	$—	$—	$204	$204
Issuance of common stock for services	$—	$600	$—	$765
Conversion of accrued interest payable	$—	$—	$—	$12
Issuance of common stock with reverse merger	$—	$—	$—	$4

6. NOTES PAYABLE

In January of 2009, the Company relocated to its new headquarters. Related to the relocation, the Company financed leasehold improvements under two notes payable with the lessor of the building. The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018. The second note of $104,000 was paid in full in July of 2011. The future minimum payments as of December 31, 2011 are as follows (in thousands):

Notes Payable
2012	$16
2013	16
2014	16
2015	16
2016	15
Thereafter	32
Total minimum payments	$111
Less: Amount representing interest	(30)
Present value of minimum payments	$81
Less: Current portion	(9)
Non-current portion of notes payable	$72

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

Common Stock Issuances

On July 6, 2010, Bionovo, Inc. entered into a common stock purchase agreement (“Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein Aspire Capital is committed to purchase up to an aggregate of $15.0 million of Bionovo, Inc.’s shares of common stock over the two-year term of the Aspire Purchase Agreement, based on certain terms and conditions set forth in the Aspire Purchase Agreement, including a minimum purchase price of $1.98 per share. As of December 31, 2011, there have been no sales of common stock to Aspire Capital under the Aspire Purchase Agreement.

In consideration for entering into the purchase agreement with Aspire Capital, the Company issued to Aspire Capital 279,070 shares as a commitment fee with an assigned value of $2.15 per share (as adjusted for the Company’s reverse stock split effective August 31, 2010). The commitment fee was valued at $600,000 and was capitalized and included in prepaid financing costs as of December 31, 2011. Aspire is required to refund the commitment fee in cash or shares proportionately based on the unfunded portion of the agreement upon termination of the agreement. The capitalized costs will be offset against any future proceeds proportionately based on the total amount funded under the agreement.

On October 6, 2010, the Company completed a registered direct offering through the sale of common stock and warrants. The Company sold a total of 2,727,270 shares of common stock, at a price of $1.10 per share and issued 2,045,451 warrants to purchase shares of common stock. The warrants were exercisable six months after issuance at $1.64 per share and will expire five years from the date of issuance. The shares of common stock and warrants were immediately separable and issued separately.

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

Preferred Stock

On December 30, 2011, the Company entered into a $5 million securities purchase agreement (the “Socius Purchase Agreement”) with Socius CG II, Ltd. (“Socius”), a Bermuda-based subsidiary of Socius Capital Group, LLC. Under the terms of the Socius Purchase Agreement, subject to certain conditions, the Company had the right, in its sole discretion, over a term of two years, to demand, through delivery of separate tranche notices, that Socius purchase up to a total of $5 million of its newly-created redeemable Series A preferred stock, par value $0.0001 per share (the “Preferred Stock”). As of December 31, 2011, no common shares, preferred shares or warrants were issued under the Socius Purchase Agreement.

Stock Option Plan

On April 6, 2005, in connection with the completion of the reverse merger, the board of directors assumed and adopted the Stock Incentive Plan, as amended, (the “Plan”) of Bionovo Biopharmaceuticals and 699,358 shares of common stock for issuance under the Plan. In May of 2006 and June of 2008, the shareholders approved increases totaling 1,200,000 of additional shares for the option plan resulting in a total of 1,899,358 shares reserved for issuance under the plan. On May 10, 2011, the shareholders approved an increase of 10,100,642 additional shares for the plan, for a total of 12,000,000.

Under the Plan, incentive options to purchase the Company’s common stock may be granted to employees at prices not lower than fair market value at the date of grant as determined by the Board of

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

7. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION  – (continued)

Directors. Non-statutory options (options that do not qualify as incentive options) may be granted to employees and consultants at prices no lower than 85% of fair market value at the date of grant as determined by the Board of Directors. In addition, incentive or non-statutory options may be granted to persons owning more than 10% of the voting power of all classes of stock at prices no lower than 110% of the fair market value at the date of grant (no longer than ten years from the date of grant, five years in certain instances). Options granted generally have a five-year life and typically vest over four years.

As of December 31, 2011, the Company had reserved 11.9 million shares of common stock for future issuance under the Plan.

Share-based Compensation Expense

To estimate the value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. The forfeiture rate also impacts the amount of aggregate compensation expense. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues. For the years ended December 31, 2011, 2010 and 2009, the weighted-average assumptions used were:

	Years Ended December 31,
	2011	2010	2009
Dividend yield	0%	0%	0%
Expected volatility	137%	150%	127%
Risk-free interest rate	1.22%	1.04%	1.42%
Expected life	3.5 years	2.7 years	3.75 years

The following table summarizes share-based compensation expense related to employee and non-employee stock options for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Research and development	$1,193	$541	$686
General and administrative	482	562	500
Total share-based compensation expense	$1,675	$1,103	$1,186

There was no capitalized share-based compensation cost as of December 31, 2011 and 2010 and there were no recognized tax benefits during the years ended December 31, 2011, 2010 and 2009.

Share option activity for the year ended December 31, 2011 was as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	1,246	$6.87
Granted	6,916	0.76
Exercised	—	—
Canceled or forfeited	(864)	2.20
Expired	(22)	8.00
Options outstanding at December 31, 2011	7,276	$1.62	4.2	$—
Options exercisable at December 31, 2011	2,017	$3.80	3.7	$—
Options exercisable and options expected to vest at December 31, 2011	6,020	$1.79	4.1	$—

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

7. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION  – (continued)

In 2011, the Company received approximately $1,000 for the exercise of non-plan options to purchase 20,643 common shares with an intrinsic value of approximately $5,000 on the date of exercise. There are no other non-plan options outstanding. No options issued under the Company’s option plan were exercised during the years ended December 31, 2011, 2010 and 2009.

The weighted-average grant date fair value of options granted for each of the last three years was as follows:

Grant Year	Options Granted (in thousands)	Weighted Average Grant Date Fair Value
2009	105	$1.90
2010	364	1.64
2011	6,916	0.61

As of December 31, 2011, there was $2.0 million of total future compensation cost related to unvested stock options to be recognized over a weighted-average period of 3.25 years.

Unvested share activity for the year ended December 31, 2011 is summarized below:

	Unvested Number of Options (in thousands)	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2010	189	$4.83
Granted	6,916	0.61
Vested	(1,397)	1.08
Forfeited	(449)	0.85
Unvested balance at December 31, 2011	5,259	$0.62

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.01 – $1.00	6,386	4.4	$0.76	1,172	$0.78
$1.01 – $3.00	228	3.5	1.67	194	1.62
$3.01 – $5.00	232	2.7	3.75	231	3.75
$5.01 – $10.00	151	0.7	7.35	141	7.41
$10.01 – $20.00	227	4.1	14.48	227	14.48
$20.01 – $30.00	52	0.6	23.84	52	23.84
	7,276	4.2	1.62	2,017	3.80

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

7. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION  – (continued)

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as follows (in thousands):

	December 31,
	2011	2010	2009
Options to purchase common stock – Plan	7,276	1,246	1,022
Options to purchase common stock – Outside plan	—	21	21
Shares available for option grants	4,625	553	799
Warrants to purchase common stock	26,345	10,429	8,649
Total	38,246	12,249	10,491

8. WARRANTS

January 2007 Private Placement

In connection with the closing of its January 2007 private placement, the investors were issued five-year warrants to purchase up to an aggregate of 736,870 shares of its common stock, at an initial exercise price of $11.25. The warrants are callable by the Company when the trailing 10-day average of the closing market share price of its common stock equals or exceeds $13.75. As of December 31, 2011, 597,684 warrants remain outstanding.

In connection with the closing of its January 2007 private placement, the Company issued five-year warrants to the brokers as partial compensation for acting as placement agent in the transaction. These January 2007 private placement agent warrants are exercisable in whole or in part, at an exercise price of $7.50 per share, before January 19, 2012 for up to 147,294 shares of common stock. These warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock splits or reverse stock splits, stock dividends, recapitalizations or similar events. The holders of these warrants will not possess any rights as stockholders unless and until they exercise their warrants. The January 2007 placement agent warrants do not confer upon holders any voting or any other rights as stockholders. As of December 31, 2011, 120,839 placement agent warrants remain outstanding.

October 2007 Public Offering

In connection with the closing of the Company’s October 31, 2007 public offering of common shares, the investors were issued five-year warrants to purchase up to an aggregate of 1,064,755 shares of its common stock, at an initial exercise price of $17.50 per share and a market price of $0.50 per warrant. The warrants contain a subsequent equity sales provision that provides for repricing of the warrants if subsequent warrants or options are sold at with an exercise price of less than $17.50 per share. The exercise price would be reduced to the greater of (a) the price of the new warrants or (b) $12.50 per share and the total warrants outstanding would be increased such that the total aggregate exercise price shall be equal to the aggregate exercise price prior to the adjustment. The closing of its October 7, 2009 public offering triggered the subsequent equity sales provision of the investor warrants issued on October 31, 2007. As such, the 1,064,755 warrants outstanding at an exercise price of $17.50 were cancelled and 1,490,661 warrants were issued with an exercise price of $12.50. As of December 31, 2011, all 1,490,661 warrants remain outstanding.

October 2009 Public Offering

In connection with the closing of the Company’s October 7, 2009 public offering of common shares, the investors were issued five-year warrants to purchase up to an aggregate 5,864,922 shares of the Company’s common stock at an initial exercise price of $4.25 per share. In addition, the Company granted the placement agent 309,332 warrants, each warrant entitling the holder to purchase one share of common stock at $4.85 per

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

8. WARRANTS  – (continued)

share at any time for a period commencing six months after the date of the closing, and continuing for five years following the closing date of the offering. The warrants may also be executed on a cashless basis, in accordance with the terms of the warrant. As of December 31, 2011, all October 2009 investor warrants and related placement agent warrants remain outstanding.

October 2010 Private Placement

In connection with the closing of the Company’s October 6, 2010 registered direct offering of common shares, the investors were issued five-year warrants to purchase up to an aggregate 2,045,451 shares of the Company’s common stock at an exercise price of $1.64 per share. The warrant agreements include a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes value, in the event of a change in control of the Company. The warrants may also be executed on a cashless basis, in accordance with the terms of the warrant. As of December 31, 2011, all of the October 2010 warrants remain outstanding.

February 2011 Public Offering

In connection with the closing of the Company’s February 2, 2011 public offering of common shares, the investors were issued five-year warrants to purchase up to an aggregate 15,015,600 shares of the Company’s common stock at an exercise price of $1.30 per share. In addition, the Company granted the placement agent 900,936 warrants, each warrant entitling the holder to purchase one share of common stock at $1.63 per share at any time for a period commencing six months after the date of the closing, and continuing for five years following the closing date of the offering. The warrant agreements include a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes value, in the event of a change in control of the Company. The warrants may also be executed on a cashless basis, in accordance with the terms of the warrant. As of December 31, 2011, all investor warrants and related placement agent warrants remain outstanding.

The following table provides a rollforward of warrant activity for the year ended December 31, 2011:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Price (in thousands)
Balance at December 31, 2010	10,428	$5.37	$56,044
Warrants granted	15,917	1.32	20,984
Warrants exercised	—	—	—
Warrants cancelled or forfeited	—	—	—
Balance at December 31, 2011	26,345	$2.92	$77,028

As of December 31, 2011, there were 26.3 million warrants to purchase Bionovo shares outstanding with a weighted average price of $2.92 and an aggregate price of $77.0 million.

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

8. WARRANTS  – (continued)

The following table summarizes information about all warrants outstanding as of December 31, 2011:

Issue Date	Expiration Date	Number Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
January 2007	January 2012	718	$10.62	0.05
October 2007	October 2012	1,491	12.50	0.84
October 2009	October 2014	6,174	4.28	2.77
October 2010	October 2015	2,045	1.64	3.77
February 2011	February 2016	15,917	1.32	4.09
		26,345	2.92	3.46

As described in Note 7 — Shareholders’ Equity and Share-Based Compensation, in connection with the Socius Securities Purchase Agreement with Socius, the Company issued Socius a warrant to purchase up to 7,608,696 shares of common stock on December 30, 2011. The Warrant becomes partially vested and exercisable only upon the Company’s issuance of a Tranche Notice to the Investor. Issuance of the Tranche Notice is at the Company’s sole discretion. As of December 31, 2011, no portion of this warrant was vested and exercisable and accordingly is not included in the table above or in the total number of warrants outstanding.

The estimated fair value of warrants granted in January 2007, October 2007 and October 2009 is included in additional paid-in capital along with the proceeds from issuance of common stock. The estimated fair value of the warrants was calculated using the Black-Scholes Model. The following assumptions were used: (i) no expected dividends, (ii) risk free interest rates of 2.2% – 4.0%, (iii) expected volatility of 90% – 187%, and (iv) expected life in the stated life of the warrant. The fair value of the warrants ranged from $0.50 to $4.45.

Warrant Liability

As discussed above and in Note 2, “Summary of Significant Accounting Policies,” the warrants issued in the October 2010 Private Placement (“October 2010 warrants”) and the February 2011 Public Offering (“February 2011 warrants”) include provisions that provide the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes value, in the event of a change in control of the Company. Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model and the Company initially recorded a warrant liability of $1.7 million for the October 2010 warrants and a liability of $10.8 million for the February 2011 warrants. The Company remeasured the warrant liability resulting from these two issuances at December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011. For the twelve months ended December 31, 2011, the Company recorded adjustments resulting in a net decrease to the warrant liability of approximately $10.1 million with a corresponding entry to record a gain in other income (expense) in the Company’s consolidated statements of operations. For the year ended December 31, 2010, the Company recorded a net increase to the warrant liability of approximately $94,000 with a corresponding entry to record a loss in other income (expense). Additional disclosures regarding assumptions used in calculating the fair value of the warrant liability are included in Note 4, “Fair Value.”

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

9. LEASES, COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases that is included in the Company’s consolidated balance sheets under property and equipment line item was $2.3 million at December 31, 2011 and $3.8 million at December 31, 2010. Accumulated amortization of leased equipment at December 31, 2011 was $1.1 million and as of December 31, 2010 was $1.2 million. Amortization of assets under capital leases is included in depreciation expense. The Company’s lease with Tetra Financial Group (Tetra) required a security deposit of 50% of the purchase price. As of December 31, 2011 and 2010, security deposits of $0.3 million and $0.7 million, respectively, were included in the Company’s consolidated balance sheets under other assets and other current assets line items.

The Company leases its laboratory, office and manufacturing facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2021. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $55,000 per month. Operating lease expense for the years ended December 31, 2011, 2010, and 2009 totaled $2.1 million for each of the three years.

Future minimum lease payments under non-cancelable capital and operating leases are as follows as of December 31, 2011 (in thousands):

	Capital Leases	Operating Leases
2012	$905	$2,466
2013	45	2,763
2014	—	3,224
2015	—	3,423
2016	—	3,519
Thereafter	—	10,847
Total minimum lease payments	$950	$26,242
Less: Amount representing interest	(36)
Present value of minimum lease payments	$914
Less: Current portion of capital lease obligations	(872)
Non-current portion of capital lease obligations	$42

10. INCOME TAX

The provision for income taxes on the consolidated statements of operations consists of approximately $1,000 for each of the years ended December 31, 2011, 2010, and 2009.

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

10. INCOME TAX  – (continued)

Deferred tax assets (liabilities) are comprised of the following at December 31, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2011	2010
Net operating loss carryforward	$35,659	$27,105
Fixed assets	104	(121)
Stock compensation	2,591	1,924
Change in warrant fair value	(4,028)	—
Loss on fixed asset disposal and other	(132)	(106)
	34,194	28,802
Less valuation allowance	(34,194)	(28,802)
Net deferred tax assets	$—	$—

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2011 and 2010, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2011, net operating loss carryforwards were approximately $89.5 million for federal tax purposes that expire at various dates from 2023 through 2031 and $89.4 million for state tax purposes that expire in 2014 through 2021.

Management has performed an analysis of whether a change in control occurred due to the financing that occurred in February 2011. As a result of this analysis, management believes a change in control did not occur according to Section 382 and 383 of the Internal Revenue Code. Therefore, utilization of the Company’s net operating loss will not be limited beginning in 2011.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2011, 2010 and 2009) to income taxes as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Tax benefit computed at 34%	$(4,657)	$(6,028)	$(5,563)
Change in valuation allowance	5,392	7,019	6,702
Change in carryovers and tax attributes	(734)	(990)	(1,138)
Tax provision	$1	$1	$1

Management believes that, based on a number of factors, it is not determinable that it is more likely than not that the deferred tax assets will be realized.

ASC 740 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold, measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Under ASC 740, the Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. There were no unrecognized tax benefits recorded as of December 31, 2011, 2010, and 2009.

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$65	$—	$149	$51
Operating expenses:
Research and development	3,883	5,506	5,609	5,530
General and administrative	994	931	769	673
Total operating expenses	4,877	6,437	6,378	6,203
Loss from operations	(4,812)	(6,437)	(6,229)	(6,152)
Other income (expense):
Change in fair value of warrant liability	3,122	(1,421)	2,316	6,097
Interest income	9	9	6	4
Interest expense	(29)	(25)	(24)	(19)
Other expense	1	3	—	(117)
Total other income (expense)	3,103	(1,434)	2,298	5,965
Loss before income taxes	(1,709)	(7,871)	(3,931)	(187)
Provision for income taxes	(1)	—	—	—
Net loss	$(1,710)	$(7,871)	$(3,931)	$(187)
Basic and diluted net loss per common share	$(0.04)	$(0.14)	$(0.07)	$(0.00)
Shares used in computing basic and diluted net loss per common share	43,550	54,561	54,561	54,568

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$—	$14	$68	$531
Operating expenses:
Research and development	3,806	3,328	3,673	3,835
General and administrative	852	788	987	899
Total operating expenses	4,658	4,116	4,660	4,734
Loss from operations	(4,658)	(4,102)	(4,592)	(4,203)
Other income (expense):
Change in fair value of warrant liability	—	—	—	(94)
Interest income	8	6	2	2
Interest expense	(14)	(10)	(9)	(28)
Other expense	4	(14)	(28)	(1)
Total other income (expense)	(2)	(18)	(35)	(121)
Loss before income taxes	(4,660)	(4,120)	(4,627)	(4,324)
Provision for income taxes	(1)	—	—	—
Net loss	$(4,661)	$(4,120)	$(4,627)	$(4,324)
Basic and diluted net loss per common share	$(0.22)	$(0.19)	$(0.21)	$(0.18)
Shares used in computing basic and diluted net loss per common share	21,508	21,524	21,785	24,352

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

12. SUBSEQUENT EVENTS

Socius Agreement

As discussed in Note 7 — Shareholders’ Equity And Share-Based Compensation, on December 30, 2011, the Company entered into the Socius Purchase Agreement for up to $5 million with Socius. On January 6, 2012, the Company presented Socius with a Tranche Notice to purchase 105 shares of Preferred Stock for $1,050,000. As defined in the Socius Purchase Agreement, upon receipt of the Tranche Notice, Socius exercised its Additional Investment Right for 4,468,085 common shares for $0.235 per share. The portion of the Warrant representing 35% of the Preferred Stock amount became vested and exercisable and accordingly Socius exercised the vested portion of the Warrant for 1,563,830 shares for $0.235 per share. Socius paid for the shares issued pursuant to the Additional Investment Right and the Warrant in the form of a secured promissory note.

On February 24, 2012, the Company issued Socius 105 shares of Preferred Stock and immediately thereafter redeemed all 105 shares of the Preferred Stock by offsetting the full redemption price for these shares against the full amount owed to the Company under the note. On February 29, 2012, the Socius Purchase Agreement terminated pursuant to its terms.

On February 13, 2012, Socius filed a $250,000 claim against the Company in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the “Court”), in connection with a non-refundable commitment fee owed to Socius pursuant to the Socius Purchase Agreement (the “Claim”).

On February 16, 2012, the Court entered an Order Approving Stipulation for Settlement of Claim (the “Order”) with respect to the Claim. The Order and the Stipulation for Settlement of Claim, dated February 15, 2012, between the Company and Socius (the “Stipulation”), provides for the full and final settlement of the Claim.

Pursuant to the terms of the Order and the Stipulation, the Company issued and delivered to Socius 2,500,000 shares of the Company’s common stock (the “Settlement Shares”), subject to adjustment as set forth in the Stipulation. The total number of shares of the Company’s common stock to be issued to Socius in connection with the Order was adjusted on the 21st trading day following the date on which the Settlement Shares are issued based on the number of VWAP Shares (as defined below) that exceeded the number of Settlement Shares initially issued.

The number of “VWAP Shares” is equal to (i) $250,000 plus Socius’ reasonable legal fees, expenses, and costs (ii) divided by 70% of the volume weighted average price of the Company’s common stock over the 20-day trading period immediately following the date on which the Settlement Shares were issued. In no event will the number of shares of the Company’s common stock issued to Socius in connection with the settlement of the Claim, aggregated with all shares of the Company’s common stock then owned or beneficially owned or controlled by, collectively, Socius and its affiliates, at any time exceed 9.99% of the total number of shares of the Company’s common stock then outstanding.

On March 2, 2012 and March 21, 2012, the Company issued to Socius additional shares of the Company’s common stock equal to the difference between the number of VWAP Shares and the number of Settlement Shares. As of March 23, 2012, the final VWAP Shares was 5,480,795 and the total number of additional shares issued by the Company to Socius as final settlement was 2,980,795.

NASDAQ Voluntary Delisting

On February 7, 2012, the Company filed a Form 25 with the SEC to effect the voluntary delisting of the Company’s common stock from The NASDAQ Capital Market and the Company’s common stock began trading on the OTCQB under the trading symbol “BNVI”.

Bionovo, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

12. SUBSEQUENT EVENTS  – (continued)

Restructuring of Work Force

As a result of insufficient cash flow, on March 9, 2012, the Company annouced that the Company reduced its workforce by over 90%. As of March 23, 2012, the Company had 5 remaining employees, all at a reduced salary rate.

March 2012 Financing

On March 12, 2012, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the investors named in the Securities Purchase Agreement (the “Investors”), pursuant to which the Investors purchased an aggregate of 14,231,696 shares of its common stock and warrants to puchase 11,485,844 shares of its common stock. The exercise price of the warrants is $0.03 per share. The warrants expire on March 30, 2012 and as of March 23, 2012, no warrants were exercised.

Potential Equity Financing

On February 8, 2012, the Company filed a registration statement on Form S-1 with the SEC (File No. 33-179429), as amended, to register the offering of an aggregate of up to $25 million in convertible preferred stock and warrants to purchase shares of common stock. The Company expects that the terms and conditions of this potential offering, if consummated, will change.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management’s report in this annual report.

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

Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The information required by this Item concerning our executive officers and directors is set forth in the section entitled “Business — Executive Officers and Directors” in Part I of this Annual Report on Form 10-K and is incorporated by reference into this section.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Business and Ethics (the “Code of Ethics”) that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. The Company’s Chief Executive Officer and Chief Financial Officer have signed the Code of Ethics, and a copy of the Code of Ethics is available at the Corporation’s website at http://www.bionovo.com under the heading “Investors — Corporate Governance”. We will provide any person, upon written or oral request at no cost, a copy of the Code of Ethics by writing or telephone us at the following address: Bionovo, Inc., 5858 Horton Street, Suite 400, Emeryville, CA 94608, telephone:
(510) 601-2000.

Audit Committee

The Audit Committee is composed of three outside independent directors. During the year ended December 31, 2011, Louis Drapeau, who serves as the chairperson, and George Butler served during the full year. John D. Baxter served on the audit committee until his death in October 2011. No member of the Audit Committee is an employee or officer of the Company. The functions of the Audit Committee include, among other things, assisting the Board’s oversight of: (1) the integrity of the Company’s annual and quarterly financial statements, (2) the internal control over financial reporting process of the Company; (3) the qualifications, independence and performance of the Company’s independent public accountants, and (4) compliance by the Company with all applicable legal and regulatory compliance. The Audit Committee met four times during the fiscal year ended December 31, 2011.

The Audit Committee Charter provides that the Audit Committee will consist of no fewer than three members, each of whom is independent under NASDAQ rules. On January 5, 2012, Robert Farrell became a member of the Company’s Board of Directors and serves on the Audit Committee. Louis Drapeau, George Butler, John Baxter and Robert Farrell are “independent” directors, as defined in the Exchange Act, as amended, as well as under the rules and regulations of NASDAQ. Louis Drapeau is qualified to be an “audit committee financial expert,” as that term is defined by Regulation S-K of the Exchange Act.

Item 11. Executive Compensation

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

Our Compensation Committee operates pursuant to a charter that further outlines the specific authority, duties and responsibilities of our Compensation Committee. The charter is periodically reviewed and revised by our Compensation Committee and our Board of Directors and is available on our website at: http://www.bionovo.com under the heading “Investors — Corporate Governance”; however, this information foundon our website is not incorporated by reference into this Annual Report on Form 10-K.

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

The Committee intends to retain the services of third-party executive compensation specialists from time to time, as the Committee sees fit, in connection with the establishment of cash and equity compensation and related policies. The Committee retained James Reda to provide a compensation study in 2011 to assist in its evaluation of executive compensation.

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

For 2011 the Committee relied on the compensation survey performed by James Reda and its own comparative market analysis performed in 2010. In 2010, the Committee considered the BioWorld Executive Compensation Report, which provides compensation information for 203 biotechnology companies, a Compensia report and the Radford Survey — Biotechnology Benchmark in its assessment of comparative market data for executive compensation. The Committee focused its assessment on companies having similar market capitalization to the Company. The Committee considers the base salaries, annual incentive bonuses, equity awards and total compensation awarded to the executives of the group of companies in relation to the Company’s executive compensation. However, the Committee does not base its decisions on targeting compensation levels to specific benchmarks against any group. Instead, the Committee refers to the comparative data as background information regarding competitive pay levels and also considers other factors, such as background, education, and experience as well as Company performance, etc., in making its decisions.

For 2010, 2011 and 2012, the Compensation Committee has recommended no increase in base salary.

Annual Incentive Bonus Program.   In addition to base salaries, we believe that performance-based cashbonuses play an important role in providing incentives to our executives to achieve defined annual corporate goals. Our annual incentive bonus program is an “at-risk” compensation arrangement designed to reward our executive officers (as well as all our employees) for the achievement of key financial and operational objectives that we believe will provide the foundation for creating longer-term stockholder value. Bonus awards are subject to the achievement of the corporate objectives established by the Board of Directors each year.

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

Our corporate goals for 2011 included conducting clinical trials, progressing with research and preclinical development, developing potential new collaboration agreements and securing necessary capital through financings. At the end of the year, the Committee evaluated the performance of the company and of the executive officers in achieving these corporate objectives. Although the Company was successful in initiating the Phase 3 clinical trial for Menerba, the Committee determined that overall objectives were met not due to the Company’s inability to obtain adequate financing. Accordingly, the Committee did not recommend annual incentive bonuses in 2011 for, and no such annual bonuses were paid to, Isaac Cohen, Mary Tagliaferri, or Thomas Chesterman.

Equity Compensation.   We believe that providing a significant portion of our executives’ totalcompensation package in stock options and other equity awards aligns the incentives of our executives with the interests of our stockholders and with our long-term success. The Committee and Board develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives. This judgment is based in part on information provided by benchmarking studies. In 2010, the Company referred to the BioWorld Executive Compensation Report, a Compensia report and the Radford Survey — Biotechnology Benchmark during its compensation determination process. In 2011, the Committee relied on both the compensation survey by James Reda and its own 2010 comparative analysis.

We grant equity awards through our Stock Incentive Plan, which was adopted by our Board and stockholders to permit the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and other stock-based awards to our officers, directors, scientific advisory board members, employees and consultants. All of our employees, directors, scientific advisory board members and consultants are eligible to participate in the Stock Incentive Plan.

Equity Grant Practices.   Equity grants made to our executive officers, including the Chief ExecutiveOfficer, are approved by the full Board of Directors upon the recommendation of the Committee. We grant options at exercise prices equal to or above the closing price of our common stock on the date of grant. In addition, we do not coordinate grants of options so that they are made before an announcement of favorable information, or after an announcement of unfavorable information. We do not reprice options. Likewise, if our stock price declines after the grant date, we do not replace options.

Benefits and Perquisites.   Beginning in fiscal year 2005 all executive officers became eligible to receive health care coverage that is generally available to other Bionovo employees. For the fiscal year ended December 31, 2011, we contributed $49,256.

Bionovo maintains a tax-qualified 401(k) Plan, which provides for broad-based employee participation. Under the 401(k) Plan, all Bionovo employees were eligible to contribute up to $16,500 of their compensation in 2011 subject to certain Internal Revenue Service and plan restrictions. Bionovo does not provide defined benefit pension plans or defined contribution retirement plans to its executives or other employees other than the 401(k) Plan.

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

2011 Executive Compensation Summary

The following table sets forth information regarding compensation earned in 2011, 2010 and 2009 by our Chairman and CEO, our President and Chief Medical Officer, and our Chief Financial Officer (these individuals are collectively referred to as our “named executive officers”):

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards(1) ($)	Non-Equity Incentive Plan Comp ($)	All Other Compensation ($)	Total ($)
Isaac Cohen(2) Chairman and Chief Executive Officer	2011	375,000	—	—	956,398	—	25,242	1,356,640
	2010	375,000	—	—	23,227	150,000	26,258	574,485
	2009	375,000	—	—	—	50,000	21,190	446,190
Mary Tagliaferri(2) President and Chief Medical Officer	2011	375,000	—	—	956,398	—	25,067	1,356,465
	2010	375,000	—	—	15,487	125,000	27,500	542,987
	2009	375,000	—	—	—	40,000	21,055	436,055
Thomas Chesterman(3) Senior Vice President and Chief Operating	2011	320,250	—	—	223,550	—	24,906	568,706
	2010	320,250	—	—	—	100,000	20,021	440,271
	2009	320,250	—	—	—	—	20,063	340,313

(1)	The value of option awards disclosed is based on the aggregate grant date fair value of the awards on date of grant. The method of and assumptions used to calculate the value of the options granted to our named executive officers is discussed under Note 7 of the Notes to the Financial Statements included in Part II of this Form 10-K for fiscal 2011.
(2)	Isaac Cohen, our Chairman and Chief Executive Officer, and Mary Tagliaferri, our President and Chief Medical Officer, were each granted 1,500,000 options on May 10, 2011. The aggregate grant date fair value for each was $956,398.
(3)	Thomas Chesterman was granted 350,000 options on May 10, 2011. The aggregate grant date fair value was $223,550. On January 2, 2012, Thomas Chesterman resigned from his position as Chief Financial Officer. His last day of employment was January 3, 2012. All options held by Mr. Chesterman that vested as of January 2, 2012 were cancelled 30 days following the termination of his employment on February 1, 2012 and all unvested options were cancelled immediately upon termination of his employment.

All Other Compensation in the summary compensation table above includes the following components:

	Year	Car Allowance ($)	Health Care Contributions ($)	Life Insurance Premiums ($)	Total ($)
Isaac Cohen	2011	9,682	14,296	1,264	25,242
	2010	14,160	10,834	1,264	26,258
	2009	9,388	10,538	1,264	21,190

Mary Tagliaferri	2011	9,607	14,331	1,129	25,067
	2010	15,529	10,842	1,129	27,500
	2009	9,388	10,538	1,129	21,055

Thomas Chesterman	2011	—	20,629	4,277	24,906
	2010	—	15,744	4,277	20,021
	2009	—	15,786	4,277	20,063

Potential Payments Upon Termination or Change in Control

The following table and summary set forth potential payments payable to our current executive officers upon termination of employment or a change in control. The Board may in its discretion revise, amend or add to the benefits if it deems advisable, subject to limitations in the executive officer employment agreement (if applicable). The table below reflects amounts payable to our executive officers assuming their employment was terminated on December 31, 2011:

	Benefit	Termination Without Cause Prior to a Change in Control ($)	Termination Without Cause or Constructive Termination Following a Change in Control ($)
Isaac Cohen(1)	Salary	375,000	375,000
	Bonus	150,000	150,000
	Benefits continuation	—	12,000
	Total value:	525,000	537,000

Mary Tagliaferri(1)	Salary	375,000	375,000
	Bonus	150,000	150,000
	Benefits continuation	—	12,000
	Total value:	525,000	537,000

Thomas Chesterman(2)	Salary	320,250	160,000
	Bonus		—
	Benefits continuation	—	—
	Total value:	320,250	160,000

(1)	Isaac Cohen and Mary Tagliaferri entered into amended and restated employment agreements (the “Employment Agreements”) with the Company, effective January 23, 2012, which contain new terms and conditions relating to termination of employment and a change in control of the Company. The Employment Agreements are filed as Exhibit 10.1 and 10.2, respectively, to the Company’s Form 8-K, filed with the SEC on January 27, 2012, and incorporated herein by reference.
(2)	On January 2, 2012, Thomas Chesterman resigned from his position as Chief Financial Officer. His last day of employment was January 3, 2012.

Employment and Separation Agreements

As of December 31, 2011, Isaac Cohen, the Company’s Chief Executive Officer, has an employment agreement with Bionovo that provides for an annual salary of $375,000, subject to annual review and potential increase by the Board of Directors. Mr. Cohen is eligible to receive annual bonuses in cash or stock options as awarded by the Board of Directors in its discretion. Mr. Cohen also is entitled to an automobile allowance of up to $750 per month plus certain related expenses and we have agreed to indemnify him in his capacity as an officer or director. Mr. Cohen will receive a severance payment equal to his target bonus for the year, prorated for the number of months during the calendar year that he was employed. The agreement is effective as of January 1, 2008 and may be terminated by either party at any time subject to the terms and conditions set forth therein. As of January 23, 2012, Isaac Cohen entered into an amended and restatement employment agreement as described in the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2012.

As of December 31, 2011, Mary Tagliaferri, the Company’s President, has an employment agreement with Bionovo that provides for an annual salary of $375,000, subject to annual review and potential increase by the Board of Directors. Dr. Tagliaferri is eligible to receive annual bonuses in cash or stock options as awarded by the Board of Directors in its discretion. Dr. Tagliaferri also is entitled to an automobile allowance of up to $750 per month plus certain related expenses and we have agreed to indemnify her in her capacity as an officer or director. Dr. Tagliaferri will receive a severance payment equal her target bonus for the year, prorated for the number of months during the calendar year that she was employed. The agreement is effective as of January 1, 2008 and may be terminated by either party at any time subject to the terms and conditions set forth therein. As of January 23, 2012, Mary Tagliaferri entered into an amended and restatement employment agreement as described in the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2012.

The employment agreement of Thomas Chesterman, the Company’s former Chief Financial Officer, terminated upon his departure on January 3, 2012. J. David Boyle II, the Company’s current Chief Financial Officer, entered into an employment agreement with the Company on January 4, 2012, which is described in the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012.

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to the Named Executive Officers during the fiscal year ended December 31, 2011. The option awards and unvested portion of the stock awards identified in the table below are also reported in the Outstanding Equity Awards Table at December 31, 2011 below.

	Grant Date	Approval Date	Payments Under Non-Equity Incentive Plan Awards(1) ($)	All Other Stock Number of Shares of Stock or Units (#)	All Other Option Awards Number of Securities Underlying Options(2) (#)	Exercise Price or Base Price of Option Awards(3) ($/Sh)
Isaac Cohen	5/10/2011	5/10/2011	—	—	1,500,000	0.79
Mary Tagliaferri	5/10/2011	5/10/2011	—	—	1,500,000	0.79
Thomas Chesterman(4)	5/10/2011	5/10/2011	—	—	350,000	0.79

(1)	There were no payments made under the incentive bonus plan for the year ended December 31, 2011.
(2)	This column shows the number of shares based on the option grant on May 10, 2011, to the Named Executive Officer. The options vested 20% upon the date of grant and will continue to vest 20% on each anniversary of the grant date over four years.
(3)	This column shows the exercise price for the stock options granted to the Named Executive Officers, which was the closing price of Bionovo stock on the date the Compensation Committee approved and granted such options.
(4)	On January 2, 2012, Thomas Chesterman resigned from his position as Chief Financial Officer. His last day of employment was January 3, 2012. All options held by Mr. Chesterman that vested as of January 2, 2012 were cancelled 30 days following the termination of his employment on February 1, 2012 and all unvested options were cancelled immediately upon termination of his employment.

Outstanding Equity Awards

The following table shows all outstanding equity awards held by the Named Executive Officers as of December 31, 2011:

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Isaac Cohen(1)(2)	300,000	1,200,000	0.79	5/10/2016
	9,836	—	3.05	1/12/2015
Mary Tagliaferri(1)(2)	300,000	1,200,000	0.79	5/10/2016
	6,558	—	3.05	1/12/2015
Thomas Chesterman(1)(3)	70,000	280,000	0.79	5/10/2016
	160,000	—	14.90	7/11/2017
	40,000	—	11.70	11/1/2012

(1)	Options granted on May 10, 2011 to Isaac Cohen, Mary Tagliaferri and Thomas Chesterman vested 20% on the date of grant and continue vesting 20% each anniversary of the grant date for four years.
(2)	Options granted on January 12, 2010 to Isaac Cohen and Mary Tagliaferri vested on the date of grant.
(3)	Options granted to Thomas Chesterman upon hire vest ratably over a four year period with 1/4 vesting on the anniversary of the hire date. On January 2, 2012, Thomas Chesterman resigned from his position as Chief Financial Officer. His last day of employment was January 3, 2012. All options held by Mr.

Chesterman that vested as of January 2, 2012 were cancelled 30 days following the termination of his employment on February 1, 2012 and all unvested options were cancelled immediately upon termination of his employment.

Options Exercised

There were no options exercised by the Named Executive Officers during the fiscal year ended December 31, 2011.

Non-Employee Director Compensation

For the year ended December 31, 2011, each of our non-employee directors earned an annual retainer of $24,000 for their service, and additional cash or stock options for service on board committees. Total compensation paid to non-employee directors for services performed in 2011 was $102,500. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with our policy. Isaac Cohen and Mary Tagliaferri, each of whom are executive officers of the Company, are not compensated in their capacities as directors of the Company.

The following table sets forth a summary of the compensation we paid to our non-employee directors who served during the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
John D. Baxter(2)	24,000	74,450	15,000	113,450
George Butler(3)	34,000	50,019	—	84,019
Louis Drapeau(3)	44,500	50,019	—	94,519

(1)	The value of option awards disclosed is based on the aggregate grant date fair value of the awards on date of grant. The method of and assumptions used to calculate the value of the options granted to our non-employee directors is discussed under Note 7 of the Notes to the Financial Statements included in Part II of this Form 10-K for fiscal 2011.
(2)	All Other Compensation includes $15,000 earned during 2011 for service as a member of the Company’s Scientific Advisory Board (SAB). Dr. Baxter ceased to be a member of the Company’s SAB and Board of Directors in October 2011 due to his death. Stock option awards includes options to purchase 60,000 shares of common stock with an aggregate grant-date fair value of $24,431, granted on May 10, 2011 for service on our SAB and options to purchase 100,000 shares of common stock with an aggregate grant-date fair value of $50,019, granted on May 10, 2011 for participation on the Board for the fiscal year ended December 31, 2010.
(3)	Includes stock options to purchase 100,000 shares of common stock with an aggregate grant-date fair value of $50,019, granted on May 10, 2011 for participation on the Board for the fiscal year ended December 31, 2010.

In 2012, subject to obtaining sufficient new financing the non-employee directors will receive an annual cash retainer of $24,000. In addition, the Lead Independent Director will receive an additional annual retainer of $10,000. Board members also receive additional annual retainers for serving on some board committees. The annual retainer for the Chair of the Audit Committee will be $7,500, and each other member of the Audit Committee will receive an annual retainer of $5,000. The annual retainer for the Chair of the Compensation Committee will be $5,000, and each other member of the Compensation Committee will receive an annual retainer of $3,000. Our directors are also entitled to receive reimbursement of reasonable out-of-pocket expenses incurred by them to attend board meetings.

In addition to the cash compensation, each non-employee director may be granted an annual stock option award to purchase shares of our common stock when re-elected by the stockholders and each new non-employee director may receive an option award to purchase shares of our common stock upon election to the board. On May 10, 2011, the non-employee directors received the option awards listed in the above table for their participation on the Board for the fiscal year ended December 31, 2010.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of our Compensation Committee was during the fiscal year ended December 31, 2011 an employee or current or former officer of the Company. Other than as described below, no member of the Compensation Committee had any relationship with the Company during the fiscal year ended December 31, 2011 pursuant to which disclosure would be required under applicable rules of the SEC pertaining to the disclosure of transactions with related persons. During the fiscal year ended December 31, 2011, none of our executive officers served as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Dr. John D. Baxter, a former member of our Board of Directors, became a member of our Scientific Advisory Board (SAB) in February of 2009 under a consultancy agreement for a term of two years. Under the terms of the agreement, Dr. Baxter was to be paid a total of $40,000, in quarterly installments and was granted options to purchase 12,000 shares of our common stock at an exercise price $1.25. The options vested over two years with 50% vesting on the first and second anniversaries of the grant date. Dr. Baxter received $18,333 for his services during the year ended December 31, 2009 and earned $20,000 for his services during the year ended December 31, 2010 and $15,000 for the year ended December 31, 2011. In March 2011, we renewed our contract with Dr. Baxter with the same cash payment and option provisions. In October 2011, Dr. Baxter ceased to be a member of our SAB and our Board of Directors due to his death.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K.

George Butler, Chairperson
Louis Drapeau
Robert Farrell

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2011. No equity compensation plans that were in effect as of December 31, 2011 were adopted without the approval of our security holders.

Plan Category	Common Stock to be Issued Upon Exercise of Outstanding Options, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, and Rights (b)	Common Stock Available for Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	7,275,945	$1.62	4,624,721
Equity compensation plans not approved by security holders	—	—	—

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and the notes thereto set forth certain information regarding the beneficial ownership of the Company’s common stock as of March 23, 2012, by (i) each current director; (ii) each executive officer named in the summary compensation table included herein; (iii) all of the Company’s current directors and executive officers as a group; and (iv) each person who is known by us to be a beneficial owner of five percent or more of the Company’s common stock.

Beneficial Ownership of Securities(1)

Name of Beneficial Owner	Outstanding Shares of Common Stock	Shares Issuable Pursuant to Options or Warrants Exercisable Within 60 Days of March 15, 2012	Percent of Total
RothsInvest Asset Management(2)	5,320,121	—	6.6%
Empery Asset Management, LP(3)	4,906,400	3,118,203	9.99%
Hudson Bay Master Fund Ltd(4)	4,496,803	3,527,800	9.99%
Isaac Cohen(5)	1,943,619	609,836	3.2%
Mary Tagliaferri(6)	1,924,619	606,558	3.2%
David Boyle(7)	—	—	*
Louis Drapeau(8)	18,000	49,300	*
George Butler(9)	20,000	49,000	*
Robert Farrell(10)	—	30,000	*
All executive officers and directors as a group (6 persons)(11)	3,906,238	1,344,694	6.5%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 80,326,361 shares of common stock outstanding on March 15, 2012, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address of each person on this table is c/o Bionovo, Inc., 5858 Horton street, Suite 400, Emeryville, CA 94608.
(2)	The address of this entity is Brandenberg Rechtsanwälte, Poststrasse 9, CH-6300 Zug. This information is based solely on information provided to the Company through electronic communications from RothsInvest Asset Management AG.

(3)	The address of this entity is 1 Rockefeller Plaza, Suite 1205, New York, New York, 10020. This information is based solely on information provided in the Schedule 13G filed by Empery Asset Management, LP on March 19, 2012. Includes 3,118,203 shares subject to warrant agreements exercisable within 60 days. This entity holds a warrant to purchase 5,742,922 shares of our common stock, which may only be exercised to the extent the entity would not beneficially own, after any such exercise, more than 9.99% of the outstanding shares of our common stock (the “9.99% blocker”). The shares set forth in the third column above include only the shares issuable upon exercise of the warrant which, when aggregated with the shares of common stock currently owned by this entity, would not exceed the 9.99% blocker.
(4)	The address of this entity is Walkers SPV Limited, Walker House, PO Box 908GT, Mary Street, Georgetown, Grand Cayman, Cayman Islands. This information is based solely on information provided in the Schedule 13G filed by Hudson Bay Master Fund Ltd. on March 21, 2012. Includes 3,527,800 shares subject to warrant agreements exercisable within 60 days. This entity holds a warrant to purchase 5,742,922 shares of our common stock, which is subject to a 9.99% blocker. The shares set forth in the third column above include only the shares issuable upon exercise of the warrant which, when aggregated with the shares of common stock currently owned by this entity, would not exceed the 9.99% blocker.
(5)	Includes 609,836 shares subject to stock option agreements exercisable within 60 days.
(6)	Includes 606,558 shares subject to stock option agreements exercisable within 60 days.
(7)	As of January 4, 2012, J. David Boyle II joined Bionovo and began serving as the Company’s Senior Vice President and Chief Financial Officer.
(8)	Includes 49,300 shares subject to stock option agreements exercisable within 60 days.
(9)	Includes 49,000 shares subject to stock option agreements exercisable within 60 days.
(10)	Includes 30,000 shares subject to stock option agreements exercisable within 60 days.
(11)	Includes 1,344,694 shares subject to stock option agreements exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Related-Person Transactions Policy and Procedures

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related person transactions, including the Sarbanes-Oxley Act of 2002. A related-person is any executive officer, director, or more than 5% stockholder of our company, including any of their immediate family members, and any entity owned or controlled by such persons. Under its charter, our Audit Committee is charged with reviewing and approving all related-person transactions and in addition approves any direct or indirect personal loans from our company to non-executive employees. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Certain Relationships and Related Party Transactions

Dr. John D. Baxter, a former member of our Board of Directors, became a member of our Scientific Advisory Board (SAB) in February of 2009 under a consultancy agreement for a term of two years. Under the terms of the agreement, Dr. Baxter was to be paid a total of $40,000, in quarterly installments and was granted options to purchase 12,000 shares of our common stock at an exercise price $1.25. The options vested over two years with 50% vesting on the first and second anniversaries of the grant date. Dr. Baxter received $18,333 for his services during the year ended December 31, 2009 and earned $20,000 for his services during the year ended December 31, 2010 and $15,000 for the year ended December 31, 2011. In March 2011, we renewed our contract with Dr. Baxter with the same cash payment and option provisions. In October 2011, Dr. Baxter ceased to be a member of our SAB and our Board of Directors due to his death.

Independence of the Board of Directors

During the year ended December 31, 2011, we were listed on the NASDAQ Capital Market (“NASDAQ”) and chose to apply the listing standards of NASDAQ in determining the independence of our directors. The Board consults with counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and us, our senior management and our independent registered public accounting firm, the Board affirmatively has determined that all of our directors are independent and unaffiliated directors within the meaning of the applicable NASDAQ listing standards, except Isaac Cohen, our Chairman and Chief Executive Officer, and Mary Tagliaferri, our President and Chief Medical Officer.

The Board has noted Dr. John D. Baxter has received compensation from the Company for serving as a member of the Company’s Scientific Advisory Board (SAB), but notes the total compensation was below the NASDAQ listing standards threshold. The Board has specifically determined that Dr. Baxter is an independent and unaffiliated director.

On February 7, 2012, the Company filed a Form 25 with the SEC to effect the voluntary delisting of the Company’s common stock from The NASDAQ Capital Market and the Company’s common stock began trading on the OTCQB under the trading symbol “BNVI”.

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2011 and 2010 by PMB Helin Donovan LLP, our principal accountant:

	Fiscal Year Ended December 31,
	2011	2010
Audit Fees	$153,066	$147,838
Audit-related Fees	—	—
Tax Fees	—	—
Other Fees(1)	32,500	67,528
Total Fees	$185,566	$215,366

(1)	Other Fees includes services provided by PMB Helin Donovan LLP related to filing of the Company’s registration statements related to financing transactions that occurred during the applicable fiscal year.

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees we paid PMB Helin Donovan LLP for professional services for the audit of our financial statements included in our annual reports on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings.

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

(1)  Index to Financial Statements.

Included in Part II of this Report:

Page in Form 10-K
Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets at December 31, 2011 and 2010	44
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, and from February 1, 2002 (date of inception) to December 31, 2011	45
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, and from February 1, 2002 (date of inception) to December 31, 2011	46
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, and from February 1, 2002 (date of inception) to December 31, 2011	47
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and from February 1, 2002 (date of inception) to December 31, 2011	49
Notes to Consolidated Financial Statements	50

(2)  Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(3)  Exhibits.

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Agreement of Merger and Plan of Reorganization, dated as of April 6, 2005, among Lighten Up Enterprises International, Inc., LTUP Acquisition Corp. and the registrant.(1)
2.2	Agreement and Plan of Merger, dated as of June 28, 2005, between Lighten Up Enterprises International, Inc. and the registrant.(2)
3.1	Certificate of Incorporation of the registrant dated as of June 27, 2005.(3)
3.2	Certificate of Amendment of the Certificate of Incorporation of the registrant dated May 9, 2007.(4)
3.3	Certificate of Amendment of the Certificate of Incorporation of the registrant dated July 7, 2010.(24)
3.4	Certificate of Amendment of the Certificate of Incorporation of the registrant dated August 27, 2010.(28)
3.5	Amended and Restated By-Laws of the registrant.(5)
3.6	Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock dated December 30, 2011.(7)
4.1	Registration Rights Agreement, dated September 30, 2004.(8)

Exhibit Number	Description of Exhibit
4.2	First Amendment to Registration Rights Agreement effective as December 31, 2005 among the registrant and the signatories thereto.(9)
4.3	Amendment to Registration Rights Agreement effective as December 31, 2005 among the registrant and the signatories thereto.(9)
4.4	Form of Common Stock Purchase Warrant used in October 2007 public offering.(10)
4.5	Form of Common Stock Purchase Warrant used in January 2007 private placement.(11)
4.6	Form of Registration Rights Agreement used in January 2007 private placement.(11)
4.7	Form of Private Placement Warrant used in January 2007 private placement.(20)
4.8	Form of Common Stock Purchase Warrant used in October 2010 registered direct offering.(22)
4.9	Form of Common Stock Purchase Warrant used in February 2011 public offering.(26)
4.10	Form of Warrant used in March 2012 public offering.(29)
10.1	Form of Private Placement Subscription Agreement used in May 2005 private placement.(6)
10.2	Form of Private Placement Investor Questionnaire used in May 2005 private placement.(6)
10.3	Form of Private Placement Registration Rights Agreement used in May 2005 private placement.(6)
10.4	Form of Private Placement Acknowledgement and Amendment used in May 2005 private placement.(6)
10.5	Stock Incentive Plan, as amended.(12)
10.6	Amended and Restated Executive Employment Agreement effective January 1, 2008, between the registrant and Isaac Cohen.(13)
10.7	Amended and Restated Executive Employment Agreement effective January 1, 2008, between Bionovo, Inc. and Mary Tagliaferri.(13)
10.8	Licensing and Technology Transfer Agreement, dated as of November 6, 2003, with United Biotech Corporation (certain terms of this agreement have been omitted and are subject to confidential treatment granted by the SEC).(14)
10.9	Office Lease, dated as of July 6, 2005, with Emery Station Joint Venture, LLC.(3)
10.10	Underwriting Agreement, dated October 31, 2007, between Bionovo, Inc. and BMO Capital Markets Corp.(10)
10.11	Subscription Agreement used in January 2007 private placement.(11)
10.12	Amendment Two to Space Lease between Bionovo, Inc. and Fitzsimons Redevelopment Authority.(16)
10.13	Common Stock Purchase Agreement, dated as of July 6, 2010, by and between the registrant and Aspire Capital Fund, LLC.(17)
10.14	Registration Rights Agreement, dated as of July 6, 2010, by and between the registrant and Aspire Capital Fund, LLC.(17)
10.15	Assignment and Assumption Agreement, dated April 6, 2005, among the Registrant, Bionovo, Inc. and Isaac Cohen regarding Employment Agreement.(8)
10.16	Assignment and Assumption Agreement, dated April 6, 2005, among the Registrant, Bionovo, Inc. and Mary Tagliaferri regarding Employment Agreement.(8)
10.17	Letter Agreement, dated September 10, 2009, with Dawson James Securities, Inc.(21)
10.18	First Amendment to Letter Agreement, dated September 23, 2009, with Dawson James Securities, Inc.(21)
10.19	Second Amendment to Letter Agreement, dated September 28, 2009, with Dawson James Securities, Inc.(21)

Exhibit Number	Description of Exhibit
10.20	Third Amendment to Letter Agreement, dated September 29, 2009, with Dawson James Securities, Inc.(21)
10.21	Master Lease Agreement with Tetra Financial Group.(23)
10.22	Sale Leaseback Agreement with Tetra Financial Group.(23)
10.23	Master Lease Agreement with De Lage Landen.(23)
10.24	Form of Subscription Agreement used in October 2010 registered direct offering.(22)
10.25	Placement Agency Agreement between Bionovo, Inc. and William Blair & Company, L.L.C.(22)
10.26	Underwriting Agreement between Bionovo, Inc. and Cowen and Company, LLC.(25)
10.27	Lease Agreement with BMR-Bridgeview Technology Park LLC, dated as of January 12, 2011.(27)
10.28	Employment Agreement, dated January 4, 2012, between Bionovo, Inc., and J. David Boyle II.(7)
10.29	Amended and Restated Employment Agreement between Bionovo, Inc. and Isaac Cohen, dated as of January 23, 2012.(19)
10.30	Amended and Restated Employment Agreement between Bionovo, Inc. and Mary Tagliaferri, dated as of January 23, 2012.(19)
10.31	Order Approving Stipulation for Settlement of Claim, dated February 16, 2012.(30)
10.32	Stipulation for Settlement of Claim, dated February 15, 2012.(30)
10.33	Securities Purchase Agreement, dated March 12, 2012.(29)
16.10	Letter regarding change in certifying accountant.(18)
23.1*	Consent of PMB Helin Donovan, LLP, an Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in signature page of this annual report).
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financing Officer
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2005
(2)	Incorporated by reference to the registrant’s Preliminary Proxy Statement on Schedule 14C filed with the SEC on May 17, 2005.
(3)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2007
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2008.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2005

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2012.
(8)	Incorporated by reference to the registrant’s Amendment No. 1 to its Current Report on Form 8-K/A filed with the SEC on June 3, 2005.
(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2006.
(10)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2007.
(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2007.
(12)	Incorporated by reference to the registrant’s Definitive Schedule 14A filed with the SEC on April 17, 2006.
(13)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.
(14)	Incorporated by reference to the registrant’s Amendment No. 5 to its Current Report on Form 8-K/A filed with the SEC on October 19, 2005.
(15)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2007.
(16)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007, filed with the SEC on May 8, 2007.
(17)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010.
(18)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2007.
(19)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2012.
(20)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2007.
(21)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, as amended, initially filed with the SEC on September 10, 2009.
(22)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2010.
(23)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the SEC on November 12, 2010.
(24)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 16, 2010.
(25)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2011.
(26)	Incorporated by reference to the registrant’s Amendment No. 1 to the Registration Statement on Form S-1/A, filed with the SEC on January 21, 2011.
(27)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 11, 2011.
(28)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 10, 2011.
(29)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2012.
(30)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2012.

(b) Index to exhibits

See exhibits listed under Item 15(a) (3).

(c) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2012.

BIONOVO, INC.
By: /s/ Isaac Cohen Isaac Cohen Chairman and Chief Executive Officer

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Isaac Cohen and J. David Boyle II, and each one of them, attorneys-in-fact for the undersigned, each with power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Isaac Cohen Isaac Cohen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012
/s/ J. David Boyle II J. David Boyle II	Sr. VP and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012
/s/ Mary Tagliaferri Mary Tagliaferri	President, Chief Medical Officer and Director	March 30, 2012
/s/ George Butler George Butler	Director	March 30, 2012
/s/ Louis Drapeau Louis Drapeau	Director	March 30, 2012
/s/ Robert Farrell Robert Farrell	Director	March 30, 2012