Form 10-Q
period 2012-03-31
BIONOVO INC
filed 2012-05-15
CIK 1203957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

Commission File No. 001-33498

BIONOVO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5526892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24570 Clawiter Rd Hayward, CA 94545	(510) 601-2000
(Address of principal executive offices, including zip code)	(Telephone Number)

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

Yes  ☐    No  ☑

As of May 1, 2012, 80,326,361 shares of the registrant’s common stock, par value $0.0001, were outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 and from February 1, 2002 (date of inception) to March 31, 2012	2
	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011 and from February 1, 2002 (date of inception) to March 31, 2012	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and from February 1, 2002 (date of inception) to March 31, 2012	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1a.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
Signatures		32

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$446	$2,549
Short-term investments	-	500
Receivables	5	5
Prepaid expenses	726	1,180
Other current assets	508	507
Total current assets	1,685	4,741
Property and equipment, net	8,450	11,382
Patents pending, net	1,766	1,691
Other assets	643	644
Total assets	$12,544	$18,458

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,039	$1,543
Accrued clinical trial expenses	2,436	967
Accrued compensation and benefits	135	304
Current portion of capital lease obligations	644	872
Current portion of notes payable	9	9
Warrant liability	215	2,515
Other current liabilities	1,754	1,131
Total current liabilities	8,232	7,341
Non-current portion of capital lease obligations	32	42
Non-current portion of notes payable	70	72
Total liabilities	8,334	7,455

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value, 340,000,000 shares authorized, 80,326,361 and 54,581,955 shares outstanding at March 31, 2012 and December 31, 2011, respectively	8	5
Additional paid-in capital	99,362	98,243
Accumulated other comprehensive income (loss)	-	-
Accumulated deficit	(95,160)	(87,245)
Total shareholders’ equity	4,210	11,003
Total liabilities and shareholders’ equity	$12,544	$18,458

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,		Accumulated from February 1, 2002 (Date of inception) to March 31,
	2012	2011	2012

Revenue	$52	$65	$2,109

Operating expenses:
Research and development	5,935	3,883	80,810
General and administrative	1,136	994	25,631
Merger cost	-	-	1,964
Total operating expenses	7,071	4,877	108,405

Loss from operations	(7,019)	(4,812)	(106,296)

Other income (expense):
Change in fair value of warrant liability	2,300	3,122	13,151
Interest income	-	9	2,120
Loss on write off of leasehold improvements	(2,191)	-	(2,191)
Lease termination costs	(982)	-	(982)
Interest expense	(16)	(29)	(634)
Other expense, net	(6)	-	(328)
Total other income (expense)	(895)	3,102	11,136

Net loss	$(7,914)	$(1,710)	$(95,160)
Basic and diluted net loss per common share	$(0.12)	$(0.04)	$(5.85)

Shares used in computing basic and diluted net loss per share	64,749	43,550	16,255

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	For the Three Months Ended March 31,		Accumulated from February 1, 2002 (Date of inception) to March 31,
	2012	2011	2012

Net loss	$(7,914)	$(1,710)	$(95,160)

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	-	-	-
Other comprehensive income (loss)	-	-	-

Comprehensive loss	$(7,914)	$(1,710)	$(95,160)

See accompanying notes to these consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flow

(unaudited, in thousands)

	For the Three Months Ended March 31,		Accumulated from February 1, 2002 (Date of inception) to March 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(7,914)	$(1,710)	$(95,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	777	584	9,118
Stock-based compensation expense	(114)	173	7,132
Amortization and accretion of investments	-	11	341
Non-cash compensation for warrants issued	-	-	1,964
Amortization of note discount	-	-	139
Amortization of deferred stock compensation	-	-	16
Change in fair value of warrrant liability	(2,300)	(3,122)	(13,151)
Loss on disposal of property and equipment	7	-	158
Loss on write off of leasehold improvements	2,191	-	2,191
Loss on disposal of inactive patent applications	-	-	26
Noncash adjustment to available-for-sale securities	-	-	1
Changes in assets and liabilities:
Receivables	-	(27)	(5)
Prepaid expenses and other current assets	453	168	(634)
Deposits and other non-current assets	1	(246)	(617)
Accounts payable	1,496	(42)	3,039
Accrued clinical trial expenses	1,469	166	2,436
Accrued compensation and benefits	(169)	(364)	135
Other accrued liabilities	623	(230)	1,755
Net cash used in operating activities	(3,480)	(4,639)	(81,116)

Cash flows from investing activities:
Capital expenditures	(8)	(1,625)	(15,188)
Proceeds from sale-leaseback transaction	-	-	1,205
Acquisition of intangible assets	(109)	(230)	(2,162)
Proceeds from sales and maturities of investments	500	-	49,860
Purchases of available-for-sale securities	-	(6,351)	(50,200)
Net cash provided by (used in) investing activities	383	(8,206)	(16,485)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	1,235	27,258	98,009
Payments under capital lease obligations	(239)	(318)	(4,701)
Payments under notes payable	(2)	(15)	(125)
Proceeds from exercise of warrants and options	-	-	5,001
Payments of convertible notes payable	-	-	(50)
Payments for financing costs for convertible notes	-	-	(87)
Net cash provided by financing activities	994	26,925	98,047

Net (decrease) increase in cash and cash equivalents	(2,103)	14,080	446
Cash and cash equivalents at the beginning of the period	2,549	2,638	-
Cash and cash equivalents at the end of the period	$446	$16,718	$446

See accompanying notes to these condensed consolidated financial statements

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements – continued (unaudited)

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

NASDAQ Voluntary Delisting

On March 14, 2011, the Company received a letter from The NASDAQ Stock Market stating that it was not in compliance with NASDAQ listing rules because it failed to maintain a minimum bid price of $1.00 per share for the last 30 consecutive business days. NASDAQ granted the Company a period of 180 calendar days to regain compliance. On September 14, 2011, NASDAQ informed the Company that it had been granted an additional 180 calendar days, or until March 12, 2012 to regain compliance. On February 7, 2012, the Company filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to effect the voluntary delisting of its common stock from the NASDAQ Capital Market and the Company’s common stock began trading on the OTCQB under the trading symbol ‘‘BNVI’’.

Restructure of Work Force

As a result of insufficient cash flow, on March 9, 2012, the Company announced that it reduced its workforce by over 90%. As of March 31, 2012, the Company had 5 remaining employees, all at a reduced salary rate. The Company began formulating the work force reduction plan during the first quarter of 2012. In connection with the work force reduction, accrued vacation pay of approximately $166,000 was paid to the affected employees upon termination. The Company did not grant the employees any severance.

Going Concern

The Company has sustained recurring losses and negative cash flows from operations. At March 31, 2012, the Company had an accumulated deficit of $95.2 million, working capital deficit of $6.6 million and shareholders’ equity of $4.2 million. Over the past years, the Company has been funded through a combination of private equity, debt, lease financing and public offerings. As of March 31, 2012, the Company had $0.4 million in its cash accounts and is not able to meet its current or long-term financial obligations. The Company will run out of cash during June if it does not find alternative funding sources.

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements – continued (unaudited)

The Company has experienced and continues to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. In order to continue as a going concern, the Company must obtain additional financing urgently. The Company is currently pursuing a variety of funding options, including equity offerings, partnering/co-investment, venture debt and commercial licensing agreements for its products. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If the Company is not successful in its efforts to raise additional funds in the near term, the Company may be required to sell its capital equipment at a significant discount or discontinue operations altogether.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Bionovo, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2012, the consolidated results of the Company’s operations for the three months ended March 31, 2012 and 2011 and inception to date from February 1, 2002 to March 31, 2012, and the Company’s cash flows for the three months ended March 31, 2012 and 2011 and inception to date from February 1, 2002 to March 31, 2012.

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

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements – continued (unaudited)

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

Revenue from technology licenses or other payments under collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. Revenue on government contracts is recognized on a qualified cost reimbursement basis. For the three months ended March 31, 2012 and 2011, the Company recognized revenue from grants awarded by the National Institutes of Health of $0 and $65,000, respectively.

During the first quarter of 2012, the Company provided consulting services to one customer and recognized $51,500 in related revenue.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued applicable to Bionovo, Inc. other than those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements – continued (unaudited)

3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table shows supplemental cash flows for the three months ended March 31, 2012 and 2011 and inception to date from February 1, 2002 through March 31, 2012 (in thousands).

	For the Three Months Ended March 31,		Accumulated from February 1, 2002 (Date of inception) to March 31,
	2012	2011	2012
	(in thousands)
Cash paid during the year for:
Interest paid	$16	$30	$622
Income taxes paid	1	1	16

Supplemental disclosure of non-cash investing and financing:
Initial fair value of warrant liability		10,191	12,535
Constuction in progress included in other current liabilities		4,403	4,403
Non-cash warrant expense			1,964
Conversion of notes payable to common stock			450
Assets acquired under capital lease			5,376
Assets acquired under notes payable			204
Issuance of common stock for services	255		1,020
Conversion of accrued interest payable			12
Issuance of common stock with reverse merger			4

4. CASH, CASH EQUIVALENTS AND INVESTMENTS

When sufficient funds are available, the Company maintains a portfolio of marketable investment securities. The securities are investment grade and generally mature within one year and may include tax exempt securities and certificates of deposit. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

As of March 31, 2012, all of the Company’s funds are held in cash accounts totaling approximately $0.4 million. The following is a summary of cash, cash equivalents, and available-for-sale securities at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2011
	Cost	Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value

Total cash balance	$446	$-	$-	$446

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements – continued (unaudited)

	December 31, 2011
	Cost	Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$935	$-	$-	$935
Money market funds	1,614	-	-	1,614
Total cash and cash equivalents	$2,549	$-	$-	$2,549

Available-for-sale investments:
Corporate notes	$500	$-	$-	$500
Total available-for-sale investments	$500	$-	$-	$500

As of March 31, 2012 and December 31, 2011, unrealized gains or losses on available-for-sale securities included in accumulated other comprehensive income were $0. There was no realized gain or loss on the sale of available-for-sale securities for the three months ended March 31, 2012 or March 31, 2011.

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

As of March 31, 2012, the Company had no financial assets subject to the fair value hierarchy disclosure as there were no cash equivalents or short-term investments. The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
December 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1,614	$1,614	$-	$-
Corporate notes	500		500	-
Total	$2,114	$1,614	$500	$-

Financial liabilities carried at fair value as of March 31, 2012 and December 31, 2011 were classified as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
March 31, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$215	$-	$-	$215

December 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$2,515	$-	$-	$2,515

As discussed in Note 2, “Summary of Significant Accounting Policies,” the fair value of the warrant liability was initially recorded on each grant date and remeasured at each reporting period using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. The fair value of the warrant liability was estimated using the following range of assumptions at March 31, 2012 and December 31, 2011:

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements – continued (unaudited)

	October 2010 Warrants		February 2011 Warrants
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Expected volatility	149%	134%	144%	131%
Risk-free interest rate	0.64%	0.55%	0.72%	0.62%
Expected life	3.5 years	3.8 years	3.8 years	4.1 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three month period ended March 31, 2012 (in thousands):

Balance at December 31, 2011	$2,515
Net decrease in fair value of warrant liability on remeasurment	(2,300)
Balance at March 31, 2012	$215

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

Office and laboratory equipment	3 to 5 years
Computer equipment and software	3 years
Leasehold improvements	Term of lease agreement
Leased equipment	Term of lease agreement

The following is a summary of property and equipment, at cost less accumulated depreciation, at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Office and lab equipment	$9,520	$9,527
Leasehold improvements	5,823	9,067
Computer equipment and software	402	394
	15,745	18,988
Less: accumulated depreciation	(7,295)	(7,606)
Property and equipment, net	$8,450	$11,382

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements – continued (unaudited)

If the Company is not successful in its efforts to obtain additional funding, it may be required to sell its laboratory and manufacturing equipment. The Company is exploring possible transactions for the sale of its equipment but has not yet entered into any such agreement. The Company expects that a transaction to sell its laboratory and manufacturing equipment would result in funds significantly below the book value of the assets recorded. As of March 31, 2012, the Company has not recorded an impairment charge to its laboratory and manufacturing equipment as the Company continues to actively pursue funding options that would allow it to use the laboratory and manufacturing equipment as intended.

In the second quarter of 2012, the Company decided to abandon its facility in Emeryville, California and consolidate its operations at its Hayward, California location. Accordingly, for the three months ended March 31, 2012, the Company recognized a loss on impairment of fixed assets of $2.2 million to write-off the Emeryville leasehold improvements of approximately $3.2 million and related accumulated depreciation of approximately $1.0 million. Included in the impaired leasehold improvements was $0.2 million in gross assets acquired under two notes payable with the lessor of the Emeryville facility. As of March 31, 2012, the Company owed the lessor approximately $79,000 of the outstanding note payable balance (see Note 8, “Notes Payable” for further details).

Office and lab equipment include gross assets acquired under capital leases of approximately $2.3 million as March 31, 2012 and December 31, 2011. Amortization of assets under capital leases is included in depreciation expense. For the three months ended March 31, 2012 and 2011, the Company recorded depreciation expense of approximately $0.7 million and $0.6 million, respectively.

Intangible assets - Patent Costs

Intangible assets consist of patent licensing costs incurred to date. The Company is amortizing the patent cost incurred to date, over a 15 year period. If the patents are not awarded, the costs related to those patents will be expensed in the period that determination is made. As of March 31, 2012, the Company had capitalized approximately $2.0 million in patent licensing costs. For the three months ended March 31, 2012 and 2011, the Company recorded amortization expense of approximately $34,000 and $26,000, respectively.

7. OTHER CURRENT LIABILITIES

Other current liabilities include the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Accrued consulting fees	68	40
Accrued legal fees	16	101
Deferred rent	602	572
Lease termination costs	982	-
Other current liabilities	86	418
Total other current liabilities	$1,754	$1,131

8. NOTES PAYABLE

In January of 2009, the Company relocated to its facility in Emeryville, California. Related to the relocation, the Company financed leasehold improvements under two notes payable with the lessor of the building. The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018. The second note of $104,000 was paid in full in July of 2011. The future minimum payments as of March 31, 2012 are as follows (in thousands):

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements – continued (unaudited)

Notes Payable
2012 (1)	$13
2013	16
2014	16
2015	16
2016	16
Thereafter	31
Total minimum payments	$108
Less: Amount representing interest	(29)
Present value of minimum payments	$79
Less: Current portion	(9)
Non-current portion of notes payable	$70

   (1) For the nine months ending December 31, 2012

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

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is antidilutive. The effect of the options and warrants was antidilutive for the three months ended March 31, 2012 and 2011. The following table shows the total outstanding securities considered antidilutive and therefore, excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2012	2011
Options to purchase common stock	4,937	1,255
Options to purchase common stock - outside plan	-	21
Warrants to purchase common stock	25,627	26,345
Total	30,564	27,621

10. SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Socius Purchase Agreement

On December 30, 2011, we entered into a securities purchase agreement with Socius for up to $5 million as discussed in the Financing Transactions section above. The Socius Purchase Agreement automatically terminated pursuant to its terms on February 29, 2012. During the three months ended March 31, 2012 and prior to the termination of the Socius Purchase Agreement, we issued 6,031,915 shares of our common stock under the agreement resulting in gross proceeds of $1,050,000.

On February 13, 2012, Socius filed a $250,000 claim against the Company in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the “Court”), in connection with a non-refundable commitment fee owed to Socius pursuant to the Socius Purchase Agreement (the “Claim”).

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements – continued (unaudited)

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

On March 2, 2012 and March 21, 2012, the Company issued to Socius additional shares of the Company’s common stock equal to the difference between the number of VWAP Shares and the number of Settlement Shares. As of March 31, 2012, the final VWAP Shares was 5,480,795 which included 2,980,795 of additional shares issued by the Company to Socius as final settlement.

March 2012 Securities Purchase Agreement

On March 12, 2012, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the investors named in the Securities Purchase Agreement (the “Investors”), pursuant to which the Investors purchased an aggregate of 14,231,696 shares of its common stock and warrants to purchase 11,485,844 shares of its common stock for net proceeds of approximately $0.4 million. The exercise price of the warrants was $0.03 per share and the warrants expired on March 30, 2012. No warrants issued under the Securities Purchase Agreement were exercised prior to their expiration.

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

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements – continued (unaudited)

As of March 31, 2012, the Company had reserved 11.9 million shares of common stock for future issuance under the Plan.

Share-based Compensation Expense

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$(53)	$59
General and administrative	(61)	114
Total share-based compensation expense	$(114)	$173

As discussed in Note 1, “Business and Organization,” the Company reduced its workforce by over 90% in March of 2012. As of March 31, 2012, the Company had 5 remaining employees, all at a reduced salary rate. The credit balance shown for share-based compensation expense for the three months ended March 31, 2012 is due to the reversal of expense for unvested cancelled options of approximately $249,000 partially offset by expense for continuing employees of approximately $135,000. There was no capitalized share-based compensation cost as of March 31, 2012 and there were no recognized tax benefits during the three months ended March 31, 2012 and 2011.

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

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2012 and 2011:

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements – continued (unaudited)

	Three Months Ended March 31,
	2012	2011
Dividend yield	0%	0%
Expected volatility	135.0%	152.0%
Risk-free interest rate	0.54%	1.07%
Expected life	3.67 years	2.67 years

Share option activity for the three months ended March 31, 2012 was as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	7,276	$1.62
Granted	685	0.22
Exercised	-	-
Canceled or forfeited	(2,931)	1.69
Expired	(93)	9.58
Options outstanding at March 31, 2012	4,937	$1.23	4.0	$-
Options exercisable at March 31, 2012	1,649	$2.30	3.5	$-
Options exercisable and options expected to vest at March 31, 2012	4,196	$1.33	3.9	$-

Pursuant to the Plan, upon involuntary termination non-vested options are cancelled immediately. Vested options remain exercisable for 90 days following the involuntary termination. The 2.9 million options included under the heading “canceled or forfeited” in the table above include the cancellation of approximately 2.6 million unvested options due to the Company’s workforce reduction. An additional 0.7 million vested options will expire in June of 2012 if not exercised by the terminated employees within 90 days of termination. As of March 31, 2012, all applicable options had exercise prices substantially in excess of the market price and were not expected to be exercised.

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements – continued (unaudited)

Unvested share activity for the three months ended March 31, 2012 was as follows:

	Unvested Number of Options (in thousands)	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2011	5,259	$0.62
Granted	685	0.18
Vested	(36)	0.32
Forfeited	(2,620)	0.60
Unvested balance at March 31, 2012	3,288	0.55

As of March 31, 2012, the Company had approximately 7.0 million common shares reserved for future grant under its share option plan and there were no shares exercised during the first three months of 2012.

At March 31, 2012, there was $1.0 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 3.0 years.

11. STOCK WARRANTS

The Company has issued warrants to investors as part of its overall financing strategy. As of March 31, 2012, there were 25.6 million warrants to purchase Bionovo shares outstanding with a weighted average price of $2.71, a weighted average remaining life of 3.3 years and an aggregate exercise price of $69.4 million. Warrants to purchase an aggregate of 718,523 shares at a weighted-average exercise price of $10.62 expired in January of 2012.

In connection with the closing of the Company’s March 2012 Securities Purchase Agreement, the investors were issued warrants to purchase up to an aggregate of 11,485,844 shares of the Company’s common stock at a price of $0.03 per share. The warrants expired on March 30, 2012. As of March 31, 2012, none of the warrants were exercised and none remained outstanding.

The following table summarizes information about all warrants outstanding as of March 31, 2012:

Issue Date	Expiration Date	Number Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
October 2007	October 2012	1,491	12.50	0.59
October 2009	October 2014	6,174	4.28	2.52
October 2010	October 2015	2,045	1.64	3.52
February 2011	February 2016	15,917	1.32	3.84
		25,627	2.71	3.31

The estimated fair value of warrants granted in October 2007 and October 2009 is included in additional paid-in capital along with the proceeds from issuance of common stock. The estimated fair value of the warrants was calculated using the Black-Scholes valuation model. The following assumptions were used: (i) no expected dividends, (ii) risk free interest rates of 2.2% - 4.0%, (iii) expected volatility of 90% - 187%, and (iv) expected life in the stated life of the warrant. The fair value of the warrants ranged from $0.50 to $4.45.

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements – continued (unaudited)

Warrant Liability

As discussed above and in Note 2, “Summary of Significant Accounting Policies,” the warrants issued in the October 2010 Private Placement (“October 2010 warrants”) and the February 2011 Public Offering (“February 2011 warrants”) include provisions that provide the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes value, in the event of a change in control of the Company. Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model and the Company initially recorded a warrant liability of $1.7 million for the October 2010 warrants and a liability of $10.8 million for the February 2011 warrants. The Company remeasured the warrant liability resulting from these two issuances at each reporting period. For the three months ended March 31, 2012, the Company recorded adjustments resulting in a net decrease to the warrant liability of approximately $2.3 million with a corresponding entry to record a gain in other income (expense) in the Company’s condensed consolidated statements of operations. For the same period of 2011, the Company recorded adjustments resulting in a net decrease to the warrant liability of approximately $3.1 million with a corresponding entry to record a gain in other income (expense) in the Company’s condensed consolidated statements of operations. Additional disclosures regarding assumptions used in calculating the fair value of the warrant liability are included in Note 5, “Fair Value.”

The Securities Purchase Agreement of March 2012 did not result in a change of control as defined in the warrant agreements or trigger the cash settlement provisions in relation to the warrants issued in the October 2010 or February 2011 financing transactions.

12. LEASES, COMMITMENTS AND CONTINGENCIES

The Company leases certain office and laboratory equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $2.3 million at March 31, 2012 and December 31, 2011. Amortization of assets under capital leases is included in depreciation expense. Accumulated amortization at March 31, 2012 and December 31, 2011 was $1.3 million and $1.1 million, respectively.

The Company leases its laboratory and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2021. The leases provide for increases in future minimum annual rental payments and the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs), which are approximately $55,000 per month. Operating lease expense totaled approximately $0.6 million for the three months ended March 31, 2012 and $0.5 million for the same period of 2011.

In April of 2012, the Company decided to abandon its facility in Emeryville, California and consolidate its operations at its Hayward, California facility. Although the Company has abandoned the Emeryville facility, the Company remains liable for the remaining duration of the lease. Accordingly, the full remaining balance of approximately $14.7 million is included in the table below under “Operating Leases.” The Company is currently negotiating with the lessor to modify the lease terms. The Company recorded approximately $982,000 of lease termination costs in the condensed consolidated financial statements as of March 31, 2012.

Bionovo, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements – continued (unaudited)

Future minimum lease payments under non-cancelable capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
2012 (1)	$653	$2,006
2013	45	2,763
2014	-	3,224
2015	-	3,423
2016	-	3,519
Thereafter	-	10,848
Total minimum lease payments	$698	$25,783
Less: Amount representing interest	(22)
Present value of minimum lease payments	$676
Less: Current portion of capital lease obligations	(644)
Non-current portion of capital lease obligations	$32

     (1) For the nine months ending December 31, 2012

13. INCOME TAX

The Company does not have any unrecognized tax benefits and does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended March 31, 2012. As of March 31, 2012, the Company had recorded a full valuation reserve for all recognized tax benefits.

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

14. SUBSEQUENT EVENTS

As disclosed in Note 6, “Property and Equipment” and Note 12, “Leases, Commitments and Contingencies,” in April of 2012, the Company decided to abandon its Emeryville, California facility and consolidate its operations at its facility in Hayward, California. For the three months ended March 31, 2012, the Company recorded an impairment loss of $2.2 million upon write-off of Emeryville leasehold improvements of $3.2 million and accumulated depreciation of $1.0 million.

On April 30, 2012, David Boyle, the Company’s Chief Financial Officer, resigned from the Company to pursue other business opportunities. The Company also recorded approximately $982,000 of lease termination costs at March 31, 2012

The Company held a Special Meeting of its Shareholders on May 3, 2012. The shareholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock at an exchange ratio of 1-for-250 and to authorize the Board of Directors of the Company, in its discretion, to implement the reverse stock split at any time prior to December 31, 2012 by filing an amendment to the Certificate of Incorporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements located in this Quarterly Report and in our Form 10-K for the year ended December 31, 2011 and other documents filed by us from time to time with the Securities and Exchange Commission. Statements made in this Item other than statements of historical fact, including statements about us and our subsidiaries and our respective clinical trials, research programs, product pipeline, current and potential corporate partnerships, licenses and intellectual property, the adequacy of capital reserves and anticipated operating results and cash expenditures, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements made, including risks associated with the success of research and product development programs, the issuance and validity of patents, the development and protection of proprietary technologies, the ability to raise capital, operating expense levels and the ability to establish and retain corporate partnerships. Reference is made to discussions about risks associated with product development programs, intellectual property and other risks which may affect us under Item 1A, “Risk Factors” above. We do not undertake any obligation to update forward-looking statements.

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

Restructure of Work Force

As a result of insufficient cash flow, on March 9, 2012, we announced that we reduced our workforce by over 90%. As of March 31, 2012, the Company had 5 remaining employees, all at a reduced salary rate. The Company began formulating the work force reduction plan during the first quarter of 2012. In connection with the work force reduction, accrued vacation pay of approximately $166,000 was paid to the affected employees upon termination. The Company did not grant the employees any severance.

Going Concern

We have sustained recurring losses and negative cash flows from operations. At March 31, 2012, we had an accumulated deficit of $95.2 million, working capital deficit of $6.6 million and shareholders’ equity of $4.2 million. Over the past years, we have been funded through a combination of private equity, debt, lease financing and public offerings.

We have experienced and continue to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. In order to continue as a going concern, we must obtain additional financing urgently. We are currently pursuing a variety of funding options, including equity offerings, partnering/co-investment, venture debt and commercial licensing agreements for its products. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If we are not successful in our efforts to raise additional funds in the near term, we may be required to sell our capital equipment at a significant discount or discontinue operations altogether. As a result, we will likely file for bankruptcy or seek similar protection. Moreover, it is possible that our creditors may seek to initiate involuntary bankruptcy proceedings against us, which would force us to make defensive voluntary filing(s) of our own. In addition, if we restructure our debt or file for bankruptcy protection, it is very likely that our common stock will be severely diluted if not eliminated entirely.

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

Our lead drug candidate, Menerba™ (formerly MF-101), represents a new class of receptor sub-type selective estrogen receptor modulator (“SERM”), for the treatment of vasomotor symptoms of menopause, or “hot flashes.” We have designed Menerba to selectively modulate estrogen receptor beta (“ERß”) and we believe it could provide a safe and effective alternative to existing Food and Drug Administration (“FDA”) approved therapies that have been observed to pose a significant risk to women for developing breast cancer, stroke, cardiovascular disease, blood clots and other serious diseases. Hot flashes (or hot flushes) are a brief experience of body surface temperature irregularity resulting in fever like redness, sweating, prickly sensation that lasts from 4 to10 minutes. The experience may be accompanied by other symptoms such as anxiety, irritability, palpitations, blushing, panic, a sensation of loss of control, along with significant physical and emotional distress. Recently it has been suggested that women experiencing hot flashes are at higher risk for coronary heart disease, Type 2 diabetes, osteoporosis and early dementia, while at lower risk for breast cancer. Although not life threatening, hot flashes should be viewed as a marker of health decline and risk factor for aging diseases in women. In preclinical studies, Menerba does not lead to tumor formation in either breast or uterine tissues and it does not increase the risk for clotting. This characteristic, if confirmed in clinical testing, would differentiate Menerba from some existing therapies and other hormone-based therapies in clinical development. We announced the results in 2007 of our completed, multicenter, randomized, double-blinded, placebo-controlled Phase 2 trial, involving 217 women, which showed the higher of two Menerba doses tested was well tolerated and resulted in a statistically significant reduction of hot flashes after 12 weeks of treatment. In addition, treatment with the higher dose of Menerba led to a statistically significant reduction in night time awakenings when compared to placebo, which represents superior efficacy to existing non-hormonal therapies in development. In 2011 we announced the results of two tolerability studies with doses higher and similar to the higher dose in the Phase 2 study. In both studies significant reduction in hot flashes was observed as well as significant reduction in night time awakening. Following the FDA guidance and approval received, we are currently enrolling patients in a Phase 3, pivotal, clinical testing at multiple clinical sites in the U.S. We believe that Menerba’s novel mechanism of action could lead to a more favorable safety profile than currently approved hormone therapies (“HT”).

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

Warrant Liability

In October of 2010 and February of 2011, we issued warrants to purchase our common shares in connection with registered direct and public offerings. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrant agreement that provides the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the “Black-Scholes Model”) value, in the event of a change in control of the Company. The fair value of the warrant liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized at each reporting period in “Change in fair value of warrant liability” line item under other income (expense) in the condensed consolidated statements of operations.

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

Income Tax

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of March 31, 2012, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued that are applicable to us other that those included with our Annual Report on Form 10-K for the year ended December 31, 2011.

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

During the three months ended March 31, 2012 and 2011, we incurred research and development expenses of $5.9 million and $3.9 million, respectively. If we are successful in obtaining addition funding, we expect that research and development expenses will continue to increase as we continue our development of Menerba, Bezielle and other drug candidates and continue our Phase 3 testing of Menerba.

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

Results of Operations

Revenues

	Three Months Ended March 31,		Change in
	2012	2011	%
	(in thousands)
Revenue	$52	$65	-20%

During the three months ended March 31, 2012, we recognized revenue of approximately $52,000 for consulting services provided to one customer. We do not expect these consulting services to be significant to our operations as a whole. During the three months ended March 31, 2011, we recognized revenue of approximately $65,000 under a one-year grant from the National Institutes of Health (“NIH”) awarded in 2010. We did not recognize any NIH grant revenue during the three months ended March 31, 2012.

Research and Development Expenses

	Three Months Ended March 31,		Change in
	2012	2011	%
	(in thousands)
Research and development expenses	$5,935	$3,883	53%

Research and development (R&D) expenses reflect costs for the development of drugs and include salaries, contractor and consultant fees and other support costs, including employee stock-based compensation expense. The increase in R&D expenditures during the three months ended March 31, 2012 compared to the same period of 2011 is primarily due to our Phase 3 testing of Menerba. Future spending and continued progress on the Menerba Phase 3 trial is dependent upon our ability to obtain additional funding.

General and Administrative Expenses

	Three Months Ended March 31,		Change in
	2012	2011	%
	(in thousands)
General and administrative expense	$1,136	$994	14%

General and administrative (G&A) expense includes personnel costs for finance, administration, information systems, marketing, professional fees as well as facilities expenses. We do not currently have any dedicated sales support or marketing personnel. Marketing and communications expenses include public relations related to our drug development and clinical trials, participation in conventions and tradeshows, and website related expenses. The increase in G&A expenses during the three months ended March 31, 2012 as compared to the same period in 2011 is primarily due to legal fees incurred for unsuccessful funding transactions.

Other Income (Expense)

	Three Months Ended March 31,		Change in
	2012	2011	%
	(in thousands)
Other income (expense):
Change in fair value of warrant liability	2,300	3,122	-26%
Interest income	-	9	-100%
Loss on write off of leasehold improvements	(2,191)	-	*
Lease termination costs	(982)	-	*
Interest expense	(16)	(29)	-45%
Other expense, net	(6)	-	*
Total other income (expense)	$(895)	$3,102	-129%

The change in fair value of warrant liability during the three months ended March 31, 2012 and 2011 is due to the decrease of our stock price. The write off of the leasehold improvements in Emeryville resulted in a loss of approximately $2.2 million. We have also recorded approximately $1 million in leasehold termination costs.

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

As of March 31, 2012 we had cash of $0.4 million compared to cash, cash equivalents and short-term investments of $3.0 million at December 31, 2011. The decrease in cash is due to cash used to fund continuing operations. We are currently insolvent and do not have adequate funds to meet our current or long-term obligations.

In order to continue as a going concern, we must obtain additional financing urgently. We are currently pursuing a variety of funding options, including equity offerings, partnering/co-investment, venture debt and commercial licensing agreements for our products. If we are not successful in our efforts to raise additional funds in the near term, we may be required to sell our capital equipment at a significant discount or discontinue operations altogether. As a result, we will likely file for bankruptcy or seek similar protection. Moreover, it is possible that our creditors may seek to initiate involuntary bankruptcy proceedings against us, which would force us to make defensive voluntary filing(s) of our own. In addition, if we restructure our debt or file for bankruptcy protection, it is very likely that our common stock will be severely diluted if not eliminated entirely.

As of March 31, 2012, we had an accumulated deficit of $95.2 million, working capital deficiency of $6.6 million, and total shareholders’ equity of $4.2 million.

Financing Transactions

Socius Agreement

On December 30, 2011, we entered into a securities purchase agreement with Socius for up to $5 million as discussed in the Financing Transactions section above. The Socius Purchase Agreement automatically terminated pursuant to its terms on February 29, 2012. During the three months ended March 31, 2012 and prior to the termination of the Socius Purchase Agreement, we issued 6,031,915 shares of our common stock under the agreement resulting in gross proceeds of $1,050,000.

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

On March 2, 2012 and March 21, 2012, the Company issued to Socius additional shares of the Company’s common stock equal to the difference between the number of VWAP Shares and the number of Settlement Shares. As of March 31, 2012, the final VWAP Shares was 5,480,795 which included 2,980,795 of additional shares issued by the Company to Socius as final settlement.

Securities Purchase Agreement

On March 12, 2012, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the investors named in the Securities Purchase Agreement (the “Investors”), pursuant to which the Investors purchased an aggregate of 14,231,696 shares of our common stock and warrants to purchase 11,485,844 shares of our common stock resulting in net proceeds of approximately $0.4 million. The exercise price of the warrants was $0.03 per share and the warrants expired on March 30, 2012. As of March 30 2012, no warrants were exercised prior to their expiration.

Notes Payable

In connection with the move to our Emeryville, California facility in 2009, we financed leasehold improvements under two notes payable with the lessor of the building. The first note of $100,000 bears interest at 9.5% and is payable in monthly payments of interest and principal amounting to approximately $1,000 beginning May 1, 2009 and continuing over the remaining lease term with a due date of December 31, 2018. The second note of $104,000 accrued interest at 9.5% and was payable in 24 monthly payments of interest and principal amounting to approximately $5,000 beginning August 1, 2009 and continuing to July 1, 2011. The second note was paid in full in July of 2011. The future minimum payments as of March 31, 2012 are as follows (in thousands):

Notes Payable
2012 (1)	$13
2013	16
2014	16
2015	16
2016	16
Thereafter	31
Total minimum payments	$108
Less: Amount representing interest	(29)
Present value of minimum payments	$79
Less: Current portion	(9)
Non-current portion of notes payable	$70

(1) For the nine months ending December 31, 2012

Commitments and Contingencies

In the second quarter of 2012, we decided to abandon our facility in Emeryville, California and consolidate our operations at facility in Hayward, California. Although we have abandoned the Emeryville facility, the Company remains liable for the remaining duration of the lease. Accordingly, the full remaining balance of approximately $14.7 million is included in the table below under “Operating Lease Obligations.” The Company is currently negotiating with the lessor to modify the lease terms. The Company recorded approximately $982,000 of lease termination costs in the condensed consolidated financial statements as of March 31, 2012. Our contractual obligations and future minimum lease payments that are non-cancelable at March 31, 2012 are disclosed in the following table (in thousands).

	Total	2012	2013	2014	2015	2016	2017 and beyond
Contractual Obligations	$972	$972	$-	$-	$-	$-	$-
Operating lease obligations	25,783	2,006	2,763	3,224	3,423	3,519	10,848
Notes payable	108	13	16	16	16	16	31
Capital lease obligations	698	653	45	-	-	-	-
Total contractual commitments	$27,561	$3,644	$2,824	$3,240	$3,439	$3,535	$10,879

Off-Balance Sheet Financings and Liabilities

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Subsequent Events

In April of 2012, we decided to abandon our facility in Emeryville, California and consolidate our operations at our facility in Hayward, California. Accordingly, during the three months ended March 31, 2012, we recorded an impairment of $2.2 million due to the write-off of $3.2 million in leasehold improvements at the Emeryville facility and related accumulated depreciation of $1.0 million. The Company recorded approximately $982,000 of lease termination costs in the condensed consolidated financial statements as of March 31, 2012.

On April 30, 2012, David Boyle, the Company’s Chief Financial Officer, resigned from the Company to pursue other business opportunities.

The Company held a Special Meeting of its Shareholders on May 3, 2012. The shareholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock at an exchange ratio of 1-for-250 and to authorize the Board of Directors of the Company, in its discretion, to implement the reverse stock split at any time prior to December 31, 2012 by filing an amendment to the Certificate of Incorporation.

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

As of March 31, 2012, we had cash of $0.4 million in checking and savings accounts. We did not have any cash equivalents or short-term investments. When we do hold short-term investments, we expect they will likely decline by an immaterial amount if market interest rates increase and, therefore, we believe our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from short-term investments.

The fair market value of our warrant liability is calculated using the Black-Scholes pricing model which requires inputs such as expected life, expected volatility and risk-free interest rate in addition to the fair value of the Company’s stock as of the measurement date. Fluctuations in the Company’s stock price may result in significant fluctuations in the fair value of the warrant liability.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in internal controls: On March 9, 2012, we implemented a workforce reduction of approximately 90%. Although all accounting employees other than the CFO were terminated pursuant to the workforce reduction, we have retained the services of two of the terminated employees on a consulting basis to perform the quarterly accounting and reporting function. Due to the continuity of the staff and vigorous oversight of all expenditures by the CFO, we believe there were no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However with the departure of our CFO, effective April 30, 2012, it is possible that our internal controls over financial reporting may deteriorate. The Company will attempt to mitigate this through various measures.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1a.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2011 Annual Report on Form 10-K as filed on March 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number

3.1	Certificate of Incorporation of the registrant dated as of June 27, 2005. (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of the registrant dated May 9, 2007. (2)

3.3	Certificate of Amendment of the Certificate of Incorporation of the registrant dated July 7, 2010. (3)

3.4	Certificate of Amendment of the Certificate of Incorporation of the registrant dated August 27, 2010. (4)

3.5	Amended and Restated By-Laws of the registrant. (5)

31.1*	Certification of Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2, as amended, initially filed with the SEC on July 5, 2005.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2007.
(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 16, 2010.
(4)	Incorporated by reference to the registrant’s Amendment No. 1 to its Registration Statement on Form S-1, filed with the SEC on January 21, 2011.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2012.

BIONOVO, INC.

By:	/s/ Isaac Cohen
Isaac Cohen
Chairman and Chief Executive Officer

By:	/s/ Robert Farrell
Robert Farrell
Acting Chief Financial Officer

